Form 10-K
period 2013-12-31
TWITTER, INC.
filed 2014-03-06
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36164

Twitter, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8913779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1355 Market Street, Suite 900

San Francisco, California 94103

(Address of principal executive offices and Zip Code)

(415) 222-9670

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.000005 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on November 7, 2013 as reported by the New York Stock Exchange on such date was approximately $25,588,202,345. The registrant has elected to use November 7, 2013, which was the initial trading date on the New York Stock Exchange, as the calculation date because on June 30, 2013 (the last business day of the registrant’s mostly recently completed second fiscal quarter), the registrant was a privately-held company.  Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of February 28, 2014 was 588,378,111.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, as Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement of our users;
•	our ability to develop or acquire new products and services, improve our existing products and services and increase the value of our products and services;
•	our ability to attract advertisers to our platform and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth rate and the usage of our mobile applications;
•	our ability to increase our revenue and our revenue growth rate;
•	our ability to improve user monetization, including advertising revenue per timeline view;
•	our future financial performance, including trends in cost per ad engagement, revenue, cost of revenue, operating expenses and income taxes;
•	the effects of seasonal trends on our results of operations;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our ability to successfully enter new markets and manage our international expansion.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

NOTE REGARDING KEY METRICS

We review a number of metrics, including monthly active users, or MAUs, timeline views, timeline views per MAU and advertising revenue per timeline view, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Metrics” for a discussion of how we calculate MAUs, timeline views, timeline views per MAU and advertising revenue per timeline view.

The numbers of active users and timeline views presented in this Annual Report on Form 10-K are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. In 2013, we performed an internal review of a sample of accounts and estimated that false or spam accounts represented less than 5% of our MAUs. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users. For example, we made an improvement in our spam detection capabilities in the second quarter of 2013 and suspended a large number of accounts. Spam accounts that we have identified are not included in the active user numbers presented in this Annual Report on Form 10-K. We treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Our metrics are also affected by applications that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the users associated with such applications as active users on the day or days such contact occurs. In the three months ended December 31, 2013, approximately eleven percent of all active users used applications that have the capability to automatically contact our servers for regular updates. This increased from the prior period as a result of deeper integration with iOS and desktop operating systems.  As such, the calculations of MAUs presented in this Annual Report on Form 10-K may be affected as a result of automated activity.

In addition, our data regarding user geographic location for purposes of reporting the geographic location of our MAUs is based on the IP address associated with the account when a user initially registered the account on Twitter. The IP address may not always accurately reflect a user’s actual location at the time of user engagement on our platform.

We present and discuss timeline views in 2012, but we did not track all of the timeline views on our mobile applications during the three months ended March 31, 2012. We have included in this Annual Report on Form 10-K estimates for actual timeline views in the three months ended March 31, 2012 for the mobile applications we did not track. In addition, we have estimated a small percentage of the timeline views in the three months ended September 30, 2013 to account for certain timeline views that were logged incorrectly during the quarter as a result of a product update. We believe these estimates to be reasonable, but actual numbers could differ from our estimates. Further, timeline views in 2012 exclude an immaterial number of timeline views for our mobile applications, certain of which were not fully tracked until June 2012.

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology.

PART I

Item 1. BUSINESS

Overview

Twitter is a global platform for public self-expression and conversation in real time. By developing a fundamentally new way for people to create, distribute and discover content, we have democratized content creation and distribution, enabling any voice to echo around the world instantly and unfiltered.

Our platform is unique in its simplicity: Tweets are limited to 140 characters of text. This constraint makes it easy for anyone to quickly create, distribute and discover content that is consistent across our platform and optimized for mobile devices. As a result, Tweets drive a high velocity of information exchange that makes Twitter uniquely “live.” We aim to become an indispensable daily companion to live human experiences.

People are at the heart of Twitter. People come to Twitter for many reasons, and we believe that two of the most significant are the breadth of Twitter content and our broad reach. We have already achieved significant global scale, and we continue to grow. We have more than 240 million MAUs spanning nearly every country. Our users include millions of people from around the world, as well as influential individuals and organizations, such as world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands. Our users create approximately 500 million Tweets every day.

Twitter is a public, real-time platform where any user can create a Tweet and any user can follow other users. We do not impose restrictions on whom a user can follow, which greatly enhances the breadth and depth of available content and allows users to discover the content they care about most. Additionally, users can be followed by thousands or millions of other users without requiring a reciprocal relationship, which we refer to as an asymmetric follow model. This asymmetric follow model significantly enhances the ability of our users to reach a broad audience. The public nature of our platform allows us and others to extend the reach of Twitter content beyond our properties. Media outlets distribute Tweets beyond our properties to complement their content by making it more timely, relevant and comprehensive. Tweets have appeared on over eight million third-party websites, and in the fourth quarter of 2013 there were approximately 67 billion online impressions of Tweets off of our properties.

Twitter provides a compelling and efficient way for people to stay informed about their interests, discover what is happening in their world right now and interact directly with each other. We enable the timely creation and distribution of ideas and information among people and organizations at a local and global scale. Our platform allows users to browse through Tweets quickly and explore content more deeply through links, photos, media and other applications that can be attached to each Tweet. As a result, when events happen in the world, whether planned, like sporting events and television shows, or unplanned, like natural disasters and political revolutions, the digital experience of those events happens in real time on Twitter. People can communicate with each other during these events as they occur, creating powerful shared experiences.

Our platform partners and advertisers enhance the value we create for our users.

•

Platform Partners. Our platform partners add value to our user experience by contributing content to our platform, broadly distributing content from our platform across their properties and using Twitter content and tools to enhance their websites and applications. Many of the world’s most trusted media outlets, including the BBC, CNN and Times of India, regularly use Twitter as a platform for content distribution.

•

Advertisers. Advertisers use our Promoted Products, the majority of which are pay-for-performance, to promote their brands, products and services, amplify their visibility and reach, and complement and extend the conversation around their advertising campaigns. We enable our advertisers to target an audience based on a variety of factors, including a user’s Interest Graph. The Interest Graph maps, among other things, interests based on users followed and actions taken on our platform, such as Tweets created and engagement with Tweets. We believe a user’s Interest Graph produces a clear and real-time signal of a user’s interests, greatly enhancing the relevance of the ads we can display for users and enhancing our targeting capabilities for advertisers. Our Promoted Products are incorporated into our platform without disrupting or detracting from the user experience and are designed to be as compelling and useful to our users as organic content on our platform.

Although we do not generate revenue directly from users or platform partners, we benefit from network effects where more activity on Twitter results in the creation and distribution of more content, which attracts more users, platform partners and advertisers, resulting in a virtuous cycle of value creation.

Mobile has become the primary driver of our business. Our mobile products are critical to the value we create for our users, and they enable our users to create, distribute and discover content in the moment and on-the-go. The 140 character constraint of a Tweet emanates from our origins as an SMS-based messaging system, and we leverage this simplicity to develop products that seamlessly bridge our user experience across all devices. In the three months ended December 31, 2013, 76% of our average MAUs accessed Twitter from a mobile device and over 75% of our advertising revenue was generated from mobile devices.

In the three months ended December 31, 2013, our average MAUs increased by 30% to 240.9 million, compared to the three months ended December 31, 2012. From 2011 to 2012, revenue increased by 198% to $316.9 million, net loss decreased by 38% to $79.4 million and Adjusted EBITDA increased by 149% to $21.2 million. From 2012 to 2013, revenue increased by 110% to $664.9 million, net loss increased by 713% to $645.3 million and Adjusted EBITDA increased by $54.3 million to $75.4 million. For information on how we define and calculate the number of MAUs and factors that can affect this metric, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see the section titled “Selected Financial Data.”

Twitter, Inc. was incorporated in Delaware in April 2007. Our principal executive offices are located at 1355 Market Street, Suite 900, San Francisco, California 94103, and our telephone number is (415) 222-9670. Our website address is www.twitter.com. Information contained on, or that can be accessed through, our website is not intended to be incorporated by reference into this Annual Report on Form 10-K and inclusion of our website address in this Annual Report on Form 10-K are inactive textual references only.  We completed our initial public offering in November 2013 and our common stock is listed on the New York Stock Exchange under the symbol “TWTR”. Unless the context requires otherwise, the words “Twitter,” “we,” “Company,” “us” and “our” refer to Twitter, Inc. and our wholly owned subsidiaries.

Content Creation, Distribution and Discovery

Twitter combines the following four elements at scale to create a global platform for public self-expression and conversation in real time. We believe Twitter can be the content creation, distribution and discovery platform for the Internet and evolving mobile ecosystem.

•	Public. Twitter is open to the world.

Content on Twitter is broadly accessible to our users and unregistered visitors. All users can create Tweets and follow other users. Since the vast majority of users on Twitter choose to communicate publicly on our platform, users can follow other users without requiring a reciprocal relationship. This asymmetric follow model significantly increases the breadth and depth of content available to users on our properties. In addition, the public nature of Twitter allows people to benefit from Twitter content even if they are not Twitter users or following the user that originally tweeted, as that content can travel virally on and off our properties to other websites and media, such as television and print.

•	Real-Time. News breaks on Twitter.

Real-time content allows our users to enhance experiences by digitally connecting to a global conversation as events unfold, and enables our users to engage with each other directly and instantly in the moment and on-the-go. The combination of our tools, technology and format enables our users to quickly create and distribute content globally in real time with 140 keystrokes or the flash of a photo, and the click of a button. The ease with which our users can create content combined with our broad reach results in users often receiving content faster than other forms of media. Additionally, because our platform allows any of our more than 240 million MAUs to contribute content, we have a vastly larger production capability than traditional media and news outlets.

•	Conversational. Twitter is where users come to express themselves and interact with the world.

Our users can interact on Twitter directly with other users, including people from around the world, as well as influential individuals and organizations. Importantly, these interactions can occur in public view, thereby creating an opportunity for all users to follow and participate in conversations on Twitter. These public conversations offer a complementary communication channel to media companies and advertisers and an opportunity for them to increase their ad engagement and reach through Twitter.

•	Distributed. Tweets go everywhere.

Tweets are distributed not only on Twitter, but also off our properties by millions of websites around the world. Media outlets distribute Tweets beyond our properties to complement their content by making it more timely, relevant and comprehensive. The simple format of a Tweet, the public nature of content on Twitter and the ease of distribution off our properties allow media outlets to display Tweets on their online and offline properties, thereby extending the reach of Tweets beyond our properties.

The combination of being public, real-time, conversational and distributed forms the foundation of our ability to provide value to our users, platform partners and advertisers.

Our Products and Services

We design our products to create a user-centric, interactive experience. Our development efforts focus on simplicity and ensuring that content can be accessed on any platform.

Products for Users

Twitter. Twitter allows users to express themselves and create, distribute and discover content.

•

Home Timeline. The timeline is a key component of the user experience. A user’s timeline displays the user’s individual Tweets as well as Tweets from the users they follow, with the most recent Tweets appearing at the top of the timeline. The timeline prompts the user to refresh whenever a followed user sends a new Tweet. The timeline is designed to be simple and easy to digest, and displays only the user profile picture and text content of each Tweet. Most rich media content in a Tweet is previewed in a timeline. If a Tweet contains rich media content or is part of a broader conversation involving favorites, replies and Retweets, the user can expand the Tweet to display this content in the timeline.

•

Timelines on Mobile.  The timeline interface on our mobile apps allows users to swipe from their Home timeline to their Discover timeline, where they can find trends, popular Tweets and new accounts tailored for their interests, and then to their Activity timeline, where they can see Tweets and accounts that popular among their followed accounts.

•	Self-Expression Mechanisms.
•

Tweet Composer. When a user wants to create a Tweet, they can do so by simply clicking on the “Compose new Tweet” box or icon, composing a Tweet and clicking “Tweet” to send the Tweet to their followers.

•

Profile. The user profile includes a user’s name, Twitter username, location, website, photograph and short biography, and also includes lists of the accounts that the user is following, the user’s followers, the user’s Tweets and media gallery.

•

Lists. A list is a curated group of Twitter users. Users can create their own lists or subscribe to lists created by other users. Viewing a list timeline will show the user a stream of Tweets from only the users on that list.

•	Social Mechanisms.
•	Follow. Users select which other users they want to follow based on what interests them. The Tweets of the users they follow are displayed in their timeline.
•	Who to Follow. Our user recommendation engine, “Who to Follow,” provides users with recommendations for other users to follow based on their interests and who they are currently following.
•

Favorites, @Replies and Retweets. Various features enable users to interact with Tweets created by other users. Users can click on the “Favorite” button on a Tweet to demonstrate their support of or interest in the Tweet. Users can also reply to a Tweet created by another user by clicking the “Reply” button on the Tweet, which we refer to as an @reply, building on the original content and sharing their thoughts and opinions with the sender. A Tweet can also be resent, or retweeted, by a user that has received it by clicking the “Retweet” button on the Tweet, which enables users to redistribute the original Tweet to their followers.

•

Mentions. Users can refer to, or mention, other users in their Tweets and Retweets by denoting the recipient with the “@” symbol followed by their username. We display mentions, including @replies, on the @Connect page of the user mentioned.

•

@Connect. Users can see their history of interactions with other Twitter users by going to their @Connect page, which collects and displays information about a user’s followers and interactions with other users on Twitter.

•

Direct Messages. In order to allow non-public communication among Twitter users, Twitter allows users to send private messages, known as direct messages. Users can only send a direct message to a user who is following them and can only receive direct messages from users they follow.

•

Protected Tweets. Twitter also provides its users with the ability to make their Tweets private. A user who chooses to utilize this feature must choose to accept a new follower request before his or her Tweets are visible to that follower.

•	Discovery Mechanisms.
•

Trends. Topics that are tweeted about at a high rate can become trends on Twitter. Trends are often indicators of what is current and popular at any given moment in a particular country or worldwide. Some trends are preceded by “#,” which we refer to as a hashtag. The use of hashtags on our platform was initiated by our users and hashtags are included in Tweets to mark them as relating to a topic, enabling trends to be more easily identified and conversations on a given topic to be more easily found.

•	Search. Twitter Search enables users to find a real-time targeted list of the Tweets and users most relevant to their search topic by keyword, hashtag or username.
•

#Discover. The Twitter #Discover tool enables users to find interesting and relevant information that they may not have found in their own timeline or through searches. A user’s interests, their followers and activity determine what is displayed on the user’s #Discover page.

•	Notifications.
•

Email, SMS and Push Notifications. Users can customize how they are notified about activity on Twitter. They may elect to receive email notifications, SMS messages and mobile push notifications, which are alerts sent to the home screen of a mobile device by a mobile application.

•	Platform Ubiquity. We make Twitter available across a variety of mobile and desktop applications and websites.
•

Mobile Applications. Twitter is available across a wide range of mobile devices, including Android phones and tablets, iPhone, iPad, Blackberry, Windows Phone, Nokia S40 and Nokia X. We tailor our products and services to each system to create a rich Twitter experience for our users, taking advantage of the capabilities of each device and its operating system.

•

Mobile Web and Twitter.com. Twitter is available on the web at mobile.twitter.com and twitter.com. We operate tailored versions of our mobile website for smartphone browsers and feature phone browsers to deliver a compelling user experience for users, regardless of how they access our platform.

•

SMS. Users in many countries around the world can register, follow accounts, receive notifications and send Tweets entirely through SMS. Our relationships with many mobile carriers enable users who are customers of these carriers to engage with Twitter through SMS.

•

Desktop Applications. Our TweetDeck application enables users to view multiple streams of Tweets in real time, and execute custom search queries against real-time content. A Twitter application is available on the Mac OS and Windows 8 platforms.

Vine. Vine is a mobile application available on the iOS, Android and Windows operating systems that enables users to create and distribute short looping videos of up to six seconds in length. Vine users create and distribute their videos to their followers on Vine, with the option of tweeting them to their Twitter followers and sharing them on social networks. Users on Vine can follow other users, re-broadcast to their followers by revining, comment on videos and embed videos on websites. We do not currently place, or currently plan to place, ads on Vine.

#Music. #Music is a mobile application that helps users discover new music and artists based on Tweets. #Music is available on the iOS platform. #Music uses data from the Twitter API to surface trending music artists in a variety of genres, and allows users to browse through artists based on social relationships on Twitter. We do not currently place, or currently plan to place, ads on #Music.

Our terms of service govern our users’ access to and use of our products and services, as well as any content uploaded, downloaded or appearing on our products and services. By agreeing to our terms of service, our users agree to be responsible for their use of our products and services, for any content they post to our products and services and for any consequences thereof. Our terms of service allow us to alter or limit use of our products and services or terminate a user’s right to use them at our sole discretion. We have the right to remove or refuse to distribute any content and to suspend or terminate users at any time. Our users retain their rights to any content they submit, post or display on our products and services and grant us a license to use, publish and distribute such content, including to our third-party partners. Our users also agree to our privacy policy which describes our collection and use of their information. Our users agree that we, and the third parties with whom we partner, may place targeted advertising on our products and services. Any user may terminate this agreement with us at any time for any reason by deactivating their account and discontinuing their use of our products and services.

Products for Platform Partners

We provide a set of tools, public APIs and embeddable widgets that developers can use to contribute their content to our platform, distribute Twitter content across their properties and enhance their websites and applications with Twitter content. Websites integrating with Twitter add value to our user experience. Indeed many applications have been registered by developers to enable them to integrate with our platform, and leverage Twitter content to enhance and extend their applications in new and creative ways. The goal of our platform product development is to make it easy for developers to integrate seamlessly with Twitter.

Key elements of the Twitter platform products include:

•

Twitter Cards. Twitter Cards enable developers to attach content and functionality to Tweets, and have that content appear wherever a Tweet is displayed throughout web and mobile applications. Developers can link Twitter Cards directly to their own mobile application or website, in order to drive visits and application installs.

•

The Twitter Public API. The Twitter public API allows platform partners to integrate Twitter content and follower relationships into their applications. For example, a platform partner can connect to the Twitter public API in order to collect, filter and integrate real-time content from Twitter into a live television program or a third-party website to integrate Tweets into a sentiment monitoring application to help companies monitor and measure conversation on Twitter about their brand.

•

Twitter for Websites. Twitter for Websites is a set of tools that enable platform partners to integrate Twitter content and functionality into their websites. Sites can embed single Tweets or timelines of Tweets, or add Tweet buttons to their websites that make it easy for visitors to follow particular accounts or Tweet about the content they are viewing.

Products and Services for Advertisers

Our Promoted Products enable our advertisers to promote their brands, products and services, amplify their visibility and reach, and extend the conversation around their advertising message. Currently, our Promoted Products consist of the following:

•

Promoted Tweets. Promoted Tweets, which are labeled as “promoted,” appear within a user’s timeline or search results just like an ordinary Tweet regardless of device, whether it be desktop or mobile. Using our proprietary algorithm and understanding of the interests of each user, we can deliver Promoted Tweets that are intended to be relevant to a particular user.

•

Promoted Accounts. Promoted Accounts, which are labeled as “promoted,” appear in the same format and place as accounts suggested by our Who to Follow recommendation engine, or in some cases, in Tweets in a user’s timeline. Promoted Accounts provide a way for our advertisers to grow a community of users who are interested in their business, products or services.

•

Promoted Trends. Promoted Trends, which are labeled as “promoted,” appear at the top of the list of trending topics for an entire day in a particular country or on a global basis. When a user clicks on a Promoted Trend, search results for that trend are shown in a timeline and a Promoted Tweet created by our advertisers is displayed to the user at the top of those search results. We feature one Promoted Trend per day per geography.

Our technology platform and information database enable us to provide targeting capabilities that make it possible for advertisers to promote their brands, products and services, amplify their visibility and reach, and complement and extend the conversation around their advertising campaigns, including the following:

•

Interest and Gender Targeting. Advertisers can target Promoted Tweets and Promoted Account campaigns based on interests and gender of users, which we predict based on the accounts that a user follows, and their history of interaction with content on Twitter.

•

Geographic Targeting. Advertisers can target Promoted Tweet and Promoted Account campaigns based on user geography. Advertisers can also purchase a Promoted Trend on a country-by-country or worldwide basis. We receive information regarding a user’s location based upon the user’s IP address or, if the user has turned on location services on their mobile device, the location of the user’s mobile device at the time of user engagement to the extent possible. In the event that real-time location information is not available, we estimate the user’s location based upon an aggregation of IP addresses from which the user has recently accessed Twitter. If a user’s current geographic location is not available or we are unable to assign a geographic location to a user at the time the user engages with Twitter based on recent data, we deliver advertising that is based on the geographic location of the user at the time that such user initially registered for an account on Twitter based on the user’s IP address.

•

Keyword Targeting. Advertisers can target specific words that users engage with on Twitter, including words marked with a hashtag, either through search queries, the Tweets a user creates or the Tweets a user engages with.

•

Television Conversation Targeting. Advertisers can target users who have been exposed to their ads on television. We provide advertisers with this targeting capability by analyzing a user’s Tweets to determine which television shows a user has tweeted about and matching this information with information regarding which commercials were aired during these shows.

•	Device Targeting. Advertisers can target based on specific mobile or desktop devices to reach users in specific contexts.

When our customers purchase advertising services they have the ability to monitor their advertising campaigns as follows:

•

Campaign Management. Our campaign management capability tools allow advertisers to monitor and make changes to campaigns in real time as ads are delivered. This allows advertisers to actively manage their campaigns as they gain deeper insight into their target audience and react to events and user reactions as they unfold.

•	Real-Time Analytics. Our analytics tools give our advertisers insight into user response to their ads, which helps them to understand the success of campaigns as well as customer preferences.
•	Advertiser API. Our APIs enable advertisers to integrate with Twitter and build websites and applications that integrate our campaign management and analytics tools.
•

Mobile Advertising Exchange. In October 2013, we acquired MoPub, Inc., or MoPub, a mobile-focused advertising exchange. We plan to invest in and grow MoPub’s current business, including by extending advertising across the mobile ecosystem through the MoPub advertising exchange. We also plan to use MoPub’s technology to build real-time bidding into the Twitter ads platform so that our advertisers can more easily automate and scale their advertising purchases.

Products for Data Partners

We offer subscription access to our data feed for data partners who wish to access data beyond the public API.

Competition

We face significant competition for users, advertisers and personnel.

Users. We compete against many companies to attract and engage users, some of which have greater financial resources and substantially larger user bases, such as Facebook (including Instagram), Google, LinkedIn, Yahoo! and Microsoft. We also compete against smaller companies such as Sina Weibo, LINE and Kakao, each of which is based in Asia.

We believe that our ability to compete effectively for users depends upon many factors, including the usefulness, ease of use, performance and reliability of our products and services; the amount, quality and timeliness of content generated by our users; our ability to establish and maintain relationships with platform partners that integrate with our platform; and our reputation and the strength of our brand.

Advertisers. We also face significant competition for advertiser spend. The substantial majority of our revenue is generated from the sale of advertising services, and we compete against online and mobile businesses and traditional media outlets, such as television, radio and print, for spending on advertising.

We believe that our ability to compete effectively for advertiser spend depends upon many factors, including the size and composition of our user base; our ad targeting capabilities; the timing and market acceptance of our advertising services; our marketing and selling efforts; the return our advertisers receive from our advertising services; and our reputation and the strength of our brand.

Personnel. We also experience significant competition for highly skilled personnel, including senior management, engineers, designers and product managers. Our growth strategy depends in part on our ability to retain our existing personnel and add additional highly skilled employees. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located, and we compete for personnel against online and mobile businesses, other companies in the technology industry and traditional media businesses, such as television, radio and print.

We believe that our ability to compete effectively for highly skilled personnel depends upon many factors, including a work environment that encourages independence, creativity and innovation; opportunities to work on challenging, meaningful and important products; the reputation and strength of our brand; and compensation.

We believe that we compete favorably on the factors described above. However, our industry is evolving rapidly and is becoming increasingly competitive. See the sections titled “Risk Factors—If we are unable to compete effectively for users and advertiser spend, our business and operating results could be harmed” and “Risk Factors—We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.”

Technology, Research and Development

Twitter is composed of a set of core, scalable and distributed services that are built from proprietary and open source technologies. These systems are capable of delivering billions of short messages to hundreds of millions of people a day in an efficient and reliable way.

•

Twitter’s Scale. Tweets are delivered to users via the twitter.com website, through over a dozen owned and operated Twitter applications, and through widgets that appear on third party websites. Each time a user creates a Tweet, it is delivered to each follower of such user that requests a timeline. If a follower then retweets it, the Tweet is delivered to each of their followers who request a timeline. In addition, we deliver to users any Tweets that may be generated through our trends, search or #Discover functions. This process requires our infrastructure to collect and efficiently deliver large volumes of information daily.

•

Real-time, Service Oriented Architecture. Twitter’s architecture is optimized so users perceive instantaneous change. The time between a Tweet being created and having it available for users to see and interact with in the product is measured in tenths of a second. In general, the latency between two events occurring in our infrastructure is measured in millisecond increments.

•

Foundational Infrastructure and Data. Our customized technology replicates and balances this data across multiple geographically distributed databases and allows us to store, access and modify it at scale.

•

Relevancy and Content Analysis. We have built systems and algorithms to organize content to enable users to find and discover the most relevant content, people and topics on Twitter. Our key technologies include a distributed, fixed-latency, high performance search system that allows us to efficiently index, retrieve and score users and their content in real time. We have also built a trending platform to determine trending topics on Twitter.

•

Advertising Technology. Our advertising platform allows advertisers to reach users based on many factors, including their Interest Graphs. We use sophisticated algorithms to determine the likelihood of user engagement with specific ads. We use these algorithms to match advertiser demand with Twitter users by placing Promoted Tweets and Promoted Accounts into a user’s Twitter experience in a way that optimizes for both user experience and the value we deliver to advertisers.

Sales and Marketing

We have a global sales force and sales support staff that is focused on attracting and retaining advertisers. Our sales force and sales support staff assists advertisers throughout the advertising campaign cycle, from pre-purchase decision making to real-time optimizations as they utilize our campaign management tools, and to post-campaign analytics reports to assess the effectiveness of their advertising campaigns. Our advertisers also use our self-serve advertising platform to launch and manage their advertising campaigns.

Since our inception, our user base has grown primarily by word-of-mouth. Our marketing efforts to date have focused on amplifying and accelerating this word-of-mouth momentum. Through these efforts and people’s increased usage of Twitter worldwide, we have been able to build our brand with relatively minimal marketing costs.

Intellectual Property

We seek to protect our intellectual property rights by relying on federal, state and common law rights in the United States and other countries, as well as contractual restrictions. We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with other third parties, in order to limit access to, and disclosure and use of, our confidential information and proprietary technology. In addition to these contractual arrangements, we also rely on a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents to help protect our brand and our other intellectual property.

As of December 31, 2013, we had 956 issued patents and approximately 100 filed patent applications in the United States and foreign countries relating to message distribution, graphical user interfaces, security and related technologies. Our issued United States patents are expected to expire between 2016 and 2031.

We may be unable to obtain patent or trademark protection for our technologies and brands, and our existing patents and trademarks, and any patents or trademarks that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents and trademarks may be contested, circumvented or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting or otherwise violating them.

In May 2013, we implemented our Innovator’s Patent Agreement, or IPA, which we enter into with our employees and consultants, including our founders. We implemented the IPA because we were concerned about the recent proliferation of offensive patent lawsuits, including lawsuits by “non-practicing entities.” We are also encouraging other companies to implement the IPA in an effort to reduce the number of patents with offensive rights which may be transferred to third parties, including non-practicing entities. We believe that a reduction in the number of patents with transferrable offensive rights may reduce the number of offensive lawsuits that may be filed, particularly by non-practicing entities.

The IPA, which applies to our current and future patents of inventions created by our employees, allows us to assert our patents defensively. The IPA also allows us to assert our patents offensively with the permission of the inventors of that particular patent. Under the IPA, an assertion of claims is considered for a defensive purpose if the claims are asserted: (i) against an entity that has filed, maintained, threatened or voluntarily participated in a patent infringement lawsuit against us or any of our users, affiliates, customers, suppliers or distributors; (ii) against an entity that has used its patents offensively against any other party in the past ten years, so long as the entity has not instituted the patent infringement lawsuit defensively in response to a patent litigation threat against the entity; or (iii) otherwise to deter a patent litigation threat against us or our users, affiliates, customers, suppliers or distributors. In addition, the IPA provides that the above limitations apply to any future owner or exclusive licensee of any of our patents, which could limit our ability to sell or license our patents to third parties including to non-practicing entities.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. We are presently involved in a number of intellectual property lawsuits, and from time to time we face, and we expect to face in the future, allegations that we have infringed or otherwise violated the patents, copyrights, trademarks, trade secrets, and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more intellectual property-related claims and litigation matters. For additional information, see the sections titled “Risk Factors—We are currently, and expect to be in the future, party to intellectual property rights claims that are expensive and time consuming to defend, and, if resolved adversely, could have a significant impact on our business, financial condition or operating results” and “Legal Proceedings.”

Government Regulation

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, rights of publicity, data protection, content regulation, intellectual property, competition, protection of minors, consumer protection, taxation or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate.

We are also subject to federal, state and foreign laws regarding privacy and the protection of user data. Foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection that could affect us. For example, regulation relating to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for entities processing personal information and significant penalties for non-compliance.

In March 2011, to resolve an investigation into various incidents, we entered into a settlement agreement with the Federal Trade Commission, or FTC, that, among other things, requires us to establish an information security program designed to protect non-public consumer information and also requires that we obtain biennial independent security assessments. The FTC investigation was the result of two separate incidents in which unauthorized intruders obtained administrative passwords of certain Twitter employees. In one of the incidents, the intruder accessed the employee’s administrative capabilities to fraudulently reset various user passwords and post unauthorized Tweets. The obligations under the settlement agreement remain in effect until the later of March 2, 2031, or the date 20 years after the date, if any, on which the U.S. government or the FTC files a complaint in federal court alleging any violation of the order. Violation of existing or future regulatory orders, settlements, or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations.

Twitter users may be restricted from accessing Twitter from certain countries, and other countries have intermittently restricted access to Twitter. For example, Twitter is not directly accessible in China. It is possible that other governments may seek to restrict access to or our block our website or mobile applications, censor content available through our products or impose other restrictions that may affect the accessibility or usability of Twitter for an extended period of time or indefinitely.

We have a public policy team that monitors legal and regulatory developments in the U.S., as well as a number of foreign countries, and works with policymakers and regulators in the U.S. and internationally.

For additional information, see the section titled “Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or declines in user growth, user engagement or ad engagement, or otherwise harm our business.”

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 17 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Employees

As of December 31, 2013, we had 2,712 full-time employees.

Available Information

Our website is located at www.twitter.com, and our investor relations website is located at http://investor.twitterinc.com/. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Twitter has used, and intends to continue to use, our investor relations website, as well as certain Twitter accounts (@dickc, @twitter and @twitterIR), as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

If we fail to grow our user base, or if user engagement or ad engagement on our platform decline, our revenue, business and operating results may be harmed.

The size of our user base and our users’ level of engagement are critical to our success. We had 240.9 million average MAUs in the three months ended December 31, 2013, which was a 30% increase from 184.9 million average MAUs in the three months ended December 31, 2012. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Argentina, France, Japan, Russia, Saudi Arabia and South Africa, to continue to be higher than our user growth rate in the United States. To the extent our user growth rate slows, our success will become increasingly dependent on our ability to increase levels of user engagement and ad engagement on Twitter. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

•	users engage with other products, services or activities as an alternative to ours;

•

influential users, such as world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands or certain age demographics conclude that an alternative product or service is more relevant;

•	we are unable to convince potential new users of the value and usefulness of our products and services;
•	there is a decrease in the perceived quality of the content generated by our users;
•	we fail to introduce new and improved products or services or if we introduce new or improved products or services that are not favorably received or that negatively affect user engagement;
•	technical or other problems prevent us from delivering our products or services in a rapid and reliable manner or otherwise affect the user experience;
•	we are unable to present users with content that is interesting, useful and relevant to them;
•	users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance and prominence of ads that we display;
•	there are user concerns related to privacy and communication, safety, security or other factors;
•	we are unable to combat spam or other hostile or inappropriate usage on our platform;
•

there are adverse changes in our products or services that are mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements or consent decrees;

•	we fail to provide adequate customer service to users; or
•	we do not maintain our brand image or our reputation is damaged.

If we are unable to increase our user growth or engagement, or if they decline, this could result in our products and services being less attractive to potential new users, as well as advertisers, which would have a material and adverse impact on our business, financial condition and operating results.

If our users do not continue to contribute content or their contributions are not valuable to other users, we may experience a decline in the number of users accessing our products and services and user engagement, which could result in the loss of advertisers and revenue.

Our success depends on our ability to provide users of our products and services with valuable content, which in turn depends on the content contributed by our users. We believe that one of our competitive advantages is the quality, quantity and real-time nature of the content on Twitter, and that access to unique or real-time content is one of the main reasons users visit Twitter. Our ability to expand into new international markets depends on the availability of relevant local content in those markets. We seek to foster a broad and engaged user community, and we encourage world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands to use our products and services to express their views to broad audiences. We also encourage media outlets to use our products and services to distribute their content. If users, including influential users, do not continue to contribute content to Twitter, and we are unable to provide users with valuable and timely content, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on our platform, the size of our user base and user engagement may decline. We rely on the sale of advertising services for the substantial majority of our revenue. If we experience a decline in the number of users or a decline in user engagement, including as a result of the loss of world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands who generate content on Twitter, advertisers may not view our products and services as attractive for their marketing expenditures, and may reduce their spending with us which would harm our business and operating results.

We generate the substantial majority of our revenue from advertising. The loss of advertising revenue could harm our business.

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated 85% and 89% of our revenue from advertising in the fiscal year ended December 31, 2012 and the fiscal year ended December 31, 2013, respectively. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in the industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Advertising agencies and potential new advertisers may view our Promoted Products as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile and traditional advertising platforms. Our advertising revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement with Twitter and with the ads on our platform;
•

if we are unable to demonstrate the value of our Promoted Products to advertisers and advertising agencies or if we are unable to measure the value of our Promoted Products in a manner which advertisers and advertising agencies find useful;

•

if our Promoted Products are not cost effective or valuable for certain types of advertisers or if we are unable to develop cost effective or valuable advertising services for different types of advertisers;

•	if we are unable to convince advertisers and brands to invest resources in learning to use our products and services and maintaining a brand presence on Twitter;
•

product or service changes we may make that change the frequency or relative prominence of ads displayed on Twitter or that detrimentally impact revenue in the near term with the goal of achieving long term benefits;

•	our inability to increase advertiser demand and inventory;
•	our inability to increase the relevance of ads shown to users;
•

our inability to help advertisers effectively target ads, including as a result of the fact that we do not collect extensive personal information from our users and that we do not have real-time geographic information for all of our users;

•	continuing decreases in the cost per ad engagement;
•	loss of advertising market share to our competitors;
•	the degree to which users access Twitter content through applications that do not contain our ads;
•	any arrangements or other partnerships with third parties to share our revenue;
•	our new advertising strategies, such as television targeting and real-time video clips embedded in Tweets, do not gain traction;
•	the impact of new technologies that could block or obscure the display of our ads;
•	adverse legal developments relating to advertising or measurement tools related to the effectiveness of advertising, including legislative and regulatory developments, and developments in litigation;
•	adverse media reports or other negative publicity involving us or other companies in our industry;
•	our inability to create new products and services that sustain or increase the value of our advertising services to both our advertisers and our users;
•	the impact of fraudulent clicks or spam on our Promoted Products and our users;
•	changes in the way our advertising is priced; and
•	the impact of macroeconomic conditions and conditions in the advertising industry in general.

The occurrence of any of these or other factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, either of which would negatively affect our revenue and operating results.

If we are unable to compete effectively for users and advertiser spend, our business and operating results could be harmed.

Competition for users of our products and services is intense. Although we have developed a new global platform for public self-expression and conversation in real time, we face strong competition in our business. We compete against many companies to attract and engage users, including companies which have greater financial resources and substantially larger user bases, such as Facebook (including Instagram), Google, LinkedIn, Microsoft and Yahoo!, which offer a variety of Internet and mobile device-based products, services and content. For example, Facebook operates a social networking site with significantly more users than Twitter and has been introducing features similar to those of Twitter. In addition, Google may use its strong position in one or more markets to gain a competitive advantage over us in areas in which we operate, including by integrating competing features into products or services they control. As a result, our competitors may draw users towards their products or services and away from ours. This could decrease the growth or engagement of our user base, which, in turn, would negatively affect our business. We also compete against smaller companies, such as Sina Weibo, LINE and Kakao, each of which is based in Asia.

We believe that our ability to compete effectively for users depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors;
•	the amount, quality and timeliness of content generated by our users;
•	the timing and market acceptance of our products and services;
•	the continued adoption of our products and services internationally;
•	our ability, and the ability of our competitors, to develop new products and services and enhancements to existing products and services;
•	the frequency and relative prominence of the ads displayed by us or our competitors;
•	our ability to establish and maintain relationships with platform partners that integrate with our platform;
•

changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	the application of antitrust laws both in the United States and internationally;
•	government action regulating competition;
•	our ability to attract, retain and motivate talented employees, particularly engineers, designers and product managers;
•	acquisitions or consolidation within our industry, which may result in more formidable competitors; and
•	our reputation and the brand strength relative to our competitors.

We also face significant competition for advertiser spend. The substantial majority of our revenue is currently generated through ads on Twitter, and we compete against online and mobile businesses, including those referenced above, and traditional media outlets, such as television, radio and print, for advertising budgets. In order to grow our revenue and improve our operating results, we must increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets.

We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:

•	the size and composition of our user base relative to those of our competitors;
•	our ad targeting capabilities, and those of our competitors;
•	the timing and market acceptance of our advertising services, and those of our competitors;
•	our marketing and selling efforts, and those of our competitors;
•	the pricing for our Promoted Products relative to the advertising products and services of our competitors;

•	the return our advertisers receive from our advertising services, and those of our competitors; and
•	our reputation and the strength of our brand relative to our competitors.

In recent years, there have been significant acquisitions and consolidation by and among our actual and potential competitors. We anticipate this trend of consolidation will continue, which will present heightened competitive challenges for our business. Acquisitions by our competitors may result in reduced functionality of our products and services. For example, following Facebook’s acquisition of Instagram, Facebook disabled Instagram’s photo integration with Twitter such that Instagram photos are no longer viewable within Tweets and users are now re-directed to Instagram to view Instagram photos through a link within a Tweet. As a result, our users may be less likely to click on links to Instagram photos in Tweets, and Instagram users may be less likely to tweet or remain active users of Twitter. Any similar elimination of integration with Twitter in the future, whether by Facebook or others, may adversely impact our business and operating results.

Consolidation may also enable our larger competitors to offer bundled or integrated products that feature alternatives to our platform. Reduced functionality of our products and services, or our competitors’ ability to offer bundled or integrated products that compete directly with us, may cause our user growth, user engagement and ad engagement to decline and advertisers to reduce their spend with us.

If we are not able to compete effectively for users and advertiser spend our business and operating results would be materially and adversely affected.

Our operating results may fluctuate from quarter to quarter, which makes them difficult to predict.

Our quarterly operating results have fluctuated in the past and will fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicators of future performance. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to grow our user base and user engagement;
•	our ability to attract and retain advertisers;
•	the occurrence of planned significant events, such as the Super Bowl, or unplanned significant events, such as natural disasters and political revolutions;
•	fluctuations in spending by our advertisers, including as a result of seasonality and extraordinary news events, or other factors;
•	the number of ad engagements by users;
•	the pricing of our ads and other products and services;
•	the development and introduction of new products or services or changes in features of existing products or services;
•	the impact of competitors or competitive products and services;
•	our ability to maintain or increase revenue;
•	our ability to maintain or improve gross margins and operating margins;
•	increases in research and development, marketing and sales and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	stock-based compensation expense;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs;
•	system failures resulting in the inaccessibility of our products and services;
•	breaches of security or privacy, and the costs associated with remediating any such breaches;
•	adverse litigation judgments, settlements or other litigation-related costs, and the fees associated with investigating and defending claims;
•	changes in the legislative or regulatory environment, including with respect to security, privacy or enforcement by government regulators, including fines, orders or consent decrees;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	changes in U.S. generally accepted accounting principles; and
•	changes in global business or macroeconomic conditions.

Given our limited operating history and the rapidly evolving markets in which we compete, our historical operating results may not be useful to you in predicting our future operating results. We believe our rapid growth may understate the potential seasonality of our business. As our revenue growth rate slows, we expect that the seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. For example, advertising spending is traditionally seasonally strong in the fourth quarter of each year and we believe that this seasonality affects our quarterly results, which generally reflect higher sequential advertising revenue growth from the third to fourth quarter compared to sequential advertising revenue growth from the fourth quarter to the subsequent first quarter. In addition, global economic concerns continue to create uncertainty and unpredictability and add risk to our future outlook. An economic downturn in any particular region in which we do business or globally could result in reductions in advertising revenue, as our advertisers reduce their advertising budgets, and other adverse effects that could harm our operating results.

User growth and engagement depend upon effective interoperation with operating systems, networks, devices, web browsers and standards that we do not control.

We make our products and services available across a variety of operating systems and through websites. We are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox. Any changes in, or restrictions imposed by, such systems, devices or web browsers that impair the functionality of our current or proposed products and services or give preferential treatment to competitive products or services could adversely affect usage of our products and services. Further, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our products and services work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a majority of our users access our products and services through mobile devices, we are particularly dependent on the interoperability of our products and services with mobile devices and operating systems. We may not be successful in developing relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our products and services, particularly on their mobile devices, our user growth and engagement could be harmed, and our business and operating results could be adversely affected.

If we fail to expand effectively in international markets, our revenue and our business will be harmed.

We may not be able to monetize our products and services internationally as effectively as in the United States as a result of competition, advertiser demand, differences in the digital advertising market and digital advertising conventions, as well as differences in the way that users in different countries access or utilize our products and services. Differences in the competitive landscape in international markets may impact our ability to monetize our products and services. For example, in South Korea we face intense competition from a messaging service offered by Kakao, which offers some of the same communication features as Twitter. The existence of a well-established competitor in an international market may adversely affect our ability to increase our user base, attract advertisers and monetize our products in such market. We may also experience differences in advertiser demand in international markets. For example, during times of political upheaval, advertisers may choose not to advertise on Twitter. Certain international markets are also not as familiar with digital advertising in general, or in new forms of digital advertising such as our Promoted Products. Further, we face challenges in providing certain advertising products, features or analytics in certain international markets, such as the European Union, due to government regulation. Our products and services may also be used differently abroad than in the United States. In particular, in certain international markets where Internet access is not as rapid or reliable as in the United States, users tend not to take advantage of certain features of our products and services, such as rich media included in Tweets. Additionally, in certain emerging markets, such as India, many users access our products and services through feature phones with limited functionality, rather than through smartphones, our website or desktop applications. This limits our ability to deliver certain features to those users and may limit the ability of advertisers to deliver compelling advertisements to users in these markets which may result in reduced ad engagements which would adversely affect our business and operating results.

If our revenue from our international operations, and particularly from operations in the countries and regions on which we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 78% of our average MAUs in the three months ended December 31, 2013, but our international revenue, as determined based on the billing location of our advertisers, was only 27% of our consolidated revenue in the three months ended December 31, 2013. Our inability to successfully expand internationally could adversely affect our business, financial condition and operating results.

We have a limited operating history in a new and unproven market for our platform, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have developed a global platform for public self-expression and conversation in real time, and the market for our products and services is relatively new and may not develop as expected, if at all. People who are not our users may not understand the value of our products and services and new users may initially find our product confusing. There may be a perception that our products and services are only useful to users who tweet, or to influential users with large audiences. Convincing potential new users of the value of our products and services is critical to increasing our user base and to the success of our business.

We have a limited operating history, as we only began to generate revenue in 2009 and we started to sell our Promoted Products in 2010, which makes it difficult to effectively assess our future prospects or forecast our future results. You should consider our business and prospects in light of the risks and challenges we encounter or may encounter in this developing and rapidly evolving market. These risks and challenges include our ability to, among other things:

•	increase our number of users and user engagement;
•	successfully expand our business, especially internationally;
•	develop a reliable, scalable, secure, high-performance technology infrastructure that can efficiently handle increased usage globally;
•	convince advertisers of the benefits of our Promoted Products compared to alternative forms of advertising;
•	develop and deploy new features, products and services;
•

successfully compete with other companies, some of which have substantially greater resources and market power than us, that are currently in, or may in the future enter, our industry, or duplicate the features of our products and services;

•	attract, retain and motivate talented employees, particularly engineers, designers and product managers;
•	process, store, protect and use personal data in compliance with governmental regulations, contractual obligations and other obligations related to privacy and security;
•	continue to earn and preserve our users’ trust, including with respect to their private personal information; and
•	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If we fail to educate potential users and potential advertisers about the value of our products and services, if the market for our platform does not develop as we expect or if we fail to address the needs of this market, our business will be harmed. We may not be able to successfully address these risks and challenges or others. Failure to adequately address these risks and challenges could harm our business and cause our operating results to suffer.

We have incurred significant operating losses in the past, and we may not be able to achieve or subsequently maintain profitability.

Since our inception, we have incurred significant operating losses, and, as of December 31, 2013, we had an accumulated deficit of $994.6 million. Although our revenue has grown rapidly, increasing from $28.3 million in 2010 to $664.9 million in 2013, we expect that our revenue growth rate will slow in the future as a result of a variety of factors, including the gradual slow down in the growth rate of our user base. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully develop new products and services and expand internationally. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

•	our technology infrastructure;
•	research and development for our products and services;
•	sales and marketing;
•	domestic and international expansion efforts;
•	attracting and retaining talented employees;
•	strategic opportunities, including commercial relationships and acquisitions; and
•	general administration, including personnel costs and legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business.

In addition, we have granted stock options and RSUs to our employees. RSUs granted to domestic employees before February 2013 and all RSUs granted to international employees, or the Pre-2013 RSUs, vest upon the satisfaction of both a service condition and a performance condition. The service condition for a majority of the Pre-2013 RSUs is satisfied over a period of four years. The performance condition was satisfied in February 2014 pursuant to the terms of the Pre-2013 RSUs. Prior to the closing of our initial public offering in November 2013, we had not recognized any stock-based compensation expense for the Pre-2013 RSUs because the performance condition had not been satisfied. Upon completion of our initial public offering, we began recording the stock-based compensation expense related to Pre-2013 RSUs, because the satisfaction of the performance condition became probable. During the year ended December 31, 2013, we recorded $433.5 million of cumulative stock-based compensation expense related to the Pre-2013 RSUs. This amount is comprised of $405.9 million of expense accumulated until the effective date of our initial public offering for awards vested and $27.6 million of subsequent recognition of expense during the year as additional Pre-2013 RSUs continue to vest. We have an additional $158.6 million of unrecognized stock-based compensation expense related to the Pre-2013 RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately three years.

We have elected to allow our employees who are not executive officers to sell a limited number of shares of our common stock received upon the vesting and settlement of the Pre-2013 RSUs in February 2014 in the public market in order to satisfy their potential income tax obligations related to the vesting and settlement of such awards.  In addition, we undertook a net settlement of vested Pre-2013 RSUs held by our executive officers upon satisfaction of the performance condition for the Pre-2013 RSUs in February 2014 and withheld shares and remitted income tax on behalf of the applicable executive officers in cash at the applicable minimum statutory rates.

In addition to stock-based compensation expense associated with the Pre-2013 RSUs, as of December 31, 2013, we had unrecognized stock-based compensation expense of approximately $998.9 million related to other outstanding equity awards, after giving effect to estimated forfeitures, which we expect to recognize over a weighted-average period of approximately three years. Further, we made grants of equity awards after December 31, 2013, and we have unrecognized stock-based compensation expense of $44.5 million related to such equity awards, after giving effect to estimated forfeitures, which we expect to recognize over a weighted-average period of approximately four years. The stock-based compensation expense related to Pre-2013 RSUs and other outstanding equity awards will have a significant negative impact on our ability to achieve profitability on a GAAP basis in 2014.

If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Our business depends on continued and unimpeded access to our products and services on the Internet by our users and advertisers. If we or our users experience disruptions in Internet service or if Internet service providers are able to block, degrade or charge for access to our products and services, we could incur additional expenses and the loss of users and advertisers.

We depend on the ability of our users and advertisers to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. For example, access to Twitter is blocked in China. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to us and our users. As the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the Internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our operating results.

Our new products, services and initiatives and changes to existing products, services and initiatives could fail to attract users and advertisers or generate revenue.

Our ability to increase the size and engagement of our user base, attract advertisers and generate revenue will depend in part on our ability to create successful new products and services, both independently and in conjunction with third parties. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, in 2013, we introduced Vine, a mobile application that enables users to create and distribute videos that are up to six seconds in length, and #Music, a mobile application that helps users discover new music and artists based on Twitter data. If new or enhanced products or services fail to engage users and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives, such as the Nielsen Twitter TV Rating, that do not directly generate revenue but which we believe will enhance our attractiveness to users and advertisers. In the future, we may invest in new products, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

Spam could diminish the user experience on our platform, which could damage our reputation and deter our current and potential users from using our products and services.

“Spam” on Twitter refers to a range of abusive activities that are prohibited by our terms of service and is generally defined as unsolicited, repeated actions that negatively impact other users with the general goal of drawing user attention to a given account, site, product or idea. This includes posting large numbers of unsolicited mentions of a user, duplicate Tweets, misleading links (e.g., to malware or click-jacking pages) or other false or misleading content, and aggressively following and un-following accounts, adding users to lists, sending invitations, retweeting and favoriting Tweets to inappropriately attract attention. Our terms of service also prohibit the creation of serial or bulk accounts, both manually or using automation, for disruptive or abusive purposes, such as to tweet spam or to artificially inflate the popularity of users seeking to promote themselves on Twitter. Although we continue to invest resources to reduce spam on Twitter, we expect spammers will continue to seek ways to act inappropriately on our platform. In addition, we expect that increases in the number of users on our platform will result in increased efforts by spammers to misuse our platform. We continuously combat spam, including by suspending or terminating accounts we believe to be spammers and launching algorithmic changes focused on curbing abusive activities. Our actions to combat spam require the diversion of significant time and focus of our engineering team from improving our products and services. If spam increases on Twitter, this could hurt our reputation for delivering relevant content or reduce user growth and user engagement and result in continuing operational cost to us.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. As of December 31, 2013, we had approximately 2,700 full-time employees, an increase of approximately 2,600 full-time employees since January 1, 2010. We intend to continue to make substantial investments to expand our operations, research and development, sales and marketing and general and administrative organizations, as well as our international operations. We face significant competition for employees, particularly engineers, designers and product managers, from other Internet and high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. In addition, as we have grown, we have significantly expanded our operating lease commitments. As we continue to grow, we are subject to the risks of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and to the challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. In addition, we may not be able to innovate or execute as quickly as a smaller, more efficient organization. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

Providing our products and services to our users is costly and we expect our expenses to continue to increase in the future as we broaden our user base and increase user engagement, as users increase the amount of content they contribute, and as we develop and implement new features, products and services that require more infrastructure, such as our mobile video product, Vine. In addition, our operating expenses, such as our research and development expenses and sales and marketing expenses, have grown rapidly as we have expanded our business. Historically, our costs have increased each year due to these factors and we expect to continue to incur increasing costs to support our anticipated future growth. We expect to continue to invest in our infrastructure in order to enable us to provide our products and services rapidly and reliably to users around the world, including in countries where we do not expect significant near-term monetization. Continued growth could also strain our ability to maintain reliable service levels for our users and advertisers, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. As a newly-public company we expect to incur significant legal, accounting and other expenses that we did not incur as a private company. Our expenses may grow faster than our revenue, and our expenses may be greater than we anticipate. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

Our business and operating results may be harmed by a disruption in our service, or by our failure to timely and effectively scale and adapt our existing technology and infrastructure.

One of the reasons people come to Twitter is for real-time information. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses and denial of service or fraud or security attacks. Although we are investing significantly to improve the capacity, capability and reliability of our infrastructure, we are not currently serving traffic equally through our co-located data centers that support our platform. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our products and services may become inaccessible to the public or the public may experience difficulties accessing our products and services. For example, in July 2012, due to the failure of two parallel systems at nearly the same time in one of our data centers, Twitter became inaccessible for approximately two hours. Any disruption or failure in our infrastructure could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business.

As the number of our users increases and our users generate more content, including photos and videos hosted by Twitter, we may be required to expand and adapt our technology and infrastructure to continue to reliably store, serve and analyze this content. It may become increasingly difficult to maintain and improve the performance of our products and services, especially during peak usage times, as our products and services become more complex and our user traffic increases. In addition, because we lease our data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If our users are unable to access Twitter or we are not able to make information available rapidly on Twitter, users may seek other channels to obtain the information, and may not return to Twitter or use Twitter as often in the future, or at all. This would negatively impact our ability to attract users and advertisers and increase engagement of our users. We expect to continue to make significant investments to maintain and improve the capacity, capability and reliability of our infrastructure. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Action by governments to restrict access to our products and services or censor Twitter content could harm our business and operating results.

Governments have sought, and may in the future seek, to censor content available through our products and services, restrict access to our products and services from their country entirely or impose other restrictions that may affect the accessibility of our products and services for an extended period of time or indefinitely. For example, domestic Internet service providers in China have blocked access to Twitter, and other countries, including Iran, Libya, Pakistan and Syria, have intermittently restricted access to Twitter, and we believe that access to Twitter has been blocked in these countries primarily for political reasons. In addition, governments in other countries may seek to restrict access to our products and services if they consider us to be in violation of their laws. In the event that access to our products and services is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to retain or increase our user base and user engagement may be adversely affected, and our operating results may be harmed.

If we are unable to maintain and promote our brand, our business and operating results may be harmed.

We believe that maintaining and promoting our brand is critical to expanding our base of users and advertisers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable and innovative products and services, which we may not do successfully. We may introduce new features, products, services or terms of service that users, platform partners or advertisers do not like, which may negatively affect our brand. Additionally, the actions of platform partners may affect our brand if users do not have a positive experience using third-party applications or websites integrated with Twitter or that make use of Twitter content. Our brand may also be negatively affected by the actions of users that are hostile or inappropriate to other people, by users impersonating other people, by users identified as spam, by users introducing excessive amounts of spam on our platform or by third parties obtaining control over users’ accounts. For example, in April 2013, attackers obtained the credentials to the Twitter account of the Associated Press news service through a “phishing” attack targeting Associated Press employees. The attackers posted an erroneous Tweet from the Associated Press account reporting that there had been explosions at the White House, triggering a stock market decline, and focusing media attention on our brand and security efforts. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

Negative publicity could adversely affect our business and operating results.

We receive a high degree of media coverage around the world. Negative publicity about our company, including about our product quality and reliability, changes to our products and services, privacy and security practices, litigation, regulatory activity, the actions of our users or user experience with our products and services, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our products and services. For example, service outages on Twitter typically result in widespread media reports. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our user base and result in decreased revenue, which could adversely affect our business and operating results.

Our future performance depends in part on support from platform partners and data partners.

We believe user engagement with our products and services depends in part on the availability of applications and content generated by platform partners. Beginning in 2012, we launched Twitter Cards, which allow platform partners to ensure that whenever they or any user tweets from their websites or applications, the Tweet will automatically include rich content like a photo, a video, a sound clip, an article summary or information about a product, and make it instantly accessible to any other user on Twitter. Twitter Cards allow platform partners to create lightweight interactive applications to promote their content or their products. The availability and development of these applications and content depends on platform partners’ perceptions and analysis of the relative benefits of developing applications and content for our products and services. If platform partners focus their efforts on other platforms, the availability and quality of applications and content for our products and services may suffer. There is no assurance that platform partners will continue to develop and maintain applications and content for our products and services. If platform partners cease to develop and maintain applications and content for our products and services, user engagement may decline. In addition, we generate revenue from licensing our historical and real-time data to third parties. If any of these relationships are terminated or not renewed, or if we are unable to enter into similar relationships in the future, our operating results could be adversely affected.

We focus on product innovation and user experience rather than short-term operating results.

We encourage employees to quickly develop and help us launch new and innovative features. We focus on improving the user experience for our products and services, which includes protecting user privacy, and on developing new and improved products and services for the advertisers on our platform. We prioritize innovation and the experience for users and advertisers on our platform over short-term operating results. We frequently make product and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with our goals to improve the user experience and performance for advertisers, which we believe will improve our operating results over the long term. These decisions may not be consistent with the short-term expectations of investors and may not produce the long-term benefits that we expect, in which case our user growth and user engagement, our relationships with advertisers and our business and operating results could be harmed. In addition, our focus on the user experience may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and operating results.

Our international operations are subject to increased challenges and risks.

We have offices around the world and our products and services are available in multiple languages. We expect to continue to expand our international operations in the future by opening offices in new jurisdictions and expanding our offerings in new languages. However, we have limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. International expansion has required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•

providing our products and services and operating across a significant distance, in different languages and among different cultures, including the potential need to modify our products, services, content and features to ensure that they are culturally relevant in different countries;

•

increased competition from local websites, mobile applications and services that provide real-time communications, such as Sina Weibo in China, LINE in Japan and Kakao in South Korea, which have expanded and may continue to expand their geographic footprint;

•	differing and potentially lower levels of user growth, user engagement and ad engagement in new and emerging geographies;
•	different levels of advertiser demand;
•	greater difficulty in monetizing our products and services;
•

compliance with applicable foreign laws and regulations, including laws and regulations with respect to privacy, consumer protection, spam and content, and the risk of penalties to our users and individual members of management if our practices are deemed to be out of compliance;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;
•	operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States;
•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act and the U.K. Bribery Act, including by our business partners;
•	currency exchange rate fluctuations;
•

foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;

•	political and economic instability in some countries;
•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and
•	higher costs of doing business internationally, including increased accounting, travel, infrastructure and legal compliance costs.

If we are unable to manage the complexity of our global operations successfully, our business, financial condition and operating results could be adversely affected.

Our products and services may contain undetected software errors, which could harm our business and operating results.

Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, we experienced a service outage in June 2012 during which Twitter service was inaccessible for approximately two hours as a result of a cascading software bug in one of our infrastructure components. Some errors in our software code may only be discovered after the product or service has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of platform partners, loss of advertisers or advertising revenue or liability for damages, any of which could adversely affect our business and operating results.

Our business is subject to complex and evolving U.S. and foreign laws and regulations. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or declines in user growth, user engagement or ad engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, rights of publicity, data protection, content regulation, intellectual property, competition, protection of minors, consumer protection and taxation. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. The introduction of new products or services may subject us to additional laws and regulations. In addition, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, regulation relating to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for entities processing personal information and significant penalties for non-compliance. Additionally, a European Parliament Inquiry has recently indicated that it will recommend suspension of the EU – U.S. Safe Harbor Framework as part of this regulation. We rely upon the EU – U.S. Safe Harbor Framework to transfer certain personal information of European Union residents to the United States, and revocation of the Safe Harbor Framework could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. Any of these could disrupt our business. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning user behavior on the Internet, including regulation aimed at restricting certain online tracking and targeted advertising practices. Additionally, recent amendments to U.S. patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement. We currently allow use of our platform without the collection of extensive personal information, such as age. We may experience additional pressure to expand our collection of personal information in order to comply with new and additional regulatory demands or we may independently decide to do so. Having additional personal information may subject us to additional regulation. Further, it is difficult to predict how existing laws and regulations will be applied to our business and the new laws and regulations to which we may become subject, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products and services, result in negative publicity, significantly increase our operating costs, require significant time and attention of management and technical personnel and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

Regulatory investigations and settlements could cause us to incur additional expenses or change our business practices in a manner materially adverse to our business.

We have been subject to regulatory investigations in the past, and expect to continue to be subject to regulatory scrutiny as our business grows and awareness of our brand increases. In March 2011, to resolve an investigation into various incidents, we entered into a settlement agreement with the FTC that, among other things, requires us to establish an information security program designed to protect non-public consumer information and also requires that we obtain biennial independent security assessments. The obligations under the settlement agreement remain in effect until the later of March 2, 2031, or the date 20 years after the date, if any, on which the U.S. government or the FTC files a complaint in federal court alleging any violation of the order. We expect to continue to be the subject of regulatory inquiries, investigations and audits in the future by the FTC and other regulators around the world.

It is possible that a regulatory inquiry, investigation or audit might result in changes to our policies or practices, and may cause us to incur substantial costs or could result in reputational harm, prevent us from offering certain products, services, features or functionalities, cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business. Violation of existing or future regulatory orders, settlements or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and operating results.

Even though Twitter is a global platform for public self-expression and conversation, user trust regarding privacy is important to the growth of users and the increase in user engagement on our platform, and privacy concerns relating to our products and services could damage our reputation and deter current and potential users and advertisers from using Twitter.

From time to time, concerns have been expressed by governments, regulators and others about whether our products, services or practices compromise the privacy of users and others. Concerns about, governmental or regulatory actions involving our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation, cause us to lose users and advertisers and adversely affect our operating results. While we strive to comply with applicable data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others, as well as negative publicity and damage to our reputation and brand, each of which could cause us to lose users and advertisers, which could have an adverse effect on our business.

Any systems failure or compromise of our security that results in the unauthorized access to or release of our users’ or advertisers’ data could significantly limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. We expect to continue to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of products and services we offer, increase the size of our user base and operate in more countries.

Governments and regulators around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws or regulations in the United States, Europe and elsewhere are often uncertain and in flux, and in some cases, laws or regulations in one country may be inconsistent with, or contrary to, those of another country. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our practices, which could have an adverse effect on our business and operating results. Complying with new laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

If our security measures are breached, or if our products and services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and advertisers may curtail or stop using our products and services and our business and operating results could be harmed.

Our products and services involve the storage and transmission of users’ and advertisers’ information, and security breaches expose us to a risk of loss of this information, litigation and potential liability. We experience cyber-attacks of varying degrees on a regular basis, and as a result, unauthorized parties have obtained, and may in the future obtain, access to our data or our users’ or advertisers’ data. For example, in February 2013, we disclosed that sophisticated unknown third parties had attacked our systems and may have had access to limited information for approximately 250,000 users. Our security measures may also be breached due to employee error, malfeasance or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our data or our users’ or advertisers’ data or accounts, or may otherwise obtain access to such data or accounts. Since our users and advertisers may use their Twitter accounts to establish and maintain online identities, unauthorized communications from Twitter accounts that have been compromised may damage their reputations and brands as well as ours. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our products and services that could have an adverse effect on our business and operating results. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose users and advertisers and we may incur significant legal and financial exposure, including legal claims and regulatory fines and penalties. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

We may face lawsuits or incur liability as a result of content published or made available through our products and services.

We have faced and will continue to face claims relating to content that is published or made available through our products and services or third party products or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, illegal content, content regulation and personal injury torts. The law relating to the liability of providers of online products or services for activities of their users remains somewhat unsettled, both within the United States and internationally. This risk may be enhanced in certain jurisdictions outside the United States where we may be less protected under local laws than we are in the United States. In addition, the public nature of communications on our network exposes us to risks arising from the creation of impersonation accounts intended to be attributed to our users or advertisers. We could incur significant costs investigating and defending these claims. If we incur costs or liability as a result of these events occurring, our business, financial condition and operating results could be adversely affected.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our trade secrets, trademarks, copyrights, patents and other intellectual property rights are important assets for us. We rely on, and expect to continue to rely on, a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, trade secret and patent laws, to protect our brand and other intellectual property rights. However, various events outside of our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our products and services are available. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business.

We rely on non-patented proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. While in certain cases we have agreements in place with employees and third parties that place restrictions on the use and disclosure of this intellectual property, these agreements may be breached, or this intellectual property may otherwise be disclosed or become known to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property.

We are pursuing registration of trademarks and domain names in the United States and in certain jurisdictions outside of the United States. Effective protection of trademarks and domain names is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. We may be required to protect our rights in an increasing number of countries, a process that is expensive and may not be successful or which we may not pursue in every country in which our products and services are distributed or made available.

We are party to numerous agreements that grant licenses to third parties to use our intellectual property, including our trademarks. For example, many third parties distribute their content through Twitter, or embed Twitter content in their applications or on their websites, and make use of our trademarks in connection with their services. If the licensees of our trademarks are not using our trademarks properly, it may limit our ability to protect our trademarks and could ultimately result in our trademarks being declared invalid or unenforceable. We have a policy designed to assist third parties in the proper use of our brand, trademarks and other assets, and we have an internal team dedicated to enforcing our policy and protecting our brand. Our brand protection team routinely receives and reviews reports of improper and unauthorized use of the Twitter brand, trademarks or assets and issues takedown notices or initiates discussions with the third parties to correct the issues. However, there can be no assurance that we will be able to protect against the unauthorized use of our brand, trademarks or other assets. If we fail to maintain and enforce our trademark rights, the value of our brand could be diminished. There is also a risk that one or more of our trademarks could become generic, which could result in them being declared invalid or unenforceable. For example, there is a risk that the word “Tweet” could become so commonly used that it becomes synonymous with any short comment posted publicly on the Internet, and if this happens, we could lose protection of this trademark.

We also seek to obtain patent protection for some of our technology and as of December 31, 2013, we had 956 issued U.S. patents and approximately 100 patent applications on file in the United States and abroad, although there can be no assurance that these applications will be ultimately issued as patents. We may be unable to obtain patent or trademark protection for our technologies and brands, and our existing patents and trademarks, and any patents or trademarks that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents and trademarks may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

Our Innovator’s Patent Agreement, or IPA, also limits our ability to prevent infringement of certain of our patents. In May 2013, we implemented the IPA, which we enter into with our employees and consultants, including our founders. The IPA, which applies to our current and future patents, allows us to assert our patents defensively. The IPA also allows us to assert our patents offensively with the permission of the inventors of the applicable patent. Under the IPA, an assertion of claims is considered for a defensive purpose if the claims are asserted: (i) against an entity that has filed, maintained, threatened or voluntarily participated in a patent infringement lawsuit against us or any of our users, affiliates, customers, suppliers or distributors; (ii) against an entity that has used its patents offensively against any other party in the past ten years, so long as the entity has not instituted the patent infringement lawsuit defensively in response to a patent litigation threat against the entity; or (iii) otherwise to deter a patent litigation threat against us or our users, affiliates, customers, suppliers or distributors. In addition, the IPA provides that the above limitations apply to any future owner or exclusive licensee of any of our patents, which could limit our ability to sell or license our patents to third parties. While we may be able to claim protection of our intellectual property under other rights, such as trade secrets or contractual obligations with our employees not to disclose or use confidential information, we may be unable to assert our patent rights against third parties that we believe are infringing our patents, even if such third parties are developing products and services that compete with our products and services. For example, in the event that an inventor of one of our patents leaves us for another company and uses our patented technology to compete with us, we would not be able to assert that patent against such other company unless the assertion of the patent right is for a defensive purpose. In such event, we may be limited in our ability to assert a patent right against another company, and instead would need to rely on trade secret protection or the contractual obligation of the inventor to us not to disclose or use our confidential information. In addition, the terms of the IPA could affect our ability to monetize our intellectual property portfolio.

Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could harm our business and our ability to compete.

Also, obtaining, maintaining and enforcing our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We are currently, and expect to be in the future, party to intellectual property rights claims that are expensive and time consuming to defend, and, if resolved adversely, could have a significant impact on our business, financial condition or operating results.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. Many companies in these industries, including many of our competitors, have substantially larger patent and intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for patent, or other intellectual property infringement. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert claims in order to extract value from technology companies. From time to time we receive claims from third parties which allege that we have infringed upon their intellectual property rights. In this regard, we recently received a letter from International Business Machines Corporation, or IBM, alleging that we infringe on at least three U.S. patents held by IBM, and inviting us to negotiate a business resolution of the allegations. In December 2013, we acquired over 900 patents from IBM, which significantly increases the size of our patent portfolio and entered into a patent cross-license. Further, from time to time we may introduce new products and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, although our standard terms and conditions for our Promoted Products and public APIs do not provide advertisers and platform partners with indemnification for intellectual property claims against them, some of our agreements with advertisers, platform partners and data partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such advertisers, platform partners and data partners may also discontinue use of our products, services and technologies as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business.

We presently are involved in a number of intellectual property lawsuits, and as we face increasing competition and gain an increasingly high profile, we expect the number of patent and other intellectual property claims against us to grow. There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of the technology. The development or procurement of alternative non-infringing technology could require significant effort and expense or may not be feasible. An unfavorable resolution of the disputes and litigation referred to above could adversely affect our business, financial condition and operating results.

Many of our products and services contain open source software, and we license some of our software through open source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.

We use open source software in our products and services and will use open source software in the future. In addition, we regularly contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and anticipate doing so in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Additionally, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we are unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.

We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

From time to time, we may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors, and we cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

The numbers of our active users and timeline views are calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. In 2013, we performed an internal review of a sample of accounts and estimated that false or spam accounts represented less than 5% of our MAUs. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Our metrics are also affected by mobile applications that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. The calculations of MAUs presented in this Annual Report on Form 10-K may be affected by this activity. The impact of this automatic activity on our metrics varies by geography because mobile application usage varies in different regions of the world. In addition, our data regarding user geographic location is based on the IP address associated with the account when a user initially registered the account on Twitter. The IP address may not always accurately reflect a user’s actual location at the time of user engagement on our platform.

We present and discuss timeline views in the year ended December 31, 2012, but we did not track all of the timeline views on our mobile applications during the three months ended March 31, 2012. We have included in this Annual Report on Form 10-K estimates for actual timeline views in the three months ended March 31, 2012 for the mobile applications we did not track. In addition, we have estimated a small percentage of the timeline views in the three months ended September 30, 2013 to account for certain timeline views that were logged incorrectly during the quarter as a result of a product update. We believe these estimates to be reasonable, but actual numbers could differ from our estimates. Further, timeline views in the year ended December 31, 2012 exclude an immaterial number of timeline views in our mobile applications, certain of which were not fully tracked until June 2012.

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, platform partners or investors do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results.

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers and product managers. Our ability to execute efficiently is dependent upon contributions from our employees, in particular our senior management team. We do not have employment agreements other than offer letters with any member of our senior management or other key employee, and we do not maintain key person life insurance for any employee. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed.

Our growth strategy also depends on our ability to expand and retain our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Because of our initial public offering, many of our employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. We may need to invest significant amounts of cash and equity to attract and retain new employees and we may never realize returns on these investments. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that our culture has been and will continue to be a key contributor to our success. From January 1, 2010 to December 31, 2013, we increased the size of our workforce by approximately 2,600 full-time employees, and we expect to continue to hire aggressively as we expand. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Moreover, liquidity available to our employee securityholders following our initial public offering could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

We rely in part on application marketplaces and Internet search engines to drive traffic to our products and services, and if we fail to appear high up in the search results or rankings, traffic to our platform could decline and our business and operating results could be adversely affected.

We rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our mobile applications. In the future, Apple, Google or other operators of application marketplaces may make changes to their marketplaces which make access to our products and services more difficult. We also depend in part on Internet search engines, such as Google, Bing and Yahoo!, to drive traffic to our website. For example, when a user types an inquiry into a search engine, we rely on a high organic search result ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high organic search result rankings is not within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. For example, Google has integrated its social networking offerings, including Google+, with certain of its products, including search, which has negatively impacted the organic search ranking of our webpages. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ SEO efforts are more successful than ours, the growth in our user base could slow. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our mobile applications or website through application marketplaces and search engines could harm our business and operating results.

More people are using devices other than personal computers to access the Internet and new platforms to produce and consume content, and we need to continue to promote the adoption of our mobile applications, and our business and operating results may be harmed if we are unable to do so.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as net books and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended December 31, 2013, over 75% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. It is difficult to predict the problems we may encounter in adapting our products and services and developing competitive new products and services that are compatible with new devices or platforms. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

Future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our products and services, and grow our business in response to changing technologies, user and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our recent acquisitions of Vine Labs, Inc., a mobile application that enables users to create and distribute videos that are up to six seconds in length, Bluefin Labs, Inc., a social television analytics company that provides data products to brand advertisers, agencies and television networks, and MoPub, a mobile-focused advertising exchange. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	coordination of research and development and sales and marketing functions;
•	retention of key employees from the acquired company;
•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•

liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•	unanticipated write-offs or charges; and
•	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the price of our common stock.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering, (ii) the first fiscal year after our annual gross revenue are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

If currency exchange rates fluctuate substantially in the future, our operating results, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our international locations in the local currency, and accept payment from advertisers or data partners in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our operating results.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire, flood or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Our headquarters and certain of our co-located data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our data centers could result in lengthy interruptions in our services. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We have implemented a disaster recovery program, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, we do not currently serve network traffic equally from each data center, so if our primary data center shuts down, there will be a period of time that our products or services, or certain of our products or services, will remain inaccessible to our users or our users may experience severe issues accessing our products and services.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services.

We may have exposure to greater than anticipated tax liabilities, which could adversely impact our operating results.

Our income tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology (or other intangible assets) or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial condition and operating results. We are subject to review and audit by U.S. federal and state and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations or accounting principles. Tax expenses, or disputes with tax authorities, could adversely impact our operating results.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2013, we had recorded a total of $441.1 million of goodwill and intangible assets related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2013, we had U.S. federal net operating loss carryforwards of approximately $429.3 million and state net operating loss carryforwards of approximately $268.3 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of our initial public offering or future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and holders of 5% or more of our common stock collectively beneficially own approximately 50% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our executive officers, directors and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 50% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2013. As a result, these stockholders, if acting together, are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

•	creating a classified board of directors whose members serve staggered three-year terms;
•

authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;
•	limiting the ability of our stockholders to call and bring business before special meetings;
•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and
•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such 15% or greater stockholder.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

The market price of our common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.

Prior to our initial public offering, there had been no public market for shares of our common stock. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of technology stocks;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	sales of shares of our common stock by us or our stockholders;
•

failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products or services;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

A total of 489,421,608, or 85.9%, of the outstanding shares of our common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of December 31, 2013, there were 569,921,608 shares of our common stock outstanding. Our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or lock-up agreements with the underwriters of our initial public offering under which they have agreed, subject to specific exceptions, not to sell any shares of our common stock prior to May 6, 2014. As a result of these agreements and the provisions of our investors’ rights agreement, shares of our common stock will be available for sale in the public market as follows:

•

beginning on February 19, 2014, up to an aggregate of 9,867,228 shares of our common stock that are held by our employees who are not executive officers became eligible for sale in the public market in order to satisfy the income tax obligations of such employees resulting from the vesting and settlement of the outstanding Pre-2013 RSUs for which we expect the service condition will have been satisfied on such date and through the end of the lock-up period; and

•

beginning on May 6, 2014, the remainder of the shares of our common stock will be eligible for sale in the public market from time to time thereafter, subject in some cases to the volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended, as well as our insider trading policy.

Additionally, stockholders owning an aggregate of up to 386,952,743 shares of our common stock will be entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, we filed a registration statement to register 214,504,532 shares reserved for future issuance under our equity compensation plans. As a result, the shares of our common stock issued upon exercise of outstanding stock options or the vesting of RSUs will be available for immediate resale in the United States in the open market.

Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

The trading market for our common stock is influenced, to some extent, by the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Facilities

As of December 31, 2013, we leased office facilities around the world totaling approximately 984,000 square feet, including 458,000 square feet for our corporate headquarters in San Francisco, California. We also lease data center facilities in the United States pursuant to various lease agreements and co-location arrangements with data center operators. We believe our facilities are sufficient for our current needs.

Item 3. LEGAL PROCEEDINGS

Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims and government investigations in the ordinary course of business. We are involved in litigation, and may in the future be involved in litigation, with third parties asserting, among other things, infringement of their intellectual property rights. In addition, the nature of our business exposes us to claims related to defamation, rights of publicity and privacy, and personal injury torts resulting from information that is published or made available on our platform. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Although the results of the legal proceedings, claims and government investigations in which we are involved cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business, financial condition or operating results.

Future litigation may be necessary, among other things, to defend ourselves, our platform partners and our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “TWTR” on November 7, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for the period indicated:

Year Ended December 31, 2013	High	Low
Fourth Quarter (from November 7, 2013)	$74.73	$38.80

Holders of Record

As of February 28, 2014, there were 1,181 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities

Option and RSU Issuances

From January 1, 2013 through December 31, 2013, we assumed options to purchase an aggregate of 2,059,916 shares of our common stock under the equity compensation plans we assumed in connection with certain of our acquisitions at exercise prices ranging from approximately $0.24 to $8.28 per share.

From January 1, 2013 through December 31, 2013, we granted to our directors, officers, employees, consultants and other service providers an aggregate of 58,693,403 RSUs to be settled in shares of our common stock under our equity compensation plans.

Shares Issued in Connection with Acquisitions

From January 1, 2013 through December 31, 2013, we issued an aggregate of 23,439,592 shares of our common stock in connection with our acquisitions of certain companies or their assets and as consideration to individuals and entities who were former service providers and/or stockholders of such companies.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-191552) for our initial public offering of our common stock was declared effective by the SEC on November 6, 2013. The Registration Statement on Form S-1 registered an aggregate of 80,500,000 shares of our common stock, including 10,500,000 shares registered to cover an option to purchase additional shares that we granted to the underwriters of our initial public offering. On November 13, 2013, we closed our initial public offering and sold 80,500,000 shares of our common stock at a public offering price of $26.00 per share for an aggregate offering price of approximately $2.09 billion. Upon completion of the sale of the shares of our common stock referenced in the precedent sentence, our initial public offering terminated.

The underwriters of our initial public offering were Goldman, Sachs & Co., Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Allen & Company LLC and Code Advisors LLC.  We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $68.0 million. In addition, we incurred expenses of approximately $5.2 million which, when added to the underwriting discount, amount to total expenses of approximately $73.2 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $2.02 billion. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 7, 2013 pursuant to Rule 424(b)(4).

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Twitter, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Dow Jones Internet Composite Index, or DJ Internet Composite. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 7, 2013, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2013. The returns shown are based on historical results and are not intended to suggest future performance.

170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
Index Level
11/07/2013
11/30/2013
12/31/2013
Trade Date
Twitter, Inc.
DJ Internet Composite
S&P 500

Item 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2010 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future and our interim results are not necessarily indicative of results to be expected for the full fiscal year.

	Year Ended December 31,
	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$664,890	$316,933	$106,313	$28,278
Costs and expenses(1)
Cost of revenue	266,718	128,768	61,803	43,168
Research and development	593,992	119,004	80,176	29,348
Sales and marketing	316,216	86,551	25,988	6,289
General and administrative	123,795	59,693	65,757	16,952
Total costs and expenses	1,300,721	394,016	233,724	95,757
Loss from operations	(635,831)	(77,083)	(127,411)	(67,479)
Interest income (expense), net	(6,860)	(2,486)	(805)	55
Other income (expense), net	(4,455)	399	(1,530)	(117)
Loss before income taxes	(647,146)	(79,170)	(129,746)	(67,541)
Provision (benefit) for income taxes	(1,823)	229	(1,444)	(217)
Net loss	$(645,323)	$(79,399)	$(128,302)	$(67,324)
Deemed dividend to investors in relation to the tender offer	-	-	35,816	-
Net loss attributable to common stockholders	$(645,323)	$(79,399)	$(164,118)	$(67,324)
Net loss per share attributable to common stockholders:
Basic and diluted	$(3.41)	$(0.68)	$(1.60)	$(0.89)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	189,510	117,401	102,544	75,992
Other Financial Information:(2)
Adjusted EBITDA	$75,430	$21,164	$(42,835)	$(51,184)
Non-GAAP net loss	$(34,330)	$(35,191)	$(65,533)	$(54,066)
(1)	Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2013	2012	2011	2010
	(In thousands)
Cost of revenue	$50,942	$800	$1,820	$200
Research and development	379,913	12,622	33,559	3,409
Sales and marketing	114,440	1,346	1,553	249
General and administrative	55,072	10,973	23,452	2,073
Total stock-based compensation	$600,367	$25,741	$60,384	$5,931
(2)	See the section titled “Non-GAAP Financial Measures” below for additional information and a reconciliation of net loss to Adjusted EBITDA and net loss to non-GAAP net loss.

	As of December 31,
	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$841,010	$203,328	$218,996	$134,253
Short-term investments	1,393,044	221,528	330,543	43,484
Working capital	2,349,249	444,587	548,324	167,088
Property and equipment, net	332,662	185,574	61,983	26,385
Total assets	3,366,240	831,568	720,675	224,473
Total liabilities	416,234	207,204	87,391	35,432
Redeemable convertible preferred stock	-	37,106	49	-
Convertible preferred stock	-	835,430	835,073	279,534
Total stockholders' equity (deficit)	2,950,006	(248,172)	(201,838)	(90,493)

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA and non-GAAP net loss. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses and provision (benefit) for income taxes.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(645,323)	$(79,399)	$(128,302)	$(67,324)
Stock-based compensation expense	600,367	25,741	60,384	5,931
Depreciation and amortization expense	110,894	72,506	24,192	10,364
Interest and other expense (income)	11,315	2,087	2,335	62
Provision (benefit) for income taxes	(1,823)	229	(1,444)	(217)
Adjusted EBITDA	$75,430	$21,164	$(42,835)	$(51,184)

Non-GAAP Net Loss

We define non-GAAP net loss as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets and the income tax effects related to acquisitions.

The following table presents a reconciliation of net loss to non-GAAP net loss for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010
	(In thousands)
Reconciliation of Net Loss to Non-GAAP Net Loss
Net loss	$(645,323)	$(79,399)	$(128,302)	$(67,324)
Stock-based compensation expense	600,367	25,741	60,384	5,931
Amortization of acquired intangible assets	16,530	18,687	4,697	7,506
Income tax effects related to acquisitions	(5,904)	(220)	(2,312)	(179)
Non-GAAP net loss	$(34,330)	$(35,191)	$(65,533)	$(54,066)

We use the non-GAAP financial measures of Adjusted EBITDA and non-GAAP net loss in evaluating our operating results and for financial and operational decision-making purposes. We believe that Adjusted EBITDA and non-GAAP net loss help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA and non-GAAP net loss. We believe that Adjusted EBITDA and non-GAAP net loss provide useful information about our operating results, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision-making.

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the nearest GAAP equivalent of these financial measures. Some of these limitations are:

•	These non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense and amortization of acquired intangible assets;
•

Stock-based compensation expense, which is not reflected in these non-GAAP financial measures, has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;

•	Adjusted EBITDA does not reflect tax payments that reduce cash available to us;
•

Adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash charges, the property and equipment being depreciated and amortized may have to be replaced in the future; and

•

The expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude from similarly-titled non-GAAP measures when they report their results of operations.

We have attempted to compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 “Financial Statements and Supplemental Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Overview

Twitter is a global platform for public self-expression and conversation in real time. Our platform is unique in its simplicity: Tweets are limited to 140 characters of text. This constraint makes it easy for anyone to quickly create, distribute and discover content that is consistent across our platform and optimized for mobile devices. As a result, Tweets drive a high velocity of information exchange that makes Twitter uniquely “live.”

We have already achieved significant global scale, and we continue to grow. We have more than 240 million MAUs spanning nearly every country. Our users include millions of people from around the world, as well as influential individuals and organizations, such as world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands. Our users create approximately 500 million Tweets every day.

The value we create for our users is enhanced by our platform partners and advertisers. Millions of platform partners, which include publishers, media outlets and developers, have integrated with Twitter, adding value to our user experience by contributing content to our platform, broadly distributing content from our platform across their properties and using Twitter content and tools to enhance their websites and applications. In addition, advertisers use our Promoted Products to promote their brands, products and services, amplify their visibility and reach, and complement and extend the conversation around their advertising campaigns. Although we do not generate revenue directly from users or platform partners, we benefit from network effects where more activity on Twitter results in the creation and distribution of more content, which attracts more users, platform partners and advertisers, resulting in a virtuous cycle of value creation.

We generate the substantial majority of our revenue from the sale of advertising services, with the balance coming from data licensing arrangements and our mobile advertising exchange. We generate nearly all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. The substantial majority of our advertising revenue is generated on a pay-for-performance basis, which means advertisers are only charged when a user engages with their ad, creating an attractive value proposition for our advertisers.

We launched our first Promoted Products in mid-2010 in the United States by introducing Promoted Tweets in search results and Promoted Trends. Since that time, we have expanded our Promoted Products to add Promoted Accounts and extended our Promoted Products across our platform and to additional geographies. We generate advertising sales in the United States and certain other geographies through our direct sales force, as well as through our self-serve advertising platform.

We introduced Promoted Products on our iOS and Android mobile applications in February 2012. Over 70% of our advertising revenue was generated from mobile devices in the year ended December 31, 2013.

Our international revenue was $172.6 and $53.0 million  in 2013 and 2012, respectively, representing 26% and 17% of our total revenue for those periods, respectively. We launched Promoted Products in selected international markets in the third quarter of 2011, and we expect to continue to launch our Promoted Products in additional markets over time. We have recently focused our international spending on sales support and marketing activities in specific countries, including Australia, Brazil, Canada, Japan and the United Kingdom. In certain international geographies where we have not invested to build a local sales force, we rely on resellers that serve as outside sales agents for the sale of our Promoted Products. In 2013, we and our resellers sold our Promoted Products to advertisers in over 20 countries outside of the United States. We record advertising revenue based on the billing location of our advertisers, rather than the location of our users.

We are headquartered in San Francisco, California, and have offices in over 20 cities around the world.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Monthly Active Users (MAUs). We define MAUs as Twitter users who have logged in and access Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. In the discussion of our results of operations we compare average MAUs for the last three months of each period discussed in such comparison. MAUs are a measure of the size of our active user base. In the three months ended December 31, 2013, we had 240.9 million average MAUs, which represents an increase of 30% from the three months ended December 31, 2012. In the three months ended December 31, 2013, we had 54.1 million average MAUs in the United States and 186.8 million average MAUs in the rest of the world, which represent increases of 21% and 33%, respectively, from the three months ended December 31, 2012. For additional information on how we calculate the number of timeline views and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monthly Active Users: Worldwide

(quarterly average in millions)

300
250
200
150
100
50
68
85
101
117
138
151
167
185
204
218
232
241
Mar 31 2011
Jun 30 2011
Sep 30 2011
Dec 31 2011
Mar 31 2012
Jun 30 2012
Sep 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sep 30 2013
Dec 31 2013

Monthly Active Users: United States

(quarterly average in millions)

60
50
40
30
20
10
19
23
27
30
34
37
40
45
48
49
53
54
Mar 31 2011
Jun 30 2011
Sep 30 2011
Dec 31 2011
Mar 31 2012
Jun 30 2012
Sep 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sep 30 2013
Dec 31 2013

Monthly Active Users: International
(quarterly average in millions)

200
150
100
50
49
62
74
87
104
114
127
140
156
169
179
187
Mar 31 2011
Jun 30 2011
Sep 30 2011
Dec 31 2011
Mar 31 2012
Jun 30 2012
Sep 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sep 30 2013
Dec 31 2013

Timeline Views, Timeline Views Per MAU and Advertising Revenue Per Timeline View. We define timeline views as the total number of timelines requested and delivered when registered users visit Twitter, refresh a timeline or view search results while logged in on our website, mobile website or desktop or mobile applications (excluding our TweetDeck and Mac clients, as we do not fully track this data). We believe that timeline views and timeline views per MAU are measures of user engagement. Timeline views per MAU are calculated by dividing the total timeline views for the period by the average MAUs for the last three months of such period. In the three months and year ended December 31, 2013, we had 147.8 billion and 593.8 billion timeline views, respectively, which represent increases of 26% and 55% from the three months and year ended December 31, 2012, respectively. In the three months and year ended December 31, 2013, we had 40.9 billion and 164.2 billion timeline views in the United States, respectively, which represent increases of 14% and 37% from the three months and year ended December 31, 2012, respectively. In the three months and year ended December 31, 2013, we had 106.9 billion and 429.5 billion timeline views in the rest of the world, respectively, which represent increases of 31% and 62% from the three months and year ended December 31, 2012, respectively. In the three months ended December 31, 2013, we had 613 timeline views per MAU, which represents an decrease of 3% from the three months ended December 31, 2012. In the three months ended December 31, 2013, we had 756 timeline views per MAU in the United States and 572 timeline views per MAU in the rest of the world, which represent decreases of 6% and 2% from the three months ended December 31, 2012, respectively. For additional information on how we calculate the number of timeline views and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

We define advertising revenue per timeline view as advertising revenue per 1,000 timeline views during the applicable period. We believe that advertising revenue per timeline view is a measure of our ability to monetize our platform. In the three months ended December 31, 2013, our advertising revenue per timeline view was $1.49, which represents a 76% increase from the three months ended December 31, 2012. In the three months ended December 31, 2013, our advertising revenue per timeline view in the United States was $3.80 and our advertising revenue per timeline view in the rest of the world was $0.60, which represent increases of 73% and 139% from the three months ended December 31, 2012, respectively. We record advertising revenue based on the billing location of our advertisers, rather than the location of our users.

Timeline Views: Worldwide

(quarterly in millions)

175,000
140,000
105,000
70,000
35,000
71,019
89,451
106,067
117,485
136,329
150,899
158,758
147,783
Mar 31 2012
Jun 30 2012
Sep 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sep 30 2013
Dec 31 2013

Ad Rev Per 1K Timeline Views	$0.63	$0.64	$0.65	$0.85	$0.74	$0.80	$0.97	$1.49
Timeline Views Per MAU	516	591	635	635	668	691	685	613

Timeline Views: United States
(quarterly in millions)

50,000
40,000
30,000
20,000
10,000
23,070
27,925
32,554
35,914
39,541
40,614
43,169
40,924
Mar 31 2012
Jun 30 2012
Sep 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sep 30 2013
Dec 31 2013

	Mar 31 2012	Jun 30 2012	Sep 30 2012	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013
Ad Rev Per 1K Timeline Views	$1.70	$1.72	$1.72	$2.20	$1.95	$2.17	$2.58	$3.80
Timeline Views Per MAU	677	763	804	803	828	825	819	756

Timeline Views: International
(quarterly in millions)

125,000
100,000
75,000
50,000
25,000
47,949
61,526
73,513
81,571
96,788
110,285
115,589
106,859

	Mar 31 2012	Jun 30 2012	Sep 30 2012	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013
Ad Rev Per 1K Timeline Views	$0.11	$0.14	$0.17	$0.25	$0.24	$0.30	$0.36	$0.60
Timeline Views Per MAU	463	536	580	582	619	652	646	572

Factors Affecting Our Future Performance

User Growth, User Engagement and Monetization. User growth trends reflected in the number of MAUs, user engagement trends reflected in timeline views and timeline views per MAU and monetization trends reflected in advertising revenue per timeline view are key factors that affect our revenue. As our user base and the level of engagement of our users grow, we believe the potential to increase our revenue grows.

User Growth. We have experienced significant growth in our number of users over the last several years. In general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries. Accordingly, in the future we expect our user growth rate in certain international markets, such as Argentina, France, Japan, Russia, Saudi Arabia and South Africa, to continue to be higher than our user growth rate in the United States. However, we expect to face challenges in entering some markets, such as China, where access to Twitter is blocked, as well as certain other countries that have intermittently restricted access to Twitter. Restrictions or limitations on access to Twitter may adversely impact our ability to increase the size of our user base and generate additional revenue in certain markets.

Although we do not separately track whether an MAU has only used Twitter on a desktop or on a mobile device, the usage of our mobile applications continues to grow. In the three months ended December 31, 2013, 76% of our average MAUs accessed Twitter from a mobile device, compared to 72% in the three months ended December 31, 2012.

We may face challenges in increasing the size of our user base, including, among others, competition from alternative products and services, a decline in the number of influential users on Twitter or a perceived decline in the quality of content available on Twitter. We intend to drive growth in our user base by continuing to demonstrate the value and usefulness of our products and services to potential new users, and by introducing new products, services and features. Our user growth rate has slowed over time, and we anticipate that it may continue to slow, with increases to the size of our user base. To the extent our user growth or user growth rate continues to slow, our revenue growth will become increasingly dependent on our ability to increase levels of user engagement, as measured by timeline views and timeline views per MAU, and monetization, as measured by advertising revenue per timeline view.

User Engagement. Two broad measures of user engagement on our platform are timeline views and the number of timeline views per MAU. In the three months ended December 31, 2013, timeline views increased 26% and timeline views per MAU decreased 3%, compared to the three months ended December 31, 2012. We experienced a 10% decline in timeline views per MAU during the three months ended December 31, 2013 from the three months ended September 30, 2013, which we believe was primarily driven by certain product changes we made in the three months ended December 31, 2013 to enhance user experience.

Our most engaged users are generally those who access Twitter via our mobile applications. In the three months ended December 31, 2013, a substantial majority of timeline views were on mobile devices. We expect this trend to continue in the near term, and we plan to continue to develop and improve our mobile applications to further drive user adoption of these applications. We intend to continue to optimize our products to improve the overall user experience, and the changes we may make to our products may result in slower growth, or a decline, in the number of timeline views or the number of timeline views per MAU. To the extent user engagement as measured by timeline views and timeline views per MAU does not increase, our revenue growth will depend in large part on our ability to increase MAUs or monetization of our platform.

Monetization. We measure monetization of our platform through advertising revenue per timeline view. There are many variables that impact timeline views and advertising revenue per timeline view, such as the number of MAUs, the number of timeline views per MAU, which timeline views we monetize and the amount of advertising we choose to display, our users’ engagement with our Promoted Products and advertiser demand. Generally, for our pay-for-performance Promoted Products, we design our algorithms to optimize for the combined impact of a number of factors, including the overall user experience, the number of ads we deliver to a particular user, the likelihood that our users will engage with the ads, the value we deliver to advertisers and the impact of the advertisers’ bids. We design our algorithms to enhance the user experience by delivering relevant ads to a user based on the user’s Interest Graph, and these ads may contain information of interest to the user or may provide promotional offers that are not available anywhere else. Our algorithms also enhance the value that we deliver to advertisers because the targeting capabilities of our algorithms allow advertisers to deliver ads that are relevant to a user’s interests, thereby increasing the effectiveness of an advertiser’s advertising campaign.

We regularly refine our algorithms to drive monetization while maximizing the long-term value of our platform for our users and advertisers. Given the large number of variables that drive advertising revenue per timeline view, including decisions that we make regarding optimizing user experience and satisfying advertiser demand, certain individual components may decline while others increase. Ultimately, it is the combination of the changes in these components that impacts advertising revenue per timeline view. For example, advertising revenue has increased sequentially in each of the seven quarters ended December 31, 2013, driven by sequential increases in paid user engagements with our pay-for-performance Promoted Products, or ad engagements, over those same periods, partially offset by sequential decreases in average cost per ad engagement during the same periods. The number of ad engagements increased 55%, 32%, 78%, 15%, 124%, 58% and 74% sequentially in the three months ended June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively. The increases in ad engagements over these periods were primarily due to increases in MAUs, user engagement levels, as measured by timeline views per MAU, and advertiser demand. Average cost per ad engagement decreased 18%, 9%, 19%, 12%, 46%, 20% and 18% sequentially in the three months ended June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively. The decreases in cost per ad engagement over these periods were primarily driven by higher ad engagements as a result of continued improvements made to our ad products and our prediction and targeting capabilities. Supply of advertising inventory increased as we expanded the distribution of our Promoted Products to our mobile applications and additional markets outside of the United States in 2012. The increase in advertising inventory provided us with additional opportunities to place ads on our platform. This reduction in cost per ad engagement made our Promoted Products more attractive for our existing advertisers and new advertisers, including small and medium sized businesses with smaller advertising budgets, as well as international advertisers. As we continue to optimize for advertiser value and the overall user experience, the cost per ad engagement may continue to decline over time, and we expect the cost per ad engagement to decline in the near term. In the event that cost per ad engagement continues to decline, and we are unable to continue to offset the impact of such decreases on advertising revenue by increasing the number of ad engagements, our advertising revenue would decline. We believe that, in order to increase the cost per ad engagement, we will need to increase advertiser demand for our Promoted Products by enhancing the value of such products. We plan to increase the value of our Promoted Products by increasing the size and engagement of our user base, improving our ability to target advertising to our users’ interests and improving the ability of our advertisers to optimize their campaigns and measure the results of their campaigns. We also believe our goal of maximizing the long-term value of our platform for our users and advertisers should make Promoted Products more attractive to our existing and new advertisers and allow us to deliver more relevant ads on our platform.

In addition, our advertising revenue per timeline view in the United States is substantially higher than our advertising revenue per timeline view in the rest of the world. For example, during the three months ended December 31, 2013, our advertising revenue per timeline view in the United States was $3.80 and our advertising revenue per timeline view in the rest of the world was $0.60. We expect this disparity to continue for the foreseeable future. Accordingly, to the extent the number of international users and engagement by international users grow faster than U.S. users and engagement by U.S. users, total advertising revenue per timeline view may be adversely impacted even if total advertising revenue continues to increase.

We have also been able to generate significant revenue through our mobile applications. We introduced Promoted Products on our iOS and Android mobile applications in February 2012, and have since expanded to include Promoted Products on our other mobile applications. In the three months ended December 31, 2013, over 75% of our advertising revenue was generated from mobile devices. We have experienced strong growth in advertising revenue from mobile devices because user engagement, as measured by timeline views, is significantly higher on mobile applications than on our desktop applications, and we expect this trend to continue. However, Promoted Accounts and Promoted Trends receive less prominence on our mobile applications than they do on our desktop applications, which means that fewer users see them displayed on our mobile applications, resulting in fewer ad engagements with Promoted Accounts and fewer impressions of Promoted Trends on mobile applications. Primarily as a result of Promoted Accounts and Promoted Trends receiving less prominence on mobile applications, we have generated higher advertising revenue per timeline view on our desktop applications than on our mobile applications. Although advertising revenue per timeline view on our desktop applications is higher than advertising revenue per timeline view on our mobile applications, the substantial majority of our timeline views and advertising revenue is generated from mobile applications. Accordingly, to the extent that user engagement on mobile applications continues to increase faster than user engagement on our desktop applications, advertising revenue per timeline view may be adversely impacted even if total advertising revenue continues to increase.

We intend to continue to increase the monetization of our platform by improving the targeting capabilities of our advertising services to enhance the value of our Promoted Products for advertisers, expanding our sales efforts to reach advertisers in additional international markets, opening our platform to additional advertisers through our self-serve advertising platform and developing new ad formats for advertisers.

Effectiveness of Our Advertising Services. Advertisers can use Twitter to communicate directly with their followers for free, but many choose to purchase our advertising services to reach a broader audience and further promote their brands, products and services. We believe that increasing the effectiveness of our Promoted Products for advertisers will increase the amount that advertisers spend with us. We aim to increase the value of our Promoted Products by increasing the size and engagement of our user base, improving our ability to target advertising to our users’ interests and improving the ability of our advertisers to optimize their campaigns and measure the results of their campaigns. We may also develop new advertising products and services.

International Expansion. We intend to invest in our international operations in order to expand our user base and advertiser base and increase user engagement and monetization internationally. In the three months ended December 31, 2013, we had 186.8 million average MAUs internationally compared to 54.1 million average MAUs in the United States. In addition, our number of users is growing at a faster rate in many international markets, such as Argentina, France, Japan, Russia, Saudi Arabia and South Africa. However, we derive the substantial majority of our advertising revenue from advertisers in the United States. We also generate significantly more advertising revenue per timeline view in the United States than internationally, with advertising revenue per timeline view in the three months ended December 31, 2013 of $3.80 in the United States and $0.60 internationally. Further, because we record advertising revenue based on the billing location of our advertisers, engagement by international users with ads placed by advertisers located in the United States increases our advertising revenue per timeline view in the United States. In order to increase our international advertising revenue, we plan to invest in our international operations. In the near term, we plan to increase the size of our sales and marketing support teams in international markets such as Brazil, Canada, Ireland and Singapore, and we plan to extend our self-serve advertising platform to countries outside of the United States.

We face challenges in increasing our advertising revenue internationally, including local competition, differences in advertiser demand, differences in the digital advertising market and conventions, and differences in the manner in which Twitter is accessed and used internationally. We face competition from well-established competitors in certain international markets, including Kakao in South Korea and LINE in Japan. In addition, certain international markets are not as familiar with digital advertising in general, or with new forms of digital advertising, such as our Promoted Products. In these jurisdictions we are investing to educate advertisers about the benefits of our advertising services. However, we expect that it may require a significant investment of time and resources to educate advertisers in many international markets. We also face challenges in providing certain advertising products, features or analytics in certain international markets, such as the European Union, due to government regulation. In addition, in certain emerging markets, many users access Twitter through feature phones with limited functionality, rather than through smartphones, our website or desktop applications. This limits our ability to deliver certain features to these users and may limit the ability of advertisers to deliver compelling ads to users in these markets. We are investing to improve our applications for feature phones in order to improve our ability to monetize our products and services in international markets.

Competition. We face significant competition for users and advertisers. We compete against many companies to attract and engage users and for advertiser spend, including companies with greater financial resources and substantially larger user bases, such as Facebook (including Instagram), Google, LinkedIn, Microsoft and Yahoo!, which offer a variety of Internet and mobile device-based products, services and content. In recent years there have been significant acquisitions and consolidation by and among our actual and potential competitors. We must compete effectively for users and advertisers in order to grow our business and increase our revenue. We believe that our ability to compete effectively for users depends upon a number of factors, including the quality of our products and services; and our ability to compete effectively for advertisers depends upon a number of factors, including our ability to offer attractive advertising products with unique targeting capabilities and the size of our active user base. We intend to continue to invest in research and development to improve our products and services for users and advertisers and to grow our active user base in order to address the competitive challenges in our industry. As part of our strategy to improve our products and services, we may acquire other companies to add engineering talent or complementary products and technologies.

Investment in Infrastructure. We intend to increase the capacity and enhance the capability and reliability of our infrastructure. Our infrastructure is critical to providing users, platform partners, advertisers and data partners access to our platform, particularly during major planned and unplanned events, such as elections, sporting events or natural disasters, when activity on our platform increases dramatically. As our user base and the activity on our platform grow, we expect that investments and expenses associated with our infrastructure will continue to grow. These investments and expenses include the expansion of our data center operations and related operating costs, additional servers and networking equipment to increase the capacity of our infrastructure and increased bandwidth costs.

Products and Services Innovation. Our ability to increase the size and engagement of our user base, attract advertisers and increase our revenue will depend, in part, on our ability to improve existing products and services and to successfully develop or acquire new products and services. We plan to continue to make significant investments in research and development and, from time to time, we may acquire companies to enhance our products, services and technical capabilities.

Investment in Talent. We intend to invest in hiring and retaining talented employees to grow our business and increase our revenue. As of December 31, 2013, we had approximately 2,700 full-time employees, an increase of over 1,200 full-time employees, or approximately 86%, from December 31, 2012. We expect to grow headcount for the foreseeable future as we continue to invest in our business. We have also made and intend to continue to make acquisitions that add engineers, designers, product managers and other personnel with specific technology expertise. In addition, we must retain our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Seasonality. Advertising spending is traditionally strongest in the fourth quarter of each year. Historically, this seasonality in advertising spending has affected our quarterly results, with higher sequential advertising revenue growth from the third quarter to the fourth quarter compared to sequential advertising revenue growth from the fourth quarter to the subsequent first quarter. For example, our advertising revenue increased 63% and 45% between the third and fourth quarters of 2011 and 2012, respectively, while advertising revenue for the first quarter of 2012 and 2013 increased 37% and 1% compared to the fourth quarter of 2011 and 2012, respectively. In addition, advertising revenue per timeline view increased 31% between the third and fourth quarter of 2012, while advertising revenue per timeline view decreased 13% between the fourth quarter of 2012 and the first quarter of 2013. The rapid growth in our business may have partially masked seasonality to date and the seasonal impacts may be more pronounced in the future.

Stock-Based Compensation Expense. Since May 2011, we have been granting RSUs to our employees. The Pre-2013 RSUs vest upon the satisfaction of both a service condition and a performance condition. The service condition for a majority of the Pre-2013 RSUs is satisfied over a period of four years. The performance condition was satisfied in February 2014 pursuant to the terms of the Pre-2013 RSUs. Prior to the closing of our initial public offering in November 2013, we had not recognized any stock-based compensation expense for the Pre-2013 RSUs, because the performance condition had not been satisfied. Upon completion of our initial public offering, we began recording the stock-based compensation expense related to Pre-2013 RSUs, because the satisfaction of the performance condition became probable. During the year ended December 31, 2013, we recorded $433.5 million of cumulative stock-based compensation expense related to the Pre-2013 RSUs. This amount is comprised of $405.9 million of expense accumulated until the effective date of our initial public offering for awards vested and $27.6 million of subsequent recognition of expense during the year as additional Pre-2013 RSUs continue to vest. We have an additional $158.6 million of unrecognized stock-based compensation expense related to the Pre-2013 RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately three years. In addition to stock-based compensation expense associated with the Pre-2013 RSUs, as of December 31, 2013, we had unrecognized stock-based compensation expense of approximately $998.9 million related to other outstanding equity awards, after giving effect to estimated forfeitures, which we expect to recognize over a weighted-average period of approximately three years. Further, we made grants of equity awards after December 31, 2013, and we have unrecognized stock-based compensation expense of $44.5 million related to such equity awards, after giving effect to estimated forfeitures, which we expect to recognize over a weighted-average period of approximately four years.

We have elected to allow our employees who are not executive officers to sell a limited number of shares of our common stock received upon the vesting and settlement of the Pre-2013 RSUs in February 2014 in the public market in order to satisfy their potential income tax obligations related to the vesting and settlement of such awards.  In addition, we undertook a net settlement of vested Pre-2013 RSUs held by our executive officers upon satisfaction of the performance condition for the Pre-2013 RSUs in February 2014 and withheld shares and remitted income tax on behalf of the applicable executive officers in cash at the applicable minimum statutory rates.

Components of Results of Operations

Revenue

We generate the substantial majority of our revenue from the sale of advertising services. We also generate revenue by licensing our data to third parties and providing mobile advertising exchange services.

Advertising Services

We generate substantially all of our advertising revenue by selling our Promoted Products. Currently, our Promoted Products consist of the following:

•

Promoted Tweets. Promoted Tweets, which are labeled as “promoted,” appear within a user’s timeline or search results just like an ordinary Tweet regardless of device, whether it be desktop or mobile. Using our proprietary algorithms and understanding of the interests of each user, we can deliver Promoted Tweets that are intended to be relevant to a particular user. We enable our advertisers to target an audience based on our users’ Interest Graphs. Our Promoted Tweets are pay-for-performance advertising that are priced through an auction. We recognize advertising revenue when a user engages with a Promoted Tweet.

•

Promoted Accounts. Promoted Accounts, which are labeled as “promoted,” appear in the same format and place as accounts suggested by our Who to Follow recommendation engine, or in some cases, in Tweets in a user’s timeline. Promoted Accounts provide a way for our advertisers to grow a community of users who are interested in their business, products or services. Our Promoted Accounts are pay-for-performance advertising that are priced through an auction. We recognize advertising revenue when a user follows a Promoted Account.

•

Promoted Trends. Promoted Trends, which are labeled as “promoted,” appear at the top of the list of trending topics for an entire day in a particular country or on a global basis. When a user clicks on a Promoted Trend, search results for that trend are shown in a timeline and a Promoted Tweet created by the advertiser is displayed to the user at the top of those search results. We sell our Promoted Trends on a fixed-fee-per-day basis. We feature one Promoted Trend per day per geography, and recognize advertising revenue from a Promoted Trend when it is displayed on our platform.

Data Licensing and Other

We generate data licensing and other revenue by (i) offering data licenses that allow our data partners to access, search and analyze historical and real-time data on our platform, which data consists of public Tweets and their content, and (ii) providing mobile advertising exchange services. Our data partners generally purchase licenses to access all or a portion of our data for a fixed period, which is typically two years. We recognize data licensing revenue as the licensed data is made available to our data partners. In the year ended December 31, 2013, our top five data partners accounted for approximately 72% of our data licensing revenue, and approximately 7% of total revenue in the period. We expect data licensing revenue to decrease as a percentage of our total revenue over time.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue consists primarily of data center costs related to our co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs, as well as depreciation of our servers and networking equipment, and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams. Cost of revenue also includes allocated facilities and other supporting overhead costs, amortization of acquired intangible assets and capitalized labor costs. Many of the elements of our cost of revenue are relatively fixed, and cannot be reduced in the near term to offset any decline in our revenue.

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased activity on our platform. We expect that cost of revenue will increase in dollar amount for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

Research and Development

Research and development expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for our engineers and other employees engaged in the research and development of our products and services. In addition, research and development expenses include amortization of acquired intangible assets, allocated facilities and other supporting overhead costs.

We plan to continue to hire employees for our engineering, product management and design teams to support our research and development efforts. We expect that research and development costs will increase in dollar amount for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation for our employees engaged in sales, sales support, commissions, business development and media, marketing, corporate communications and customer service functions. In addition, marketing and sales-related expenses also include market research, tradeshows, branding, marketing, public relations costs, amortization of acquired intangible assets, as well as allocated facilities and other supporting overhead costs.

We plan to continue to invest in sales and marketing to expand internationally, grow our advertiser base and increase our brand awareness. We expect that sales and marketing expenses will increase in dollar amount for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include fees and costs for professional services, including consulting, third-party legal and accounting services and facilities and other supporting overhead costs that are not allocated to other departments.

We plan to continue to expand our business both domestically and internationally, and expect to increase the size of our general and administrative function to help grow our business. We expect that we will incur additional general and administrative expenses as a result of being a newly-public company We expect that general and administrative expenses will increase in dollar amount for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

Provision (Benefit) for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, and deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2013, we had $429.3 million of federal and $268.3 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards will begin to expire for federal income tax purposes and state income tax purposes in 2027 and 2014, respectively. We also have research credit carryforwards of $30.0 million and $24.0 million for federal and state income tax purposes, respectively. The federal research credit carryforward will begin to expire in 2027. The state research credit carryforward has no expiration date. Additionally, the Company has California Enterprise Zone credit carryforwards of $12.6 million which will begin to expire in 2023. Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership change limitations set forth in the Code, and similar state provisions. Any annual limitation may result in the expiration of net operating losses and research credits before utilization.

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue
Advertising services	$594,546	$269,421	$77,710
Data licensing and other	70,344	47,512	28,603
Total Revenue	$664,890	$316,933	$106,313
Costs and expenses (1)
Cost of revenue	266,718	128,768	61,803
Research and development	593,992	119,004	80,176
Sales and marketing	316,216	86,551	25,988
General and administrative	123,795	59,693	65,757
Total costs and expenses	1,300,721	394,016	233,724
Loss from operations	(635,831)	(77,083)	(127,411)
Interest income (expense), net	(6,860)	(2,486)	(805)
Other income (expense), net	(4,455)	399	(1,530)
Loss before income taxes	(647,146)	(79,170)	(129,746)
Provision (benefit) for income taxes	(1,823)	229	(1,444)
Net loss	$(645,323)	$(79,399)	$(128,302)

(1)	Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2013	2012	2011

Cost of revenue	$50,942	$800	$1,820
Research and development	379,913	12,622	33,559
Sales and marketing	114,440	1,346	1,553
General and administrative	55,072	10,973	23,452
Total	$600,367	$25,741	$60,384

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2013	2012	2011
Revenue
Advertising services	89%	85%	73%
Data licensing and other	11	15	27
Total Revenue	100	100	100
Costs and expenses
Cost of revenue	40	41	58
Research and development	89	38	75
Sales and marketing	48	27	24
General and administrative	19	19	62
Total costs and expenses	196	124	220
Loss from operations	(96)	(24)	(120)
Interest income (expense), net	(1)	(1)	(1)
Other income (expense), net	(1)	0	(1)
Loss before income taxes	(97)	(25)	(122)
Provision (benefit) for income taxes	(0)	0	(1)
Net loss	(97)%	(25)%	(121)%

Years Ended December 31, 2013, 2012 and 2011

Revenue

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	% Change	% Change
	(in thousands)
Advertising services	$594,546	$269,421	$77,710	121%	247%
Data licensing and other	70,344	47,512	28,603	48%	66%
Total Revenue	$664,890	$316,933	$106,313	110%	198%

2013 Compared to 2012. Revenue in 2013 increased by $348.0 million compared to 2012.

In 2013, advertising revenue increased by 121% compared to 2012. The increase was primarily attributable to a 55% increase in timeline views in 2013 compared to 2012, as well as an increase in demand from advertisers that drove an increase in advertising revenue per timeline view of 43% in 2013 compared to 2012. The increase in timeline views was driven by a 30% increase in average MAUs and a 19% increase in the user engagement levels of MAUs, as measured by timeline views per MAU, in 2013 compared to 2012. The increase in advertising revenue per timeline view was primarily driven by a 327% increase in ad engagements per timeline view, partially offset by a 67% decrease in average cost per ad engagement in 2013 compared to 2012. The increase in ad engagements per timeline view, combined with the increase in timeline views, resulted in a 561% increase in the number of ad engagements in 2013 compared to 2012. Advertising revenue also benefited from sales of our Promoted Products on our mobile applications as well as from an increase in international revenue.

In 2013, data licensing and other revenue increased by 48% compared to 2012. The increase was primarily attributable to the increase in data licensing revenue. This increase in data licensing revenue was primarily attributable to a 27% net increase in licensing fees from existing data partners in 2013 compared to 2012, and to a lesser extent from an increase in licensing fees from new data partners.

2012 Compared to 2011. Revenue in 2012 increased by $210.6 million compared to 2011.

In 2012, advertising revenue increased by 247% compared to 2011. The increase was primarily attributable to the expansion of our advertising service offerings in the second half of 2011 and the first half of 2012, as well as a 59% increase in average MAUs in 2012 compared to 2011. We expanded our advertising service offerings through the introduction of Promoted Tweets in all user timelines in October 2011 and Promoted Products on mobile applications in February 2012.

In 2012, data licensing revenue increased by 66% compared to 2011. The increase in data licensing revenue was primarily attributable to a 51% net increase in licensing fees from existing data partners in 2012 compared to 2011, and to a lesser extent from an increase in licensing fees from new data partners.

Cost of Revenue

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	% Change	% Change
	(in thousands)
Cost of revenue	$266,718	$128,768	$61,803	107%	108%
Cost of revenue as a percentage of revenue	40%	41%	58%

2013 Compared to 2012. In 2013, cost of revenue increased by $138.0 million compared to 2012. The increase was primarily attributable to a $64.6 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense triggered by our initial public offering, a $34.4 million increase in depreciation expense related to capital leases for additional server and networking equipment, a $28.0 million increase in allocated facilities and other supporting overhead costs due to the continued expansion of our real estate footprint and increase in support functions, and a $14.8 million increase in data center costs related to our co-located facilities.  These increases were partially offset by a $3.8 million decrease in amortization of acquired intangible assets.

2012 Compared to 2011. In 2012, cost of revenue increased by $67.0 million compared to 2011. The increase was primarily attributable to a $28.9 million increase in depreciation expense related to additional server and networking equipment capital leases, a $14.0 million increase in amortization of acquired intangible assets, a $10.0 million increase in data center costs related to our co-located facilities, a $7.8 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and a $6.3 million increase in allocated facilities and other supporting overhead expenses.

In 2011, the investors in our Series G convertible preferred stock financing commenced a tender offer to purchase shares of our common stock and Series A through Series F convertible preferred stock from our employees, consultants and other stockholders. The tender offer closed in September 2011, and we recorded $34.7 million of stock-based compensation expense related to the excess of the price per share of our common stock paid to our employees and consultants in the tender offer over the fair value of the tendered shares. This $34.7 million of stock-based compensation expense in 2011 was allocated among cost of revenue, research and development expenses, sales and marketing expenses and general and administrative expenses in amounts of $1.1 million, $19.1 million, $0.4 million and $14.1 million, respectively.

Research and Development

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	% Change	% Change
	(in thousands)
Research and development	$593,992	$119,004	$80,176	399%	48%
Research and development as a percentage of revenue	89%	38%	75%

2013 Compared to 2012. In 2013, research and development expenses increased by $475.0 million compared to 2012. The increase was primarily attributable to a $466.7 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense triggered by our initial public offering, and a $32.3 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions. These increases were partially offset by a $24.0 million increase in the capitalization of costs associated with developing software for internal use.

2012 Compared to 2011. In 2012, research and development expenses increased by $38.8 million compared to 2011. The increase was primarily attributable to a $21.7 million increase in personnel-related costs, mainly driven by an increase in average employee headcount, and a $23.9 million increase in allocated facilities and other supporting overhead expenses. These increases were partially offset by a $6.8 million increase in the capitalization of costs associated with developing software for internal use.

Sales and Marketing

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	% Change	% Change
	(in thousands)
Sales and marketing	$316,216	$86,551	$25,988	265%	233%
Sales and marketing as a percentage of revenue	48%	27%	24%

2013 Compared to 2012. In 2013, sales and marketing expenses increased by $229.7 million compared to 2012. The increase was primarily attributable to a $176.2 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense triggered by our initial public offering, a $32.9 million increase in marketing and sales-related expenses and a $20.6 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions.

2012 Compared to 2011. In 2012, sales and marketing expenses increased by $60.6 million compared to 2011. The increase was primarily attributable to a $34.6 million increase in personnel-related costs, mainly driven by an increase in average employee headcount, a $15.9 million increase in allocated facilities and other supporting overhead expenses and a $10.1 million increase in marketing and sales-related expenses.

General and Administrative

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	% Change	% Change
	(in thousands)
General and administrative	$123,795	$59,693	$65,757	107%	(9)%
General and administrative as a percentage of revenue	19%	19%	62%

2013 Compared to 2012. In 2013, general and administrative expense increased by $64.1 million compared to 2012. The increase was primarily attributable to a $69.2 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense triggered by our initial public offering, an increase of $10.7 million in fees and costs for professional services, partially offset by a $15.8 million decrease in unallocated facilities and supporting costs, driven by slower headcount growth in the general and administrative function relative to other functional areas.

2012 Compared to 2011. In 2012, general and administrative expense decreased by $6.1 million compared to 2011. The decrease was primarily attributable to a $19.9 million decrease in unallocated facilities and supporting costs, driven by slower headcount growth in the general and administrative function relative to other functional areas, partially offset by a $7.9 million increase in personnel-related costs (which takes into account a $14.1 million charge recorded in 2011 in connection with the 2011 tender offer), mainly driven by an increase in average employee headcount and an increase of $5.9 million in fees and costs for professional services. Excluding the impact of the 2011 tender offer, personnel-related costs increased by $22.0 million in 2012 compared to 2011.

Provision (Benefit) for Income Taxes

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Provision (benefit) for income taxes	$(1,823)	$229	$(1,444)

2013 Compared to 2012. Our benefit for income taxes in 2013 increased by $2.0 million compared to a provision of $0.2 million in 2012. The increase was primarily due to the increased income tax benefit arising from acquisitions, partially offset by the increase in income tax expenses in foreign and state jurisdictions.

2012 Compared to 2011. Our provision for income taxes in 2012 increased by $1.7 million compared to an income tax benefit of $1.4 million in 2011. The increase was primarily due to the increased tax expenses in foreign jurisdictions and a decrease in income tax benefits arising from acquisitions.

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2013. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(Unaudited, in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Advertising services	219,677	153,437	120,972	100,460	99,454	68,665	56,802	44,500
Data licensing and other	22,998	15,143	18,320	13,883	12,793	13,662	11,244	9,813
Total revenue	$242,675	$168,580	$139,292	$114,343	$112,247	$82,327	$68,046	$54,313
Costs and expenses(1)
Cost of revenue	112,651	62,239	50,573	41,255	36,918	33,693	30,528	27,629
Research and development	394,848	87,307	64,263	47,574	40,340	32,319	27,369	18,976
Sales and marketing	177,305	61,214	45,258	32,439	28,784	23,662	19,655	14,450
General and administrative	67,547	21,152	18,114	16,982	14,981	13,954	17,369	13,389
Total costs and expenses	752,351	231,912	178,208	138,250	121,023	103,628	94,921	74,444
Loss from operations	(509,676)	(63,332)	(38,916)	(23,907)	(8,776)	(21,301)	(26,875)	(20,131)
Interest income (expense), net	(2,387)	(1,727)	(1,513)	(1,233)	(830)	(766)	(513)	(377)
Other income (expense), net	(2,725)	818	(1,019)	(1,529)	(527)	938	247	(259)
Loss before income taxes	(514,788)	(64,241)	(41,448)	(26,669)	(10,133)	(21,129)	(27,141)	(20,767)
Provision (benefit) for income taxes	(3,317)	360	777	357	(1,428)	461	442	754
Net loss	$(511,471)	$(64,601)	$(42,225)	$(27,026)	$(8,705)	$(21,590)	$(27,583)	$(21,521)
Net loss per share:
Basic and diluted	$(1.41)	$(0.48)	$(0.32)	$(0.21)	$(0.07)	$(0.18)	$(0.24)	$(0.19)
Other Financial Information:
Adjusted EBITDA(2)	$44,745	$9,293	$9,647	$11,745	$17,571	$2,923	$1,545	$(875)
Non-GAAP net income (loss)(3)	$9,774	$(17,216)	$(16,364)	$(10,524)	$(271)	$(12,688)	$(10,863)	$(11,369)
(1)	Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(Unaudited, in thousands)
Cost of revenue	$45,927	$3,060	$1,471	$484	$182	$198	$200	$220
Research and development	326,536	29,180	15,772	8,425	3,609	2,722	4,126	2,165
Sales and marketing	104,084	5,742	2,549	2,065	361	365	313	307
General and administrative	44,650	5,620	2,854	1,948	1,194	983	6,261	2,535
Total stock-based compensation expense	$521,197	$43,602	$22,646	$12,922	$5,346	$4,268	$10,900	$5,227

(2)	The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(Unaudited, in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(511,471)	$(64,601)	$(42,225)	$(27,026)	$(8,705)	$(21,590)	$(27,583)	$(21,521)
Stock-based compensation expense	521,197	43,602	22,646	12,922	5,346	4,268	10,900	5,227
Depreciation and amortization expense	33,224	29,023	25,917	22,730	21,001	19,956	17,520	14,029
Interest and other expense (income)	5,112	909	2,532	2,762	1,357	(172)	266	636
Provision (benefit) for income taxes	(3,317)	360	777	357	(1,428)	461	442	754
Adjusted EBITDA	$44,745	$9,293	$9,647	$11,745	$17,571	$2,923	$1,545	$(875)
(3)	The following table presents a reconciliation of net loss to non-GAAP net income (loss) for each of the periods indicated:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(Unaudited, in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss):
Net loss	$(511,471)	$(64,601)	$(42,225)	$(27,026)	$(8,705)	$(21,590)	$(27,583)	$(21,521)
Stock-based compensation expense	521,197	43,602	22,646	12,922	5,346	4,268	10,900	5,227
Amortization of acquired intangible assets	5,569	3,783	3,302	3,876	3,798	4,634	5,820	4,435
Income tax effects related to acquisitions	(5,521)	-	(87)	(296)	(710)	-	-	490
Non-GAAP net income (loss)	$9,774	$(17,216)	$(16,364)	$(10,524)	$(271)	$(12,688)	$(10,863)	$(11,369)

Quarterly Trends

Revenue

Spending by advertisers is traditionally strongest in the fourth quarter of each year. Historically, this seasonality in advertising spending has affected our quarterly results with higher sequential advertising revenue growth from the third to the fourth quarter compared to sequential advertising revenue growth from the fourth quarter to the subsequent first quarter. For example, our advertising revenue increased 63%, 45% and 43% between the third and fourth quarters of 2011, 2012 and 2013, respectively, while advertising revenue for the first quarter of 2012 and 2013 increased 37% and 1% compared to the fourth quarter of 2011 and 2012, respectively. In addition, advertising revenue per timeline view increased 31% between the third and fourth quarter of 2012, while advertising revenue per timeline view decreased 13% between the fourth quarter of 2012 and the first quarter of 2013. The rapid growth in our business may have partially masked seasonality to date and the seasonal impacts may be more pronounced in the future.

Cost of Revenue and Operating Expenses

Cost of revenue increased in every quarter presented primarily due to the continued expansion of our co-located data center facilities and an increase in average employee headcount.

Operating expense increased in every quarter presented primarily due to the continued expansion of our facilities and an increase in average employee headcount. In addition, we experienced a varied level of capitalization of research and development expense as a result of the development of software programs and websites for internal use, due to the timing and extent of projects eligible for capitalization.

Cost of revenue and operating expenses include significant amounts of stock-based compensation expense. Prior to the closing of our initial public offering in November 2013, we had not recognized any stock-based compensation expense for the Pre-2013 RSUs, because the performance condition had not been satisfied. Upon completion of our initial public offering, we began recording the stock-based compensation expense related to Pre-2013 RSUs, because the satisfaction of the performance condition became probable. During the year ended December 31, 2013, the amount of stock-based compensation expense recorded in relation to Pre-2013 RSUs totaled approximately $433.5 million. This amount is comprised of $405.9 million of expense accumulated until the effective date of our initial public offering for awards vested and $27.6 million of subsequent recognition of expense during the year as additional Pre-2013 RSUs continue to vest.

Credit Facility

In October 2013, we entered into a revolving credit agreement with certain lenders which provides for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. Loans under the credit facility bear interest, at our option, at (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.00% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 1.75%. This margin is determined based on our total leverage ratio for the preceding four fiscal quarter period. We are also obligated to pay other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Our obligations under the credit facility are guaranteed by one of our wholly-owned subsidiaries. As of December 31, 2013, no amounts were drawn under the credit facility.

Liquidity and Capital Resources

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(645,323)	$(79,399)	$(128,302)
Net cash provided by (used in) operating activities	1,398	(27,935)	(70,597)
Net cash provided by (used in) investing activities	(1,306,066)	49,443	(324,875)
Net cash provided by (used in) financing activities	1,942,176	(37,124)	480,210

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of our investments in short-term and long-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. As of December 31, 2013, we had $2.23 billion of cash, cash equivalents and marketable securities, of which $56.1 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.  In addition, we have a revolving unsecured credit facility available to borrow up to $1.0 billion. Prior to our initial public offering, our principal source of liquidity has been private sales of convertible preferred stock with total cash proceeds to us of $759.2 million. Proceeds from our preferred stock financing transactions have been used primarily to fund our operations and acquisitions. We believe that our existing cash and cash equivalents balance, and our credit facility, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our Pre-2013 RSUs vest upon the satisfaction of both a service condition and a performance condition. The service condition for the majority of the Pre-2013 RSUs is satisfied over a period of four years. The performance condition in connection with our Pre-2013 RSUs was satisfied in February 2014. We have elected to allow our employees who are not executive officers to sell a limited number of shares of our common stock received upon the vesting and settlement of the Pre-2013 RSUs in February 2014 in the public market in order to satisfy their potential income tax obligations related to the vesting and settlement of such awards.  In addition, we undertook a net settlement of vested Pre-2013 RSUs held by our executive officers upon satisfaction of the performance condition for the Pre-2013 RSUs in February 2014 and withheld shares and remitted income tax on behalf of the applicable executive officers in cash at the applicable minimum statutory rates.  We may net settle RSUs in the future and use cash to pay employees' tax withholding obligations in connection with such settlements.

Operating Activities

Cash provided by (used in) operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, deferred income taxes and non-cash expense related to acquisitions, as well as the effect of changes in working capital and other activities.

Cash provided by operating activities in 2013 was $1.4 million, an increase in cash inflow of $29.3 million compared to 2012. Cash provided by operating activities was driven by a net loss of $645.3 million, as adjusted for the exclusion of non-cash expenses totaling $708.1 million, of which $600.4 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $61.4 million.

Cash used in operating activities in 2012 was $27.9 million, a decrease in cash outflow of $42.7 million compared to 2011. Cash used in operating activities was driven by a net loss of $79.4 million, as adjusted for the exclusion of non-cash expenses totaling $104.8 million and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $53.3 million.

Cash used in operating activities in 2011 was $70.6 million, an increase in cash outflow of $21.9 million compared to 2010. Cash used in operating activities was driven by a net loss of $128.3 million, as adjusted for the exclusion of non-cash expenses totaling $86.9 million and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $29.2 million.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, purchases and disposal of marketable securities, leasehold improvements for our facilities and acquisitions of businesses and purchases of intangible assets.

Cash used in investing activities in 2013 was $1.31 billion, an increase in cash outflow of $1.36 billion compared to 2012. The increase in cash outflow was due to an increase in the purchases of marketable securities of $1.03 billion, a decrease in the proceeds from maturities and sales of marketable securities of $0.25 billion and a $0.08 billion increase in expenditure on other investing activities, including business combinations, purchases of intangible assets, purchases of property and equipment and restricted cash.

Cash provided by investing activities in 2012 was $49.4 million, an increase in cash inflow of $374.3 million compared to 2011. The increase in cash inflow was due to the increase in sales and maturities of marketable securities of $449.5 million and a reduction in use of cash as acquisition consideration of $17.4 million. Such increases in cash inflow were partially offset by increased purchases of marketable securities of $55.0 million and property and equipment of $39.1 million.

Cash used in investing activities in 2011 was $324.9 million, an increase in cash outflow of $373.8 million compared to 2010. The increase in cash outflow was due to an increase in purchases of marketable securities of $439.9 million, an increase in cash used as acquisition consideration of $17.4 million and an increase in purchases of property and equipment of $5.9 million. Such increases in cash outflow were partially offset by the increase of proceeds from sales and maturities of marketable securities of $93.9 million.

We anticipate making capital expenditures in 2014 of approximately $330 million to $390 million, a portion of which we will finance through capital leases, as we continue to expand our co-located data centers and our office facilities.

Financing Activities

Our primary financing activities consisted of private sales of convertible preferred stock, capital lease financing and stock option exercises by employees and other service providers.

Cash provided by financing activities in 2013 was $1.94 billion, an increase of $1.98 billion in cash inflow compared to 2012. The increase in cash inflow was primarily due to net proceeds of $2.02 billion from issuance of common stock in connection with our initial public offering and a slight increase in proceeds from option exercises, partially offset by an increase in repayments of capital lease obligations and payroll tax payments related to net share settlement of equity awards.

Cash used in financing activities in 2012 was $37.1 million, an increase in cash outflow of $517.3 million compared to 2011. The increase in cash outflow was due to the absence of equity financing transactions, an increase in repayments of capital lease obligations and a decrease in proceeds from option exercises.

Cash provided by financing activities in 2011 was $480.2 million, an increase in cash inflow of $365.9 million compared to 2010. The increase in cash inflow was due to increased equity financing and an increase in proceeds from option exercises, partially offset by an increase in repayments of capital lease obligations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in 2013, 2012 or 2011.

Contractual Obligations

Our principal commitments consist of obligations under capital and operating leases for equipment, office space and co-located data center facilities. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2013.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Operating lease obligations	$672,140	$67,970	$189,671	$188,387	$226,112
Capital lease obligations	211,096	92,237	108,412	10,447	-
Total contractual obligations	$883,236	$160,207	$298,083	$198,834	$226,112

As of December 31, 2013, we had liabilities of $15.9 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above table. We also have $18.1 million of non-cancelable contractual commitments as of December 31, 2013, primarily related to our bandwidth and other services arrangements. These commitments are generally due within one to two years.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Revenue Recognition

We generate the substantial majority of our revenue from the sale of advertising services with the balance coming from data licensing and other arrangements. We generate our advertising revenue primarily from the sale of our three Promoted Products: (i) Promoted Tweets, (ii) Promoted Accounts and (iii) Promoted Trends. Promoted Tweets and Promoted Accounts are pay-for-performance advertising products priced through an auction. Promoted Trends are featured by geography and offered on a fixed-fee-per-day basis. Advertisers are obligated to pay when a user engages with a Promoted Tweet or follows a Promoted Account or when a Promoted Trend is displayed. Users engage with Promoted Tweets by expanding, retweeting, favoriting or replying to Tweets or following the account that tweets a Promoted Tweet. These products may be sold in combination as a multiple element arrangement or separately on a stand-alone basis. Fees for these advertising services are recognized in the period when advertising is delivered as evidenced by a user engaging with a Promoted Tweet, as captured by a click, following a Promoted Account or through the display of a Promoted Trend on our platform. Data licensing revenue is generated based on monthly service fees charged to the data partners over the period in which Twitter data is made available to them.

Revenue is recognized only when (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) the service is performed; and (4) collectability of the related fee is reasonably assured. While the majority of our revenue transactions are based on standard business terms and conditions, we also enter into non-standard sales agreements with advertisers and data partners that sometimes involve multiple elements.

For arrangements involving multiple deliverables, judgment is required to determine the appropriate accounting, including developing an estimate of the stand-alone selling price of each deliverable. When neither vendor-specific objective evidence nor third-party evidence of selling price exists, we use our best estimate of selling price (BESP) to allocate the arrangement consideration on a relative selling price basis to each deliverable. The objective of BESP is to determine the selling price of each deliverable when it is sold to advertisers on a stand-alone basis. In determining BESPs, we take into consideration various factors, including, but not limited to, prices we charge for similar offerings, sales volume, geographies, pricing strategies and market conditions. Multiple deliverable arrangements primarily consist of combinations of our pay-for-performance products, Promoted Trends and Promoted Accounts, which are priced through an auction, and Promoted Trends, which are priced on a fixed-fee-per day per geography basis. For arrangements that include a combination of these products, we develop an estimate of the selling price for these products in order to allocate any potential discount to all advertising products in the arrangement. The estimate of selling price for pay-for-performance products is determined based on the winning bid price; and the estimate of selling price for Promoted Trends is based on Promoted Trends sold on a stand-alone basis and/or separately priced in a bundled arrangement by reference to a list price by geography which is approved periodically. We believe the use of BESP results in revenue recognition in a manner consistent with the underlying economics of the transaction and allocates the arrangement consideration on a relative selling price basis to each deliverable.

Income Taxes

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as any related interest or penalties.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized in recording the tax effects of business combinations, and the recording of U.S. valuation allowance. Our future provision for income taxes could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations or accounting principles. In addition, we are subject to examination of our income tax returns by tax authorities in the United States and foreign jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which includes a reinstatement of the federal research and development credit for the tax year ended December 31, 2012. Our consolidated financial statements reflected the effect of the American Taxpayer Relief Act of 2012 in 2013, the reporting period of enactment. The American Taxpayer Relief Act of 2012 did not have a material effect on our consolidated financial statements in 2013 due to our U.S. valuation allowance position.

Stock-Based Compensation

Our stock-based compensation expense for stock options granted to employees and other service providers is estimated based on the option’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions, including expected volatility and expected term. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares that are subject to stock options that are expected to vest. We estimate the expected forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees and other service providers. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Stock-based compensation expense for employees is recorded net of estimated forfeiture on a straight-line basis over the requisite service period. Stock options granted have a contractual term of ten years and generally vest over four years. Stock-based compensation expense for other service providers is remeasured at each reporting period as services are performed.

We historically issued restricted Class A junior preferred stock subject to a lapsing right of repurchase to certain continuing employees in connection with acquisitions. The lapsing of the right of repurchase is dependent on the respective employee’s continued employment with us during the requisite service period, which is generally four years from the issuance date. We have the option to repurchase the unvested shares upon termination of employment prior to the right of repurchase lapsing. The fair value of the restricted Class A junior preferred stock issued to employees is recorded as compensation expense on a straight-line basis over the requisite service period. These shares of restricted Class A junior preferred stock were historically included as part of other long-term liabilities on the consolidated balance sheets. The automatic conversion of all outstanding shares of Class A junior preferred stock to common stock in connection with our initial public offering resulted in reclassification of these liabilities to additional paid-in-capital. The fair value of these shares was remeasured at each reporting period until the restricted Class A junior preferred stock was converted. The unamortized expense based on the final remeasurement performed on the date of conversion will be amortized on a straight-line basis over the remaining requisite service period.

Our stock-based compensation expense for RSUs is estimated at the grant date based on the fair value of our common stock. Under our 2007 Plan, we have granted RSUs to domestic and international employees and other service providers. The Pre-2013 RSUs vest upon the satisfaction of both a service condition and a performance condition. The service condition for a majority of the Pre-2013 RSUs is satisfied over a period of four years. The performance condition was satisfied in February 2014 pursuant to the terms of the Pre-2013 RSUs. Prior to the closing of our initial public offering in November 2013, we had not recognized any stock-based compensation expense for the Pre-2013 RSUs, because the performance condition had not been satisfied. As the satisfaction of the performance condition became probable upon completion of our initial public offering for the Pre-2013 RSUs for which the service condition had been satisfied as of such date, we recorded the cumulative stock-based compensation expense for these RSUs during the three months ended December 31, 2013, using the accelerated attribution method.

Post-2013 RSUs are not subject to a performance condition in order to vest. The service condition for a majority of the Post-2013 RSUs is satisfied over a period of four years. Under the terms of our 2007 Plan, the shares underlying Post-2013 RSUs that satisfy the service condition are to be delivered to holders no later than the fifteenth day of the third month following the end of the calendar year the service condition is satisfied, but no earlier than August 15, 2014. The stock-based compensation expense associated with the Post-2013 RSUs is recorded net of estimated forfeiture on a straight-line basis over the requisite service period.

As of December 31, 2013, we recorded $433.5 million of cumulative stock-based compensation expense related to the Pre-2013 RSUs on that date, and an additional $158.6 million of unrecognized stock-based compensation expense related to the Pre-2013 RSUs, net of estimated forfeitures, will be recognized over a weighted-average period of approximately three years. In addition to stock-based compensation expense associated with the Pre-2013 RSUs, as of December 31, 2013, we had unrecognized stock-based compensation expense of approximately $998.9 million related to other outstanding equity awards, after giving effect to estimated forfeitures, which we expect to recognize over a weighted-average period of approximately three years. Further, we made grants of equity awards after December 31, 2013, and we have unrecognized stock-based compensation expense of $44.5 million related to such equity awards, after giving effect to estimated forfeitures, which we expect to recognize over a weighted-average period of approximately four years.

Summary of Projected Stock-Based Compensation Expense, Net of Estimated Forfeitures

				Beyond
	2014	2015	2016	2016	Total
	(Unaudited, in thousands)
Pre-2013 RSUs	$108,634	$41,628	$7,899	$413	$158,574
Post-2013 RSUs	270,757	246,527	223,554	114,854	855,692
Restricted Common Stock	38,515	30,568	12,132	2,049	83,264
Stock Options	15,691	12,704	3,912	98	32,405
ESPP	27,551	-	-	-	27,551
Total	$461,148	$331,427	$247,497	$117,414	$1,157,486

Business Combinations

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions at the acquisition date, including estimated fair value of acquired intangible assets, estimated fair value of stock awards assumed from the acquirees that are included in the purchase price, estimated income tax assets and liabilities assumed from the acquirees, and determination of the fair value of contractual obligations, where applicable. The estimates of fair value require management to also make estimates of, among other things, future expected cash flows, discount rates or expected costs to reproduce an asset. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, these estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks.

Interest Rate Fluctuation Risk

Our investment portfolio mainly consists of short-term and long-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of December 31, 2013, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $5.4 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

Foreign Currency Exchange Risk

Transaction Exposure

We transact business in various foreign currencies and have international revenue, as well as costs denominated in foreign currencies, primarily the Euro, British Pound and Japanese Yen. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, would negatively affect our revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency transaction gains and losses were not significant in 2013, 2012 or 2011. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Translation Exposure

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive income (loss) which is part of stockholders’ equity (deficit).

Revenue and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include the Euros, British Pound and Japanese Yen. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions would result in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses would increase if the U.S. dollar weakens against foreign currencies. Foreign currency translation gains and losses were not significant in 2013, 2012 or 2011.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Twitter, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of Twitter, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

San Jose, California

March 6, 2014

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$841,010	$203,328
Short-term investments	1,393,044	221,528
Accounts receivable, net of allowance for doubtful accounts of $2,020 and $1,280 as of December 31, 2013 and 2012, respectively	247,328	112,155
Prepaid expenses and other current assets	93,297	17,455
Total current assets	2,574,679	554,466
Property and equipment, net	332,662	185,574
Intangible assets	77,627	3,753
Goodwill	363,477	68,813
Other assets	17,795	18,962
Total assets	$3,366,240	$831,568
Liabilities, redeemable convertible preferred stock, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$27,994	$8,432
Accrued and other current liabilities	110,310	52,611
Capital leases, short-term	87,126	48,836
Total current liabilities	225,430	109,879
Capital leases, long-term	110,520	65,732
Deferred and other long-term tax liabilities, net	59,500	12,156
Other long-term liabilities	20,784	19,437
Total liabilities	416,234	207,204
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock:
Class A junior preferred stock, $0.000005 par value-- 15,000 shares authorized; none issued and outstanding as of December 31, 2013 and 3,569 shares issued and outstanding as of December 31, 2012	-	37,106
Convertible preferred stock:
Series A convertible preferred stock, $0.000005 par value-- 76,968 shares authorized; none issued and outstanding as of December 31, 2013 and 76,968 shares issued and outstanding as of December 31, 2012	-	86
Series B convertible preferred stock, $0.000005 par value-- 49,324 shares authorized; none issued and outstanding as of December 31, 2013 and 49,324 shares issued and outstanding as of December 31, 2012	-	5,773
Series C convertible preferred stock, $0.000005 par value-- 62,934 shares authorized; none issued and outstanding as of December 31, 2013 and 62,817 shares issued and outstanding as of December 31, 2012	-	21,705
Series D convertible preferred stock, $0.000005 par value-- 50,982 shares authorized; none issued and outstanding as of December 31, 2013 and 50,982 shares issued and outstanding as of December 31, 2012	-	36,440
Series E convertible preferred stock, $0.000005 par value-- 38,431 shares authorized; none issued and outstanding as of December 31, 2013 and 38,431 shares issued and outstanding as of December 31, 2012	-	102,180
Series F convertible preferred stock, $0.000005 par value-- 26,198 shares authorized; none issued and outstanding as of December 31, 2013 and 26,198 shares issued and outstanding as of December 31, 2012	-	199,843
Series G convertible preferred stock, $0.000005 par value-- 24,855 shares authorized; none issued and outstanding as of December 31, 2013 and 24,855 shares issued and outstanding as of December 31, 2012	-	469,403
Total convertible preferred stock	-	835,430
Stockholders' equity (deficit):
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 569,922 and 125,597 shares issued and outstanding as of December 31, 2013 and 2012, respectively	3	1
Additional paid-in capital	3,944,952	101,787
Accumulated other comprehensive loss	(323)	(657)
Accumulated deficit	(994,626)	(349,303)
Total stockholders' equity (deficit)	2,950,006	(248,172)
Total liabilities, redeemable convertible preferred stock, convertible preferred stock and stockholders' equity (deficit)	$3,366,240	$831,568

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$664,890	$316,933	$106,313
Costs and expenses
Cost of revenue	266,718	128,768	61,803
Research and development	593,992	119,004	80,176
Sales and marketing	316,216	86,551	25,988
General and administrative	123,795	59,693	65,757
Total costs and expenses	1,300,721	394,016	233,724
Loss from operations	(635,831)	(77,083)	(127,411)
Interest income (expense), net	(6,860)	(2,486)	(805)
Other income (expense), net	(4,455)	399	(1,530)
Loss before income taxes	(647,146)	(79,170)	(129,746)
Provision (benefit) for income taxes	(1,823)	229	(1,444)
Net loss	$(645,323)	$(79,399)	$(128,302)
Deemed dividend to investors in relation to the tender offer	-	-	35,816
Net loss attributable to common stockholders	$(645,323)	$(79,399)	$(164,118)
Net loss per share attributable to common stockholders:
Basic and diluted	$(3.41)	$(0.68)	$(1.60)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	189,510	117,401	102,544

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(645,323)	$(79,399)	$(128,302)
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	(76)	41	(43)
Foreign currency translation adjustment	410	(666)	5
Net change in accumulated other comprehensive loss	334	(625)	(38)
Comprehensive loss	$(644,989)	$(80,024)	$(128,340)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Year Ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Redeemable convertible preferred stock
Balance, beginning of period	3,569	$37,106	135	$49	-	$-
Issuance of stock in connection with acquisitions	-	-	2,621	35,501	-	-
Issuance of restricted stock to employees in connection with acquisitions	-	-	704	-	135	49
Issuance of stock for other acquisition-related costs	-	-	121	1,556	-	-
Forfeiture of restricted stock	(45)	-	(12)	-	-	-
Conversion of redeemable Class A junior preferred stock to common stock	(3,524)	(37,106)	-	-	-	-
Balance, end of period	-	$-	3,569	$37,106	135	$49
Convertible preferred stock
Balance, beginning of period	329,575	$835,430	329,575	$835,073	293,376	$279,534
Issuance of Series F convertible preferred stock, net of issuance costs of $107	-	-	-	-	11,344	86,493
Issuance of Series G convertible preferred stock, net of issuance costs of $1,487	-	-	-	-	24,855	398,513
Series G convertible preferred stock issuance cost adjustment	-	-	-	357	-	-
Compensation for employees in relation to the tender offer	-	-	-	-	-	34,717
Deemed dividend to investors in relation to the tender offer	-	-	-	-	-	35,816
Conversion of convertible preferred stock to common stock	(329,575)	(835,430)	-	-	-	-
Balance, end of period	-	$-	329,575	$835,430	329,575	$835,073
Stockholders' equity (deficit)
Common stock
Balance, beginning of period	125,597	$1	118,967	$1	96,463	$1
Issuance of common stock in connection with acquisitions	17,453	-	632	-	2,279	-
Issuance of restricted stock to employees in connection with acquisitions	5,775	-	903	-	1,302	-
Issuance of stock for other acquisition-related costs	212	-	42	-	59	-
Exercise of stock options	7,408	-	5,577	-	19,408	-
Repurchase of unvested early-exercised stock options	(39)	-	(142)	-	(98)	-
Forfeiture of restricted stock	(83)	-	(382)	-	(446)	-
Issuance of common stock upon initial public offering	80,500	-	-	-	-	-
Conversion of redeemable Class A junior preferred stock to common stock	3,524	-	-	-	-	-
Conversion of convertible preferred stock to common stock	329,575	2	-	-	-	-
Balance, end of period	569,922	$3	125,597	$1	118,967	$1
Additional paid-in capital
Balance, beginning of period	-	$101,787	-	$68,097	-	$15,286
Issuance of common stock in connection with acquisitions	-	331,765	-	11,626	-	18,496
Issuance of restricted stock to employees in connection with acquisitions	-	31,708	-	3,815	-	1,773
Issuance of stock for other acquisition-related costs	-	4,148	-	773	-	104
Exercise of stock options	-	8,751	-	2,317	-	10,480
Repurchase of unvested early-exercised stock options	-	(71)	-	(5)	-	(173)
Reclassification of early-exercise liability relating to stock options	-	(39)	-	(14)	-	(3,881)
Vesting of early exercised shares	-	584	-	1,126	-	1,579
Stock-based compensation for employees	-	560,453	-	13,267	-	18,855
Stock-based compensation for non-employees	-	3,987	-	785	-	5,578
Issuance of common stock upon initial public offering, net of issuance costs	-	2,019,741	-	-	-	-
Conversion of preferred stock to common stock	-	872,534	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	(14,637)	-	-	-	-
Reclassification of preferred stock liability and preferred stock warrant liability to additional paid-in capital	-	24,241	-	-	-	-
Balance, end of period	-	$3,944,952	-	$101,787	-	$68,097
Accumulated other comprehensive loss
Balance, beginning of period	-	$(657)	-	$(32)	-	$6
Other comprehensive income (loss)	-	334	-	(625)	-	(38)
Balance, end of period	-	$(323)	-	$(657)	-	$(32)
Accumulated deficit
Balance, beginning of period	-	$(349,303)	-	$(269,904)	-	$(105,786)
Net loss	-	(645,323)	-	(79,399)	-	(128,302)
Deemed dividend to investors in relation to the tender offer	-	-	-	-	-	(35,816)
Balance, end of period	-	$(994,626)	-	$(349,303)	-	$(269,904)
Total stockholders' equity (deficit)	569,922	$2,950,006	125,597	$(248,172)	118,967	$(201,838)
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(645,323)	$(79,399)	$(128,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	110,894	72,506	24,192
Stock-based compensation expense	600,367	25,741	60,384
Provision for bad debt	1,557	1,844	1,828
Deferred income tax benefit	(8,902)	(1,098)	(2,252)
Non-cash acquisition-related costs	704	1,715	-
Amortization of investment premium and other	3,457	4,102	2,739
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	(112,060)	(73,898)	(33,023)
Prepaid expenses and other assets	(12,045)	(6,691)	(2,597)
Accounts payable	7,957	2,931	(918)
Accrued and other liabilities	54,792	24,312	7,352
Net cash provided by (used in) operating activities	1,398	(27,935)	(70,597)
Cash flows from investing activities
Purchases of property and equipment, net of proceeds from sales	(75,744)	(50,599)	(11,546)
Purchases of marketable securities	(1,573,489)	(542,638)	(487,595)
Proceeds from maturities of marketable securities	355,270	621,049	178,540
Proceeds from sales of marketable securities	42,816	26,300	19,277
Restricted cash	(10,847)	(3,143)	(4,645)
Business combinations, net of cash acquired and purchases of intangible assets	(44,072)	(1,526)	(18,906)
Net cash provided by (used in) investing activities	(1,306,066)	49,443	(324,875)
Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	2,018,579	-	-
Taxes paid related to net share settlement of equity awards	(14,637)	-	-
Repayments of capital lease obligations	(70,445)	(39,436)	(15,103)
Proceeds from issuances of convertible preferred stock, net of issuance costs	-	-	485,006
Proceeds from exercise of stock options and sales of restricted stock to employees at fair value, net of repurchase	8,679	2,312	10,307
Net cash provided by (used in) financing activities	1,942,176	(37,124)	480,210
Net increase (decrease) in cash and cash equivalents	637,508	(15,616)	84,738
Foreign exchange effect on cash and cash equivalents	174	(52)	5
Cash and cash equivalents at beginning of period	203,328	218,996	134,253
Cash and cash equivalents at end of period	$841,010	$203,328	$218,996
Supplemental cash flow data
Interest paid in cash	$6,850	$3,126	$1,457
Taxes paid in cash	$2,391	$358	$4
Supplemental disclosures of non-cash investing and financing activities
Conversion of preferred stock to common stock	$872,536	$-	$-
Common and convertible preferred stock issued in connection with acquisitions	$331,766	$47,127	$18,496
Equipment purchases under capital leases	$155,722	$110,206	$37,882
Changes in accrued equipment purchases	$(1,602)	$15,734	$5,049
Deemed dividend to investors in relation to the tender offer	$-	$-	$35,816
Unpaid deferred offering costs	$1,162	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Twitter, Inc. (“Twitter” or the “Company”) was incorporated in Delaware in April 2007, and is headquartered in San Francisco, California. Twitter is a public platform where any user can create a Tweet and any user can follow other users. Each Tweet is limited to 140 characters of text, but can also contain rich media, including photos, videos and applications.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In May 2010 and May 2011, the Company declared a three-for-one and two-for-one stock split, respectively, for all preferred and common shares then issued and outstanding. All information related to common stock, preferred stock, stock options and a warrant to purchase preferred stock has been retroactively adjusted to give effect to the stock splits.

Initial Public Offering

On November 13, 2013, the Company completed its initial public offering in which it issued and sold 80,500,000 shares of common stock at a price to the public of $26.00 per share. The total net proceeds raised were $2.02 billion after deducting underwriting discounts and commissions of $68.0 million and other offering expenses of approximately $5.2 million. Upon the closing of the initial public offering, all of the then-outstanding shares of redeemable convertible preferred stock and convertible preferred stock automatically converted into 333.1 million shares of common stock.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.

Revenue Recognition

The Company generates revenue principally from the sale of advertising services and, to a lesser extent, from entering into data licensing and other arrangements. The Company’s advertising services include three primary products: (i) Promoted Tweets, (ii) Promoted Accounts and (iii) Promoted Trends. Promoted Tweets and Promoted Accounts are pay-for-performance advertising products priced through an auction. Promoted Trends are featured by geography and offered on a fixed-fee-per-day basis. Advertisers are obligated to pay when a user engages with a Promoted Tweet or follows a Promoted Account or when a Promoted Trend is displayed. Users engage with Promoted Tweets by clicking on a link in a Promoted Tweet, expanding, retweeting, favoriting or replying to a Promoted Tweet or following the account that tweets a Promoted Tweet. These products may be sold in combination as a multiple element arrangement or separately on a stand-alone basis. Fees for these advertising services are recognized in the period when advertising is delivered as evidenced by a user engaging with a Promoted Tweet, as captured by a click, following a Promoted Account or through the display of a Promoted Trend on the Company’s platform. Data licensing revenue is generated based on monthly service fees charged to the data partners over the period in which the Company’s data is made available to them.

Revenue is recognized only when (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) the service is performed; and (4) collectability of the related fee is reasonably assured. While the majority of the Company’s revenue transactions are based on standard business terms and conditions, the Company also enters into non-standard sales agreements with advertisers and data partners that sometimes involve multiple elements.

For arrangements involving multiple deliverables, judgment is required to determine the appropriate accounting, including developing an estimate of the stand-alone selling price of each deliverable. When neither vendor-specific objective evidence nor third-party evidence of selling price exists, the Company uses its best estimate of selling price (BESP) to allocate the arrangement consideration on a relative selling price basis to each deliverable. The objective of BESP is to determine the selling price of each deliverable when it is sold to advertisers on a stand-alone basis. In determining BESPs, the Company takes into consideration various factors, including, but not limited to, prices the Company charges for similar offerings, sales volume, geographies, pricing strategies and market conditions. Multiple deliverable arrangements primarily consist of combinations of the Company’s pay-for-performance products, Promoted Tweets and Promoted Accounts, which are priced through an auction, and Promoted Trends, which are priced on a fixed-fee-per day per geography basis. For arrangements that include a combination of these products, the Company develops an estimate of the selling price for these products in order to allocate any potential discount to all advertising products in the arrangement. The estimate of selling price for pay-for-performance products is determined based on the winning bid price; the estimate of selling price for Promoted Trends is based on Promoted Trends sold on a stand-alone basis and/or separately priced in a bundled arrangement by reference to a list price by geography which is approved periodically. The Company believes the use of BESP results in revenue recognition in a manner consistent with the underlying economics of the transaction and allocates the arrangement consideration on a relative selling price basis to each deliverable.

Cost of Revenue

Cost of revenue consists primarily of data center costs related to the Company’s co-located facilities, which includes lease and hosting costs, related support and maintenance costs and energy and bandwidth costs, as well as depreciation of its servers and networking equipment, networking costs and personnel-related costs, including salaries, benefits and stock-based compensation, for its operations teams. Cost of revenue also includes allocated facilities and other supporting overhead costs, amortization expense of technology acquired through acquisitions and capitalized labor costs.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation expense under the fair value recognition and measurement provisions of U.S. GAAP.

Stock-based compensation awards granted to employees are measured based on the grant-date fair value with the resulting expense recognized over the respective period during which the award recipient is required to provide service.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model on the dates of grant. Calculating the fair value of stock options using the Black-Scholes model requires various highly judgmental assumptions including the expected term of the stock options and stock price volatility. The Company estimates the expected term of stock options granted based on the simplified method. The Company estimates the expected volatility of its common stock on the dates of grant based on the average historical stock price volatility of a group of its comparable, publicly-traded companies in its industry. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is zero percent as the Company has not paid and does not anticipate paying dividends on the common stock. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on the historical experience of the Company’s stock-based awards that are granted and forfeited prior to vesting.

The fair value of stock options granted to non-employees, including consultants, is initially measured on the grant date and remeasured each reporting period based on the same methodology described above. Stock-based compensation expense is recorded net of estimated forfeiture on a straight-line basis over the requisite service period. The stock options granted have a contractual term of ten years and generally vest over four years.

The Company has historically issued restricted Class A junior preferred stock and common stock subject to a lapsing right of repurchase to continuing employees of certain acquired companies. Since these issuances are subject to post-acquisition employment, the Company has accounted for them as post-acquisition stock-based compensation expense. Due to the redemption features associated with Class A junior preferred stock prior to their conversion to common stock, restricted Class A junior preferred stock issued to continuing employees were historically liability-classified on the consolidated balance sheets, and their fair value was remeasured each reporting period. The automatic conversion of all outstanding shares of Class A junior preferred stock to common stock in connection with the initial public offering resulted in reclassification of these liabilities to additional paid-in-capital. The unamortized expense based on the final remeasurement performed on the date of conversion will be amortized on a straight-line basis over the remaining requisite service period.  Refer to Note 5—Fair Value Measurement for a description of valuation estimates used in valuing the restricted Class A junior preferred stock liability prior to its reclassification. The restricted common stock are equity-classified and valued based on the fair value on the date of issuance. Stock-based compensation expense for these shares is recorded on a straight-line basis over the requisite service period, net of estimated forfeiture.

Pre-2013 RSUs, as defined and further described in Note 12—Common Stock and Stockholders’ Equity (Deficit), vest upon satisfaction of both a service condition and a performance condition. The service condition for these awards is generally satisfied over four years. The performance condition was satisfied in February 2014 pursuant to the terms of the Company’s equity plan. Pre-2013 RSUs for which the service condition has been satisfied are not forfeitable should employment terminate prior to the performance condition being satisfied. In addition, the vesting condition that will be satisfied subsequent to the Company’s initial public offering does not affect the expense attribution period for the RSUs for which the service condition has been satisfied as of the effective date of the initial public offering. Prior to the closing of the Company’s initial public offering in November 2013, the Company had not recognized any stock-based compensation expense for the Pre-2013 RSUs, because the performance condition had not been satisfied. As the satisfaction of the performance condition became probable upon completion of the Company’s initial public offering for the Pre-2013 RSUs for which the service condition had been satisfied as of such date, the Company recorded the cumulative stock-based compensation expense for these RSUs during the three months ended December 31, 2013, using the accelerated attribution method. The remaining unrecognized stock-based compensation expense related to the Pre-2013 RSUs will be recorded over the remaining requisite service period using the accelerated attribution method, net of estimated forfeitures. The stock-based compensation expense for RSUs is measured based on the grant-date fair value.

Post-2013 RSUs, as defined and further described in Note 12—Common Stock and Stockholders’ Equity (Deficit), are not subject to a performance condition in order to vest. The service condition for these awards is generally satisfied over four years. The compensation expense related to these RSUs is based on the grant-date fair value and is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.

The fair value of stock purchase rights granted to employees under the ESPP is measured on the grant date using the Black-Scholes option pricing model.  The compensation expense related to ESPP purchase rights is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.

Acquisitions

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805 Business Combinations. The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Costs to exit or restructure certain activities of an acquired company or the Company’s internal operations are accounted for as one-time termination and exit costs and are accounted for separately from the business combination. Restructuring and other acquisition-related costs are expensed as incurred.

Operating and Capital Leases

The Company leases office space and data center facilities under operating leases. Certain lease agreements contain free or escalating rent payment provisions. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term.

The Company also enters into server and networking equipment lease arrangements with original lease terms ranging from two to four years. The classification of each lease arrangement is determined in accordance with the criteria outlined in ASC Topic 840 Leases. The Company’s server and networking equipment leases typically are accounted for as capital leases as they meet one or more of the four capital lease classification criteria. Assets acquired under capital leases are amortized over the shorter of the remaining lease term or their estimated useful life, which is generally two to four years. As of December 31, 2013 and 2012, the Company had capital lease obligations included in short-term and long-term capital lease obligations in the consolidated balance sheets of $197.6 million and $114.6 million, respectively. In the years ended December 31, 2013, 2012 and 2011, the Company recorded approximately $7.0 million, $3.1 million and $1.3 million, respectively, of interest expense in relation to these capital lease arrangements.

Cash, Cash Equivalents and Investments

The Company invests its excess cash primarily in short-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. The Company classifies all liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all liquid investments with stated maturities of greater than three months from the date of purchase as marketable securities. As of December 31, 2013, the Company has recorded restricted cash balances of $4.9 million within prepaid expenses and other current assets and $15.3 million in other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions. These restricted cash balances are primarily related to certain lease arrangements.

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After consideration of the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company classifies securities with stated maturities of 12 months or greater as long-term investments in the consolidated balance sheets. As of December 31, 2013 and 2012, the Company did not hold any long-term investments. The Company carries its available-for-sale securities at fair value, and reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity (deficit), except for unrealized losses determined to be other than temporary which are recorded as other income (expense), net. The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other income (expense), net.

The Company evaluates the investments periodically for possible other-than-temporary impairment. A decline in fair value below the amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. To manage the risk exposure, the Company invests cash, cash equivalents and short-term investments in a variety of fixed income securities, including short-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. The Company places its cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits, if any.

The Company’s accounts receivable are typically unsecured and are derived from customers around the world in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2013, no single customer accounted for more than 10% of the Company’s net accounts receivable balance. As of December 31, 2012, one customer accounted for 13% of the Company’s net accounts receivable balance. No single customer accounted for more than 10% of the Company’s revenue in the years ended December 31, 2013 and 2012.

Accounts Receivable, Net

The Company records accounts receivable at the invoiced amount. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life. The estimated useful lives of property and equipment are described below:

Property and Equipment	Estimated Useful Life
Computer hardware and networking equipment	Two to four years
Computer software	One to three years
Office equipment and other	Five years
Leased equipment and leasehold improvements	Lesser of estimated useful life or remaining lease term

Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. The goodwill impairment test involves a two-step process. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the accompanying consolidated financial statements.

Intangible Assets, Net

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from one to eleven years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There has been no impairment charges recorded in any of the periods presented in the accompanying consolidated financial statements. See Note 7—Goodwill and Other Intangible Assets for additional information.

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”)’s authoritative guidance on fair value measurements establishes a framework for measuring fair value and expands required disclosure about the fair value measurements of assets and liabilities. This guidance requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a nonrecurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below.

The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures its cash equivalents and short-term investments at fair value, and measured the restricted Class A junior preferred stock and preferred stock warrant liabilities at fair value through the completion of its initial public offering. The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The fair value of the Company’s Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets is based on inputs that are directly or indirectly observable in the market, including the readily-available pricing sources for the identical underlying security that may not be actively traded. The Company classified its restricted Class A junior preferred stock and preferred stock warrant within Level 3, because they were valued using valuation techniques using certain inputs that were unobservable in the market until the Company’s initial public offering at which point the restricted Class A junior preferred stock and preferred stock warrant liabilities were remeasured for the last time and reclassified to additional paid-in capital. See Note 5—Fair Value Measurements for further details.

Internal Use Software and Website Development Costs

The Company capitalizes certain costs incurred in developing software programs or websites for internal use. In the years ended December 31, 2013, 2012 and 2011, the Company capitalized costs totaling approximately $35.6 million, $11.6 million and $4.8 million, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and is one to three years. In the years ended December 31, 2013, 2012 and 2011, the amortization of capitalized costs included in cost of revenue totaled approximately $6.7 million,$5.6 million and $1.9 million, respectively. Capitalized internal use software development costs are included in property and equipment, net. Included in the capitalized amounts above are $13.6 million, $1.3 million and $0.7 million of stock-based compensation expense in the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes

The Company accounts for its income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the bases used for financial reporting and income tax reporting purposes, as well as for operating loss and tax credit carryforwards. Deferred income taxes are provided based on the enacted tax rates expected to be in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that the Company will not realize those tax assets through future operations.

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity and are excluded from net loss. The Company’s other comprehensive income (loss) is comprised of unrealized gains or losses on available-for-sale securities, net of tax, and foreign currency translation adjustment.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The new guidance became effective for reporting periods beginning after December 15, 2012 and is applied prospectively. The Company adopted this guidance during the three months ended March 31, 2013, and the adoption did not have any impact on its financial position, results of operations or cash flows as the amounts reclassified out of accumulated other comprehensive loss are not significant.

In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company will adopt this guidance prospectively and does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

Note 3. Acquisitions

2013 Acquisitions

In January 2013, the Company acquired Crashlytics, Inc. (“Crashlytics”), a privately-held company based in Cambridge, Massachusetts, which developed mobile application crash reporting and analysis solutions for mobile application developers. The acquisition of Crashlytics has been accounted for as a business combination. The purchase price of $38.2 million paid in the Company’s common stock was allocated as follows: $5.0 million to developed technology, $0.3 million to assets acquired, $0.3 million to deferred tax liability recorded and $0.1 million to liabilities assumed, and the excess $33.3 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the Company’s ability to further improve the efficiency and the overall performance of its mobile platform and the value of acquired talent. This goodwill is not deductible for U.S. income tax purposes. Developed technology will be amortized on a straight-line basis over its estimated useful life of 12 months. Under the terms of the acquisition, the Company has the right to the return of shares issued to non-employee investors if specified performance conditions tied to certain key employees’ continued employment at the Company for one year after the acquisition are not met. The fair value of these contingently returnable shares of $6.7 million is included in the purchase price and is classified as part of stockholders’ equity (deficit) on the consolidated balance sheets. The Company believes that the performance condition will be fully satisfied for these shares. As of December 31, 2013, none of the consideration has been returned to the Company.

In February 2013, the Company acquired Bluefin Labs, Inc. (“Bluefin”), a privately-held company based in Cambridge, Massachusetts, which provided social television analytics services to brand advertisers, agencies and TV networks. The acquisition of Bluefin has been accounted for as a business combination. The purchase price of $67.3 million paid in the Company’s common stock was allocated as follows: $7.4 million to developed technology, $1.8 million to assets acquired and $1.9 million to liabilities assumed based on their estimated fair value on the acquisition date, and the excess $60.0 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the potential for future product offering, ability to further enhance the advertiser experience in using the Company’s services and the value of acquired talent. Goodwill is not deductible for U.S. income tax purposes. Developed technology will be amortized on a straight-line basis over its estimated useful life of 18 months. Under the terms of the acquisition, the Company has the right to the return of shares issued to non-employee investors if specified performance conditions tied to certain key employees’ continued employment at the Company for one year after the acquisition are not met. The fair value of these contingently returnable shares of $7.9 million is included in the purchase price and is classified as part of stockholders’ equity (deficit) on the consolidated balance sheets. The Company believes that the performance condition will be fully satisfied for these shares. As of December 31, 2013, none of the consideration has been returned to the Company.

In October 2013, the Company acquired 100% of the ownership interest in privately held MoPub, Inc. (“MoPub”), a mobile-focused advertising exchange headquartered in San Francisco, California. Under the terms of the acquisition, all of the issued and outstanding shares of capital stock of MoPub, including shares of restricted stock subject to continued employment, were converted into 11.2 million shares of the Company’s common stock and 2.0 million shares of unvested restricted stock, and all equity awards to purchase shares of MoPub common stock held by individuals, who will continue to provide services to the Company, were converted into the right to receive an aggregate of 1.2 million shares of the Company’s stock options.  Of the aggregate acquisition consideration, approximately $218.8 million associated with the common stock issued and the fair value attributable to the portion of restricted stock and assumed stock options for which services had been rendered as of the closing of the acquisition was determined to be the accounting purchase price.  The purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values at closing as follows: $21.1 million to publisher and advertiser relationships, $12.9 million to developed technology, $1.1 million to trade name, $22.1 million to account receivables acquired, which are expected to be substantially collected, $1.2 million to other tangible assets acquired, $22.1 million to publisher payments liabilities assumed, $4.4 million to other liabilities assumed, $5.5 million to deferred tax liability recorded, and the excess $192.4 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the potential expansion of the advertising business across the mobile ecosystem through continued investment in the MoPub exchange and expected synergies arising from the acquisition, the ability to further enhance the advertiser experience by building real-time bidding into the Twitter ads platform and the value of acquired talent. Goodwill is not deductible for U.S. income tax purposes. Publisher and advertiser relationships and developed technology will be amortized on a straight-line basis over their estimated useful life of 36 months, and trade name will be amortized on a straight-line basis over its estimated useful life of 24 months.

During the year ended December 31, 2013, the Company completed acquisitions of certain intangible assets for the total purchase price of $38.5 million. These transactions were accounted for as a purchase of assets and, accordingly, the total purchase price was allocated to the identifiable intangible assets acquired based on their respective fair values on the acquisition date. As a result of these transactions, the Company recorded intangible assets of $38.5 million, which was comprised of $36.0 million of patents, $2.0 million of assembled workforce and $0.5 million of developed technology. The patents, developed technology and assembled workforce will be amortized on a straight-line basis over their estimated useful lives of 1 to 11 years.

During the year ended December 31, 2013, the Company completed acquisitions of five additional companies, which were not individually significant and accounted for as business combinations. The total purchase price for these acquisitions of $13.2 million (paid in shares of the Company’s common stock valued at approximately $7.4 million and cash consideration of $5.8 million) was primarily allocated to $4.5 million of developed technology and $0.2 million of assumed liabilities based on their estimated fair value on the acquisition date, and the excess $8.9 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill recorded in relation to these acquisitions is primarily attributable to expected synergies and the value of acquired assembled workforce. Two of the acquisitions resulted in tax-deductible goodwill of $7.3 million for U.S. income tax purposes. Developed technology will be amortized on a straight-line basis over their estimated useful lives of 24 to 36 months.

In relation to the 2013 acquisitions, the Company also agreed to pay up to $83.1 million of equity consideration which was to be paid to certain employees of the acquired entities contingent upon their continued employment with the Company. The Company recognizes compensation expense related to the equity consideration over the requisite services periods of up to 48 months from the respective acquisition dates on a straight-line basis. The Company also granted to continuing employees options to purchase a total of 2.0 million shares of common stock in exchange for their outstanding options to purchase the shares of the acquired entities including 1.2 million shares granted in connection with the acquisition of MoPub disclosed above. Excluding the fair value of the stock options that was allocated and recorded as part of the purchase price for the portion of the service period completed pre-acquisition, the Company will recognize approximately $24.5 million of stock-based compensation expense in relation to these stock options over the remaining requisite service periods of up to 48 months from the respective acquisition dates on a straight-line basis.

For all past business combinations except for the acquisition of MoPub, the Company has considered all potential identifiable intangible assets and determined that it was not appropriate to allocate material amounts to identifiable intangible assets other than acquired developed technologies. In valuing these acquired developed technologies, the Company determined that neither the income approach nor the market approach was relevant, and, consistent with a market participant approach that would weigh a “make” versus “buy” decision when considering the acquisition of a particular incremental technology, applied the cost approach in determining the amount of purchase price allocated to acquired developed technology. The cost approach uses the concept of reproduction cost as an indicator of fair value. The premise of the cost approach is that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced with a new one. Reproduction cost refers to the cost incurred to reproduce the asset using the exact same specifications. In order to apply the cost method to determine the fair value of each acquired developed technology, the Company considered the following: (i) the estimated development hours or equivalent of person months required to reproduce the technology, (ii) the related labor cost and (iii) an expected market participant profit margin.

The Company utilized various forms of the income approach to measure the fair value of the publisher relationships, advertiser relationships, developed technology, and trade name acquired in the acquisition of MoPub.  For the publisher relationships, fair value was determined based on the multi-period excess earnings approach which calculates the present value of the after-tax cash flows attributable to the intangible asset only.  For the advertiser relationships, fair value was determined based on the distributor method which relies upon market-based distributor data to reasonably isolate the revenue, earnings, and cash flow attributable to sales efforts.  For the developed technology and trade names acquired, fair value was determined based on the relief from royalty method, which calculates the present value of the after-tax royalty savings attributable to owning the intangible assets.

For certain transactions that were considered asset acquisitions, the Company identified assembled workforce as an intangible asset. The Company used the cost approach to value the assembled workforce. The cost approach takes into consideration the relevant costs to replace the workforce, which include recruiting and training costs required until the employees become fully integrated.

The results of operations for each of these acquisitions have been included in the Company’s consolidated statements of operations since the date of acquisition. Revenue and loss from operations arising from the acquisitions completed in 2013 that are included in the Company’s consolidated statements of operations for 2013 were $9.6 million and $42.3 million, respectively.

The following summary of unaudited pro forma results of operations of the Company for the years ended December 31, 2013 and 2012 is presented using the assumption that the business combinations made in 2013 were completed as of January 1, 2012. These pro forma results of the Company have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisitions occurred as of January 1, 2012, nor is it indicative of future operating results. The pro forma results presented include amortization charges for acquired intangible assets, adjustments for incremental compensation expense related to the post-combination service arrangements entered into with the continuing employees and related tax effects (in thousands):

	Year Ended December 31,
	2013	2012
	(Unaudited)
Revenue	$678,838	$321,639
Net loss	(667,404)	(166,026)

2012 Acquisitions

In January 2012, the Company acquired 100% of the equity interest of Dasient, Inc. (“Dasient”), a privately-held company based in Sunnyvale, California which provided Internet security services to protect advertising networks from malicious ads. The acquisition of Dasient has been accounted for as a business combination. The purchase price of $19.1 million ($0.1 million in cash and $19.0 million in the Company’s Class A junior preferred stock) was allocated as follows: $7.7 million to developed technology, $0.8 million to assets acquired and $1.4 million to liabilities assumed based on their estimated fair value on the acquisition date, and the excess $12.0 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the Company’s ability to further enhance the security of its web platform from malware and other online abuses, its ability to more effectively identify and monitor fraudulent accounts or activities on its platform and the value of acquired talent. Goodwill is not deductible for U.S. income tax purposes. Developed technology was amortized on a straight-line basis over its estimated useful life of 12 months.

In 2012, the Company acquired nine additional companies. These acquisitions, which were not individually significant, were accounted for as business combinations. The total purchase price for these acquisitions of $33.1 million (paid with the Company’s common stock and Class A junior preferred stock valued at approximately $28.1 million and cash consideration of $5.0 million) was primarily allocated as follows: $8.3 million to developed technology and $4.7 million, of which $3.5 million is cash acquired, to net assets acquired based on their estimated fair value on the acquisition date, and the excess $20.1 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill recorded in relation to these acquisitions is primarily attributable to expected synergies and the value of acquired assembled workforce. Five of the acquisitions resulted in tax-deductible goodwill of $10.0 million for U.S. income tax purposes. Developed technology was amortized on a straight-line basis over their estimated useful life of 12 months.

Under the terms of the acquisitions, the Company has the right to the return of a fixed number of shares issued to non-employee investors if specified performance conditions tied to certain key employees’ continued employment at the Company for one year after the acquisition are not met. The fair value of these contingently returnable shares of approximately $4.0 million and $3.0 million for Class A junior preferred stock and common stock issued, respectively, was included in the purchase price and classified as part of redeemable convertible preferred stock and stockholders’ equity (deficit), respectively, on the consolidated balance sheets. The Company believes that the performance condition will be fully satisfied for these shares. As of December 31, 2013, none of the consideration has been returned to the Company.

In relation to the 2012 acquisitions, the Company also agreed to pay up to $28.5 million of cash and equity consideration contingent upon the continued employment with the Company of certain employees of the acquired entities. The Company recognizes compensation expense related to these consideration over the requisite service periods of up to 48 months from the respective acquisition dates on a straight-line basis.

The results of operations for each of these acquisitions have been included in the Company’s consolidated statements of operations since the date of acquisition. Revenue and loss from operations arising from the acquisitions completed in 2012 that are included in the Company’s consolidated statements of operations for 2012 were zero and $26.9 million, respectively.

The following summary of unaudited pro forma results of operations of the Company for the years ended December 31, 2012 and 2011 is presented using the assumption that the acquisitions made in 2012 were completed as of January 1, 2011. These pro forma results of the Company have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisitions occurred as of January 1, 2011, nor is it indicative of future operating results. The pro forma results presented include amortization charges for acquired intangible assets, adjustments for incremental compensation expense related to the post-combination service arrangements entered into with the continuing employees and related tax effects (in thousands):

	Year Ended December 31,
	2012	2011
	(Unaudited)
Revenue	$316,933	$106,313
Net loss	(70,200)	(166,317)

2011 Acquisitions

In May 2011, the Company acquired 100% of the equity interest of TweetDeck, Inc. (“TweetDeck”), a privately-held U.S. corporation with operations in London, United Kingdom, which developed a Twitter interface application for modifying the display of Tweets. The acquisition of TweetDeck has been accounted for as a business combination. The purchase price of $20.4 million ($17.1 million in cash and $3.3 million in the Company’s common stock) was allocated as follows: $2.3 million to developed technology, $0.7 million to assets acquired and $1.2 million to liabilities assumed based on their estimated fair value on the acquisition date, and the excess $18.6 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the enhancement of the Twitter user experience, expected synergies arising from the acquisition and the value of acquired talent. This goodwill is not deductible for U.S. income tax purposes. Developed technology was amortized on a straight-line basis over its estimated useful life of 12 months.

In 2011, the Company acquired five additional companies. These acquisitions, which were not individually significant, were accounted for as business combinations. The total purchase price for these acquisitions of $18.5 million (paid with the Company’s common stock and Class A junior preferred stock valued at approximately $15.2 million and cash consideration of $3.3 million) was allocated as follows: $8.4 million to developed technology, $0.4 million to assets acquired and $2.2 million to deferred tax liability, and the excess $11.9 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the value of acquired assembled workforce and is not deductible for U.S. income tax purposes. Developed technologies was amortized on a straight-line basis over their estimated useful life of 12 months.

In relation to the 2011 acquisitions, the Company also agreed to pay up to $15.5 million in both cash and equity consideration contingent upon the continued employment with the Company of certain employees of the acquired entities. The Company recognizes compensation expense in relation to these cash and equity consideration over the requisite service periods of up to 48 months from the respective acquisition dates on a straight-line basis.

Note 4. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,
	2013	2012
Cash and cash equivalents:
Cash	$164,135	$18,928
Money market funds	229,529	56,934
U.S. government and agency securities including treasury bills	251,593	115,225
Corporate notes and commercial paper	195,753	12,241
Total cash and cash equivalents	$841,010	$203,328
Short-term investments:
U.S. government and agency securities including treasury bills	$785,536	$102,211
Corporate notes, certificates of deposit and commercial paper	607,508	119,317
Total short-term investments	$1,393,044	$221,528

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
US Government and agency securities including treasury bills	$785,535	$22	$(21)	$785,536
Corporate notes, certificates of deposit and commercial paper	607,590	11	(93)	607,508
Total available-for-sale securities classified as short-term investments	$1,393,125	$33	$(114)	$1,393,044

	December 31, 2012
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
US Government and agency securities including treasury bills	$102,191	$21	$(1)	$102,211
Corporate notes and commercial paper	119,339	7	(29)	119,317
Total available-for-sale securities classified as short-term investments	$221,530	$28	$(30)	$221,528

The available-for-sale securities classified as cash and cash equivalents on the consolidated balance sheets are not included in the tables above as the gross unrealized gains and losses were immaterial for each period; their carrying value approximates fair value because of the short maturity period of these instruments.

The following tables show all short-term investments in an unrealized loss position for which other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
US Government and agency securities including treasury bills	$230,478	$(21)	$-	$-	$230,478	$(21)
Corporate notes, certificates of deposit and commercial paper	171,894	(93)	-	-	171,894	(93)
Total short-term investments in an unrealized loss position	$402,372	$(114)	$-	$-	$402,372	$(114)

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
US Government and agency securities including treasury bills	$9,993	$(1)	$-	$-	$9,993	$(1)
Corporate notes and commercial paper	69,068	(29)	-	-	69,068	(29)
Total short-term investments in an unrealized loss position	$79,061	$(30)	$-	$-	$79,061	$(30)

Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above as the Company believes that the decrease in fair value of these securities is temporary and expects to recover up to (or beyond) the initial cost of investment for these securities.

Note 5. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 based on the three-tier fair value hierarchy (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$229,529	$-	$-	$229,529
Treasury bills	244,048	-	-	244,048
Commercial paper	-	194,742	-	194,742
U.S. government securities	-	7,545	-	7,545
Corporate notes	-	1,011	-	1,011
Short-term investments:
Treasury bills	265,878	-	-	265,878
Agency securities	-	18,286	-	18,286
Commercial paper	-	272,617	-	272,617
Corporate notes	-	255,546	-	255,546
U.S. government securities	-	501,372	-	501,372
Certificates of deposit	-	79,345	-	79,345
Total	$739,455	$1,330,464	$-	$2,069,919

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$56,934	$-	$-	$56,934
Treasury bills	71,073	-	-	71,073
Agency securities	-	32,626	-	32,626
Commercial paper	-	10,199	-	10,199
Corporate notes	-	2,042	-	2,042
U.S. government securities	-	11,526	-	11,526
Short-term investments:
Treasury bills	8,000	-	-	8,000
Agency securities	-	36,038	-	36,038
Commercial paper	-	26,852	-	26,852
Corporate notes	-	92,465	-	92,465
U.S. government securities	-	58,173	-	58,173
Liabilities
Restricted Class A junior preferred stock(1)	-	-	(4,964)	(4,964)
Preferred stock warrant(1)	-	-	(1,943)	(1,943)
Total	$136,007	$269,921	$(6,907)	$399,021

(1)  Restricted Class A junior preferred stock and the preferred stock warrant are included in other long-term liabilities on the consolidated balance sheets.

Fair Value of Restricted Class A Junior Preferred Stock

The Company’s restricted Class A junior preferred stock liability originated from the issuance of Class A junior preferred stock as part of post-acquisition service arrangements to certain continuing employees. Since these issuances contained certain redemption features, they were historically classified as liabilities on the consolidated balance sheets, and their fair value was remeasured each reporting period. In order to determine the fair value of Class A junior preferred stock, the Company first determined the business enterprise value, or BEV, using the market transaction method which utilized the most recent negotiated arm’s-length transactions involving the sale or transfer of the Company’s stock or equity interests. The estimated BEV was then allocated to the shares of preferred stock, common stock, warrant and stock options using the Black-Scholes option pricing model. Estimates of the volatility for the Black-Scholes option pricing model were based on the volatility of common stock of a group of comparable, publicly-traded companies. Estimates of expected term were based on the estimated time to liquidity event. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term.

The automatic conversion feature of all outstanding shares of Class A junior preferred stock to common stock was triggered in November 2013 in connection with the initial public offering. On the conversion date, the Company revaluated the fair value of the Class A junior preferred stock based on the market closing price and reclassified the restricted Class A junior preferred stock liabilities to an equity-classified financial instrument which is no longer subject to remeasurement.

The following table presents a reconciliation of the Class A junior preferred stock liability measured at fair value as of December 31, 2012 and 2013 using significant unobservable inputs, and the amount of loss recorded in the Company’s consolidated statements of operations as a result of change in fair value (in thousands):

Class A junior preferred stock liabilities
Balance as of December 31, 2012	$4,964
Vesting of restricted stock	2,203
Revaluation	12,148
Reclassification to additional paid-in capital	(19,315)
Balance as of December 31, 2013	$-

Fair Value of Preferred Stock Warrant

In December 2008, the Company issued a fully vested warrant in connection with obtaining a loan, which was subsequently repaid in full in April 2009. The warrant was originally exercisable into 116,512 shares of Series C convertible preferred stock with an exercise price of $0.34 per share at the sole discretion of the warrant holder within ten years from the date of issuance. The Company historically utilized the Black-Scholes option pricing model to determine the fair value of the outstanding preferred stock warrant. Estimates of the volatility for the option pricing model were based on the volatility of common stock of a group of comparable, publicly-traded companies. Estimates of expected term were based on the remaining contractual period of the warrant. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. The key inputs used in preferred stock warrant valuation as of December 31, 2013 and 2012 based on the final revaluation performed immediately prior to the closing of the Company’s initial public offering on November 13, 2013 were as follows:

	December 31,
	2013	2012
Expected dividend yield	-	-
Risk-free interest rate	1.41%	0.95%
Expected volatility	51.69%	54.71%
Expected life (in years)	5.09	5.96

Concurrent with the closing of the Company’s initial public offering and the automatic conversion of preferred stock to common stock in November 2013, the warrant became exercisable into 116,512 shares of the Company’s common stock.  As such, the preferred stock warrant liability was reclassified to an equity-classified financial instrument which is no longer subject to remeasurement.

The following table presents a reconciliation of the preferred stock warrant measured at fair value as of December 31, 2012 and 2013 using significant unobservable inputs (in thousands):

Preferred stock warrant liability
Balance as of December 31, 2011	1,752
Revaluation	191
Balance as of December 31, 2012	$1,943
Revaluation	2,983
Reclassification to additional paid-in capital	(4,926)
Balance as of December 31, 2013	$-

The Company recorded $3.0 million, $0.2 million and $1.5 million of loss during the years ended December 31, 2013, 2012 and 2011, respectively as a result of change in fair value of the preferred stock warrant liability.  These losses were recorded in the Company’s consolidated statements of operations in other income (expense).

Note 6. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	December 31,
	2013	2012
Property and equipment, net
Equipment	$367,949	$197,659
Furniture and leasehold improvements	54,965	34,363
Capitalized software	47,290	16,466
Construction in progress	29,523	10,323
Total	499,727	258,811
Less: Accumulated depreciation and amortization	(167,065)	(73,237)
Property and equipment, net	$332,662	$185,574

The gross carrying amount of property and equipment includes $283.8 million and $187.9 million of server and networking equipment acquired under capital leases as of December 31, 2013 and 2012, respectively. The accumulated depreciation of the equipment under capital leases totaled $86.2 million and $57.7 million as of December 31, 2013 and 2012, respectively.

Depreciation expense totaled $94.4 million, $53.8 million and $19.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in these amounts were depreciation expense for server and networking equipment acquired under capital leases in the amount of $70.4 million, $40.5 million and $15.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 7. Goodwill and Other Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2011	$36,761
Dasient acquisition	11,963
Other acquisitions	20,089
Balance as of December 31, 2012	68,813
Crashlytics acquisition	33,254
Bluefin acquisition	60,019
MoPub acquisition	192,446
Other acquisitions	8,945
Balance as of December, 31, 2013	$363,477

For each of the period presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded. Refer to Note 3—Acquisitions for further details about goodwill.

The following table presents the detail of other intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net
	Value	Amortization	Carrying Value
December 31, 2013:
Patents and developed technologies	$100,553	$(45,440)	$55,113
Publisher and advertiser relationships	21,100	(1,248)	19,852
Assembled workforce	1,960	(300)	1,660
Other intangible assets	1,100	(98)	1,002
Total	$124,713	$(47,086)	$77,627
December 31, 2012:
Developed technology	$34,309	$(30,556)	$3,753

Amortization expense associated with other intangible assets for the years ended December 31, 2013 and 2012 was $16.5 million and $18.7 million, respectively.

Estimated future amortization expense as of December 31, 2013 is as follows (in thousands):

Years ending December 31,
2014	$21,271
2015	16,726
2016	13,421
2017	3,264
2018	3,264
Thereafter	19,681
Total	$77,627

Note 8. Other Balance Sheet Components

Prepaid and other current assets

The following table presents the detail of prepaid and other current assets for the periods presented (in thousands):

	December 31,
	2013	2012
Deferred income taxes, net	$62,122	$1,483
Prepaid and other	31,175	15,972
Total	$93,297	$17,455

Accrued and other current liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	December 31,
	2013	2012
Accrued compensation	$29,882	$8,467
Accrued publisher payments	15,370	-
Deferred revenue	14,479	3,574
Accrued tax liabilities	9,515	5,711
Accrued professional services	7,089	3,625
Accrued equipment purchases under capital lease	2,807	17,223
Accrued equipment and maintenance	2,890	940
Accrued other	28,278	13,071
Total	$110,310	$52,611

Note 9. Net Loss per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers all series of the Company’s redeemable convertible preferred stock and convertible preferred stock to be participating securities as the holders of the preferred stock are entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2013, 2012 and 2011 were not allocated to these participating securities.

Basic net loss per share is computed by dividing total net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the years ended December 31, 2013, 2012 and 2011, the Company’s potential common stock instruments such as stock options, RSUs, ESPP, shares subject to repurchases and the warrant were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Year Ended December 31,
	2013	2012	2011
Net loss	$(645,323)	$(79,399)	$(128,302)
Less: Deemed dividend to investors in relation to the tender offer	-	-	35,816
Net loss attributable to common stockholders	$(645,323)	$(79,399)	$(164,118)
Basic shares:
Weighted-average common shares outstanding	196,675	120,845	109,891
Weighted-average unvested restricted stock subject to repurchase	(7,165)	(3,444)	(7,347)
Weighted-average shares used to compute basic net loss per share	189,510	117,401	102,544
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	189,510	117,401	102,544
Net loss per share attributable to common stockholders:
Basic and diluted	$(3.41)	$(0.68)	$(1.60)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options	42,246	48,787	55,066
RSUs	95,723	42,526	9,536
Employee stock purchase plans	1,896	-	-
Shares subject to repurchase	10,986	4,237	5,526
Warrant	117	117	117

Note 10. Redeemable Convertible Preferred Stock

Prior to the initial public offering, the Company had outstanding 3.5 million shares of Class A junior preferred stock.  Immediately prior to the closing of the Company’s initial public offering on November 13, 2013, all shares of outstanding redeemable convertible preferred stock were automatically converted to 3.5 million shares of the Company’s common stock.

Restricted Class A Junior Preferred Stock

The Company has historically granted restricted Class A junior preferred stock to certain key continuing employees in connection with acquisitions subject to a lapsing right of repurchase contingent on the respective employee’s continued employment at the Company during the requisite service period, which is generally four years from the issuance date. These shares were historically included as part of other long-term liabilities on the Company’s consolidated balance sheets, and the fair value of these shares, which was remeasured at each reporting period, was recorded as compensation expense on a straight-line basis over the requisite service period.

The automatic conversion of all outstanding shares of Class A junior preferred stock to common stock in connection with the initial public offering resulted in reclassification of the restricted Class A junior preferred stock liabilities to additional paid-in capital.

The activities for the restricted Class A junior preferred stock issued to employees for the year ended December 31, 2013 are summarized as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted Class A junior preferred stock at December 31, 2012	805	$13.55
Vested	(382)	$13.61
Forfeited	(45)	$13.06
Converted to common stock	(378)	$13.55
Unvested restricted Class A junior preferred stock at December 31, 2013	-	$-

In the year ended December 31, 2013 until the date of conversion and in the year ended December 31, 2012, the Company recognized $14.4 million and $4.9 million of compensation expense, respectively, related to the restricted Class A junior preferred stock issued to employees inclusive of the effect of fair value remeasurement. The amount of compensation expense recorded in relation to restricted Class A junior preferred stock in the year ended December 31, 2011 was not material.

Note 11. Convertible Preferred Stock

Prior to the initial public offering, the Company had outstanding 77.0 million shares designated as Series A convertible preferred stock, 49.3 million shares designated as Series B convertible preferred stock, 62.8 million shares designated as Series C convertible preferred stock, 51.0 million shares designated as Series D convertible preferred stock, 38.4 million shares designated as Series E convertible preferred stock, 26.2 million shares designated as Series F convertible preferred stock and 24.9 million shares designated as Series G convertible preferred stock.  Each share of preferred stock was convertible to one share of common stock.  Upon the closing of the Company’s initial public offering on November 13, 2013, all shares of outstanding redeemable convertible preferred stock were automatically converted to 329.6 million shares of the Company’s common stock.

Note 12. Common Stock and Stockholders’ Equity (Deficit)

Common Stock

As of December 31, 2013, the Company is authorized to issue 5.0 billion shares of $0.000005 par value common stock in accordance with the Certificate of Incorporation, as amended and restated.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2013, no dividends have been declared.

Restricted Common Stock

The Company has granted restricted common stock to certain key continuing employees in connection with the acquisitions. Vesting of this stock is dependent on the respective employee’s continued employment at the Company during the requisite service period, which is generally two to four years from the issuance date, and the Company has the option to repurchase the unvested shares upon termination of employment. The fair value of the restricted common stock issued to employees is recorded as compensation expense on a straight-line basis over the requisite service period.

The activities for the restricted common stock issued to employees for the year ended December 31, 2013 are summarized as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted common stock at December 31, 2012	1,459	$14.57
Granted	5,775	$17.74
Converted from Class A junior preferred stock	378	$13.55
Vested	(663)	$10.50
Canceled	(83)	$12.95
Unvested restricted common stock at December 31, 2013	6,866	$17.60

In the years ended December 31, 2013, 2012 and 2011, the Company recorded $31.7 million, $6.3 million and $1.8 million, respectively, of compensation expense related to restricted common stock issued to employees. As of December 31, 2013, there was $83.3 million of unamortized stock-based compensation expense related to restricted common stock issued which is expected to be recognized over a weighted-average period of 2.40 years.

Equity Incentive Plans

The Company’s 2013 Equity Incentive Plan became effective upon the completion of the initial public offering and serves as the successor to the 2007 Equity Incentive Plan.  68.3 million shares were initially reserved under the 2013 Equity Plan and any shares subject to options or other similar awards granted under the 2007 Equity Incentive Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2013 Equity Incentive Plan.  The number of Shares available for issuance under the 2013 Equity Incentive Plan will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 60,000,000 Shares, (ii) 5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (iii) such number of Shares determined by the Company’s Board of Directors.  As of December 31, 2013 the total number of RSUs outstanding under the 2013 Equity Incentive Plan was 4.9 million shares, and 64.3 million shares were available for future issuance.  There were 130.7 million shares of options and RSUs outstanding under the 2007 Equity Incentive Plan as of December 31, 2013.  No additional shares will be issued under the 2007 Equity Incentive Plan.

Under the 2007 and 2013 Equity Incentive Plan, stock options may not be granted at less than 85% of the fair value of common stock on the date of the grant, provided that (i) the exercise price of an incentive stock option will not be less than 100% of the fair market value of common stock on the date of the grant and (ii) the exercise price of any option granted to a 10% stockholder will not be less than 110% of the fair market value of common stock on the date of the grant. Stock options become exercisable at such times and under such conditions as determined by the Board of Directors. Stock options generally vest over four years and have a maximum term of ten years.

Under the 2007 Equity Incentive Plan, the Company has granted RSUs to domestic and international employees. RSUs granted to (i) international employees; and (ii) domestic employees prior to February 2013 (“Pre-2013 RSUs”) vest upon the satisfaction of both a service condition and a performance condition. The service condition for these awards is generally satisfied over four years. The performance condition was satisfied in February 2014 pursuant to the terms of the Company’s equity plan.

RSUs granted to domestic employees starting in February 2013 (“Post-2013 RSUs”) are not subject to a performance condition in order to vest. The majority of Post-2013 RSUs vest over a service period of four years. Under the terms of the 2007 and 2013 Equity Incentive Plan, the shares underlying Post-2013 RSUs that satisfy the service condition are to be delivered to holders no later than the fifteenth day of the third month following the end of the calendar year the service condition is satisfied, or if later, the end of the Company’s tax year, but no earlier than August 15, 2014.

The Company’s 2011 Acquisition Option Plan was adopted for the purpose of granting stock options to new employees in connection with the acquisition of TweetDeck, Inc. in May 2011. The 2011 Acquisition Option Plan provides for the issuance of 70,000 stock options to eligible participants. As of December 31, 2013, 10,000 stock options granted under this plan were outstanding and 7,000 stock options were available for future issuance.

The Company also assumed stock options of acquired entities in connection with the acquisitions of Mixer Labs, Inc., Crashlytics, Inc., Bluefin Labs, Inc. and MoPub, Inc. While the respective stock plans were terminated on the closing of each acquisition, they continue to govern the terms of stock options assumed in the respective acquisition. As of December 31, 2013, there were an aggregate of 2.1 million outstanding stock options assumed in these acquisitions.

In addition to these equity compensation plans, there were 255,000 stock options outstanding as of December 31, 2013 under a stand-alone stock option agreement entered into with an employee in July 2009.

Employee Stock Purchase Plan

On November 7, 2013, the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for twelve-month offering periods, and each offering period will include purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date.  Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the exercise date.  The number of shares available for sale under the 2013 Employee Stock Purchase Plan will be increased annually on the first day of each fiscal year, equal to the least of i) 11.3 million shares; ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or iii) such other amount as determined by the Board of Directors.

As of December 31, 2013, no purchase has been made and 12.0 million shares were available for future issuance under the ESPP. In 2013, the Company recorded $5.4 million of stock-based compensation expense related to the ESPP.

Early Exercise of Stock Options

The 2007 Equity Incentive Plan allows for grants of immediately exercisable stock options. The unvested shares of common stock exercised are subject to the Company’s right to repurchase at the original exercise price. As of December 31, 2013 and 2012, a total of 0.4 million and 1.0 million shares of unvested stock options exercised by the employees were subject to repurchase at an aggregate price of $0.6 million and $1.2 million, respectively. These amounts are recorded as accrued and other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets and will be reclassified to additional paid-in capital as the Company’s repurchase right lapses. In the years ended December 31, 2013 and 2012, the Company repurchased 39,000 and 142,000 shares, respectively, of common stock related to unvested stock options, at the original exercise price due to the termination of employees. In the years ended December 31, 2013 and 2012, the Company issued 34,000 and 178,000 shares of common stock, respectively, in connection with the employees’ exercise of stock options prior to vesting.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2013 is as follows (in thousands, except years and per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	48,787	$1.80	7.38	$741,508
Options assumed in connection with acquisitions	2,060	$2.10
Options exercised	(7,408)	$1.18
Options canceled	(1,193)	$3.18
Outstanding at December 31, 2013	42,246	$1.89	6.47	$2,609,295
Vested and expected to vest at December 31, 2013 (1)	41,640	$1.81	6.45	$2,574,841
Exercisable at December 31, 2013	32,995	$1.18	6.18	$2,061,068
(1)	The expected to vest options are the result of applying pre-vesting forfeiture rate assumptions to unvested options outstanding.

The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.

The total intrinsic value of stock options exercised in the years ended December 31, 2013, 2012 and 2011 were $123.7 million, $84.6 million and $144.0 million, respectively. The total fair value of stock options vested in 2013, 2012 and 2011 were $10.2 million, $11.7 million and $7.1 million, respectively.

RSU Activity

The following table summarizes the activity related to the Company’s Pre- and Post-2013 RSUs for the year ended December 31, 2013.  For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2012	39,454	$14.39
Granted	58,693	$21.45
Vested	(12,775)	$14.22
Canceled (2)	(5,496)	$15.28
Unvested and outstanding at December 31, 2013	79,876	$19.54
Vested and outstanding at December 31, 2013	15,847	$13.89
(2)	The canceled RSUs include 554,000 shares withheld and canceled related to net share settlement of restricted stock units.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employee and non-employee stock options, RSUs, ESPP and restricted common and Class A junior preferred stock in the years ended December 31, 2013, 2012 and 2011 is summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Employee	$593,108	$23,269	$54,582
Non-employee	7,259	2,472	5,802
Total	$600,367	$25,741	$60,384

The compensation expense is allocated based on the cost center the award holder belongs to. Total stock-based compensation expense by function is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$50,942	$800	$1,820
Research and development	379,913	12,622	33,559
Sales and marketing	114,440	1,346	1,553
General and administrative	55,072	10,973	23,452
Total	$600,367	$25,741	$60,384

Upon completion of the Company’s initial public offering in November 2013, the Company began recording the stock-based compensation expense related to Pre-2013 RSUs, because the satisfaction of the performance condition for vesting became probable.  The expense is recorded using the accelerated attribution method, net of estimated forfeiture based on the grant-date fair value of RSUs.  During the year ended December 31, 2013, the amount of stock-based compensation expense recorded in relation to Pre-2013 RSUs totaled approximately $433.5 million.  This amount is comprised of $405.9 million of expense accumulated until the effective date of the initial public offering for awards vested and $27.6 million of subsequent recognition of expense during the year as additional Pre-2013 RSUs continue to vest.

In connection with their participation in the Series G convertible preferred stock financing, the Series G convertible preferred stock investors also participated in a tender offer to purchase up to an aggregate of 24.9 million shares of additional common and Series A convertible preferred stock through Series F convertible preferred stock from the Company’s employees and existing stockholders with the maximum aggregate offer price of up to $396 million. In such tender offer, the Series G convertible preferred stock investors agreed to purchase outstanding shares of the Company’s capital stock, regardless of class or series of capital stock, at the same $16.09 per share purchase price paid to the Company for shares of Series G convertible preferred stock. The purchase price per share in the tender offer represented an excess to the fair value of the Company’s outstanding common stock and Series A through Series F convertible preferred stock, as determined by the Company’s most recent valuation of its capital stock at time of the transaction. At the time of the tender offer, the fair value of the Company’s common stock was $12.95 per share and the fair value of the Company’s Series A through F convertible preferred stock ranged from $12.95 to $14.51 per share. The tender offer closed in September 2011, and at the close of the transaction, the Company recorded $34.7 million as compensation expense related to the excess of the selling price per share of common stock paid to the Company’s employees and consultants over the fair value of the tendered share, and $35.8 million as deemed dividends in relation to excess of the selling price per share of common and preferred stock paid to existing investors in excess of the fair value of the shares tendered. These amounts represent the excess of the aggregate transaction price over the aggregate fair value of the shares purchased in the tender offer.

In the year ended December 31, 2013, a third-party investor offered to purchase up to $78.2 million worth of common and Class A junior preferred stock from the Company’s eligible employees at a price of $17.00 per share which management and the Board of Directors determined to represent the fair value of the shares tendered.

The Company modified the terms of stock options for certain employees upon their termination or change in employment status. The amount of stock-based compensation expense recorded in relation to stock options modified was not material for the year ended December 31, 2013.  The Company recorded $4.4 million and $10.1 million of incremental stock-based compensation expense in the years ended December 31, 2012 and 2011, respectively.

Income tax benefits recognized for stock-based compensation arrangements as of December 31, 2013 was not material.

The Company capitalized $13.6 million, $1.3 million and $0.7 million of stock-based compensation expense associated with the cost for developing software for internal use in the years ended December 31, 2013, 2012 and 2011, respectively.

The weighted-average grant-date fair value of stock options granted to employees in the years ended December 31, 2013, 2012 and 2011 was $11.89, $7.42 and $1.34 per share, respectively. The fair value of stock options granted to employees was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	-	-	-
Risk-free interest rate	1.24%	1.30%	2.36%
Expected volatility	52.14%	51.79%	42.57%
Expected term (in years)	5.37	6.56	6.06

No additional stock options were granted to non-employees in 2013, 2012 and 2011. Historical stock options granted to non-employees were valued on the date of grant using the Black-Scholes pricing model and are re-valued each reporting period as they vest. The fair value of stock options granted to non-employees was remeasured at each reporting period using the Black-Scholes option pricing model with the following range of assumptions:

Year Ended December 31,
	2013	2012	2011
Expected dividend yield	-	-	-
Risk-free interest rate	1.32%-2.16%	1.22%-1.38%	1.69%-3.04%
Expected volatility	51.62%-52.96%	54.44%-54.80%	44.64%-49.33%
Expected term (in years)	6.90-7.76	7.71-8.02	7.63-9.48

As of December 31, 2013, there was $32.4 million of unamortized stock-based compensation expense related to unvested stock options granted to employees and non-employee service providers which is expected to be recognized over a weighted-average period of 2.14 years. The unamortized stock-based compensation expense related to Pre- and Post-2013 RSUs of $158.6 million and $855.7 million, respectively, as of December 31, 2013 is expected to be recognized over a weighted-average period of 2.68 years and 3.57 years, respectively.  $27.6 million of unamortized stock-based compensation expense related to ESPP is expected to be recognized over a period of 0.87 years.

Note 13. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$(549,397)	$(53,699)	$(46,510)
Foreign	(97,749)	(25,471)	(83,236)
Loss before income taxes	$(647,146)	$(79,170)	$(129,746)

The components of the provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$-	$-	$-
State	857	(300)	536
Foreign	6,222	1,627	272
Total current provision for income taxes	7,079	1,327	808
Deferred:
Federal	(5,412)	(608)	(1,861)
State	(453)	(89)	(391)
Foreign	(3,037)	(401)	-
Total deferred benefit for income taxes	(8,902)	(1,098)	(2,252)
Provision (benefit) for income taxes	$(1,823)	$229	$(1,444)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.1)	0.5	(0.1)
Stock-based compensation	(2.9)	(1.9)	(6.9)
Research and development credits	3.6	-	3.6
Valuation Allowance	(25.0)	(10.1)	8.8
Nondeductible expenses	(3.0)	(8.7)	(2.0)
Foreign rate differential	(5.8)	(12.7)	(22.7)
Change in tax positions	(2.0)	(2.8)	(14.6)
Other	0.5	0.4	-
Effective tax rate	0.3%	(0.3)%	1.1%

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$82,719	$68,431
Accruals and reserves	11,435	6,698
Stock-based compensation expense	195,338	5,376
Research and development credits	28,572	10,052
California Enterprise Zone Credit	8,163	-
Other	1,131	610
Total deferred tax assets	327,358	91,167
Valuation allowance	(227,878)	(42,175)
Total deferred tax assets, net of valuation allowance	99,480	48,992
Deferred tax liabilities:
Fixed assets and intangible assets	(80,072)	(35,991)
Other	(457)	(754)
Total deferred tax liabilities	(80,529)	(36,745)
Net deferred tax assets	$18,951	$12,247

The increase in the deferred tax assets and the related valuation allowance in 2013 is primarily due to the deferred tax benefits related to the recorded stock-based compensation expense for the pre-2013 RSUs.

Based on the available objective evidence, management believes it is more-likely-than-not that the net U.S. deferred tax assets were not fully realizable as of the year ended December 31, 2013. Accordingly, the Company has established a full valuation allowance against its U.S. deferred tax assets to the extent not offset by liabilities from uncertain tax positions. The Company has net $3.1 million of deferred tax assets in foreign jurisdictions which it believes are more-likely-than-not to be fully realized given the expectation of future earnings in these jurisdictions.

For the year ended December 31, 2013, the Company has not provided for income taxes on $20.2 million of its undistributed earnings for certain foreign subsidiaries because these earnings are intended to be indefinitely reinvested in operations outside the U.S. Determining the unrecognized deferred tax liabilities associated with these earnings is not practicable.

At December 31, 2013, the Company had $429.3 million of federal and $268.3 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2027 for federal and 2014 for state tax purposes.

Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable are reduced. As of December 31, 2013, the portion of net operating loss carryforwards related to stock options is approximately $283.0 million, the benefit of which will be credited to additional paid-in capital when realized.

The Company also has research credit carryforwards of $30.0 million and $24.0 million for federal and state income tax purposes, respectively. The federal credit carryforward will begin to expire in 2027. The state research tax credits have no expiration date. On January 2, 2013, the American Taxpayer Relief Act (“Act”) of 2012 was enacted, which includes a reinstatement of the federal research and development credit for the tax year ended December 31, 2012. Pursuant to the guidance of ASC Topic 740 Income Taxes, the consolidated financial statements reflect the effect of the Act in the first quarter of 2013, the reporting period of enactment. The Act had no material effect on the consolidated financial statements in the year ended December 31, 2013 due to the Company’s U.S. valuation allowance position. Additionally, the Company has California Enterprise Zone Credit carryforwards of $12.6 million which will begin to expire in 2023.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2013, the unrecognized tax benefit was $43.1 million, all of which would result in corresponding adjustments to valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at the beginning of the year	$23,352	$25,845	$1,275
Additions related to prior year tax positions	7,880	-	-
Reductions related to prior year tax positions	-	(3,612)	(344)
Additions related to current year tax positions	11,829	1,119	24,914
Balance at the end of the year	$43,061	$23,352	$25,845

Total unrecognized tax benefits increased by $19.7 million in the period from December 31, 2012 to December 31, 2013. The total unrecognized tax benefits as of December 31, 2013 and 2012 include $27.2 million and $11.2 million, respectively, of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining balances are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2013	2012
Total unrecognized tax benefits balance	$43,061	$23,352
Amounts netted against related deferred tax assets	(27,160)	(11,196)
Unrecognized tax benefits recorded on consolidated balance sheets	$15,901	$12,156

The net unrecognized tax benefit of $15.9 million and $12.2 million as of December 31, 2013 and 2012, respectively, was included in the deferred and other long-term tax liabilities, net on the Company’s consolidated balance sheets. The Company does not believe that its unrecognized tax benefits will significantly change within the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2013 there were no significant accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under an income tax examination in California for tax years 2010 and 2011. The Company believes that adequate amounts have been reserved in these jurisdictions. The Company’s 2007 to 2013 tax years remain subject to examination by the United States and California, and its 2011 to 2013 tax years remain subject to examination in Ireland. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

Note 14. Related Party Transactions

One of the Company’s directors has a direct ownership interest in a vendor that provides marketing and communication services to the Company. For the years ended December 31, 2013, 2012 and 2011, the Company incurred zero, $1.9 million and $0.3 million, respectively, of expense for services rendered. There was no outstanding payable balance associated with the vendor as of December 31, 2013.

Note 15. Employee Benefit Plan

The Company adopted a 401(k) Plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company has not made any matching contributions to date.

Note 16. Commitments and Contingencies

Credit Facility

The Company entered into a revolving credit agreement with certain lenders in 2013, which provided for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. Loans under the credit facility bear interest, at the Company’s option, at (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.00% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 1.75%. This margin is determined based on the total leverage ratio for the preceding four fiscal quarter period. The Company is obligated to pay other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Obligations under the credit facility are guaranteed by one of the Company’s wholly-owned subsidiaries. As of December 31, 2013, no amounts were drawn under the credit facility.

Operating and Capital Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring between 2014 and 2031. In 2013, the Company entered into office space lease agreement and various lease amendments for additional office space for its headquarters through 2026 with a total remaining lease commitment of $253.9 million as of December 31, 2013. Under the terms of the lease, as amended, the Company is responsible for certain taxes, insurance, maintenance and management expenses.

In addition, the Company entered into lease amendments in 2013 for capacity expansion of existing data center facilities through 2022 and increased the total commitments to $334.5 million as of December 31, 2013.

A summary of gross and net lease commitments as of December 31, 2013 is as follows (in thousands):

	Operating Leases	Capital Leases
Years ending December 31,
2014	$67,970	$92,237
2015	90,175	73,205
2016	99,496	35,207
2017	99,699	10,447
2018	88,688	-
Due after 5 years	226,112	-
	$672,140	211,096
Less: Amounts representing interest		13,450
Total capital lease obligation		197,646
Less: Short-term portion		87,126
Long-term portion		$110,520

Rent expense under the Company’s operating leases, including co-location arrangements for the Company’s data centers, was $35.4 million, $19.4 million and $8.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company also had $18.1 million of non-cancelable contractual commitments as of December 31, 2013, primarily related to our bandwidth and other services arrangements. These commitments are generally due within one to two years.

Legal Proceedings

The Company is currently involved in, and may in the future be involved in, legal proceedings, claims and governmental investigations in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of December 31, 2013, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during years ended December 31, 2013, 2012 and 2011 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of December 31, 2013 and 2012.

Note 17. Segment Information and Operations by Geographic Area

The Company has a single operating segment and reporting unit structure. The Company’s chief operating decision-maker is the chief executive officer who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of allocating resources and evaluating financial performance.

Revenue

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue:
United States	$492,320	$263,917	$102,225
International	172,570	53,016	4,088
Total Revenue	$664,890	$316,933	$106,313

The United Kingdom accounted for $66.5 million or 10% of the total revenue for the year ended December 31, 2013. No individual country from the international markets contributed in excess of 10% of the total revenue for the years ended December 31, 2012 and 2011

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	As of December 31,
	2013	2012
Long-lived assets:
United States	$327,250	$183,319
International	5,412	2,255
Total long-lived assets	$332,662	$185,574

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 and is incorporated herein by reference.

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is posted on the investor relations page on our website which is located at http://investor.twitterinc.com. We will post any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website.

Item 11. EXECUTIVE COMPENSATION

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

			Charged/
	Balance at		Credited
	Beginning of	Charged to	to Other	Balance at
	Year	Expenses	Accounts	End of Year
	(In thousands)
Allowance for Deferred Tax Assets:
Year ended December 31, 2013	$42,175	$180,691	$5,012	$227,878
Year ended December 31, 2012	$24,895	$15,250	$2,030	$42,175
Year ended December 31, 2011	$36,254	$(11,878)	$519	$24,895

	Balance at
	Beginning of	Additions	Write-off/	Balance at
	Year	(Reductions)	Adjustments	End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$1,280	$1,557	$(817)	$2,020
Year ended December 31, 2012	$1,828	$1,844	$(2,392)	$1,280
Year ended December 31, 2011	$-	$1,828	$-	$1,828

All other financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in our Consolidated Financial Statements or Notes thereto.

3.	Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 6, 2014.

TWITTER, INC.

By:	/s/ Richard Costolo
Richard Costolo
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Richard Costolo and Mike Gupta, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and  resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard Costolo	Chief Executive Officer and Director	March 6, 2014
Richard Costolo	(Principal Executive Officer)

/s/ Mike Gupta	Chief Financial Officer	March 6, 2014
Mike Gupta	(Principal Financial Officer)

/s/ Luca Baratta	Vice President, Finance	March 6, 2014
Luca Baratta	(Principal Accounting Officer)

/s/ Jack Dorsey	Chairman and Director	March 6, 2014
Jack Dorsey

/s/ Peter Chernin	Director	March 6, 2014
Peter Chernin

/s/ Peter Currie	Director	March 6, 2014
Peter Currie

/s/ Peter Fenton	Director	March 6, 2014
Peter Fenton

/s/ David Rosenblatt	Director	March 6, 2014
David Rosenblatt

/s/ Marjorie Scardino	Director	March 6, 2014
Marjorie Scardino

/s/ Evan Williams	Director	March 6, 2014
Evan Williams

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization among the Registrant, Raptor Merger Inc., MoPub Inc. and Fortis Advisors LLC, as Stockholders’ Agent, dated as of September 9, 2013.	S-1	333-191552	2.1	October 3, 2013

3.1	Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-191552	4.1	October 22, 2013

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013.	S-1/A	333-191552	4.2	October 15, 2013

4.3	Warrant to purchase shares of Series C convertible preferred stock issued to Silicon Valley Bank, dated as of December 16, 2008.	S-1	333-191552	4.3	October 3, 2013

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-191552	10.1	October 3, 2013

10.2*	Twitter, Inc. 2013 Equity Incentive Plan and related form agreements.	S-1/A	333-191552	10.2	October 22, 2013

10.3*	Twitter, Inc. 2013 Employee Stock Purchase Plan and related form agreements.	S-8	333-192150	4.3	November 7, 2013

10.4*	Twitter, Inc. 2007 Equity Incentive Plan and related form agreements.	S-1	333-191552	10.4	October 3, 2013

10.5*	Twitter, Inc. 2011 Acquisition Option Plan.	S-1	333-191552	10.5	October 3, 2013

10.6*	Bluefin Labs, Inc. 2008 Stock Plan.	S-1	333-191552	10.6	October 3, 2013

10.7*	Crashlytics, Inc. 2011 Stock Plan.	S-1	333-191552	10.7	October 3, 2013

10.8*	Mixer Labs, Inc. 2008 Stock Plan.	S-1	333-191552	10.8	October 3, 2013

10.9*	MoPub Inc. 2010 Equity Incentive Plan.	S-1/A	333-191552	10.9	November 4, 2013

10.10*	Twitter, Inc. Executive Incentive Compensation Plan.	S-1	333-191552	10.9	October 3, 2013

10.11*	Twitter, Inc. Change of Control Severance Policy.	S-1	333-191552	10.10	October 3, 2013

10.12*	Twitter, Inc. 2013 Target Commission Plan.	S-1/A	333-191552	10.20	October 22, 2013

10.13*	Offer Letter between the Registrant and Richard Costolo, dated as of October 1, 2013.	S-1/A	333-191552	10.11	October 22, 2013

10.14*	Offer Letter between the Registrant and Ali Rowghani, dated as of October 1, 2013.	S-1/A	333-191552	10.12	October 22, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.15*	Offer Letter between the Registrant and Mike Gupta, dated as of October 1, 2013.	S-1/A	333-191552	10.13	October 22, 2013

10.16*	Offer Letter between the Registrant and Adam Bain, dated as of October 1, 2013.	S-1/A	333-191552	10.14	October 22, 2013

10.17*	Offer Letter between the Registrant and Christopher Fry, dated as of October 1, 2013.	S-1/A	333-191552	10.15	October 22, 2013

10.18*	Offer Letter between the Registrant and Vijaya Gadde, dated as of October 1, 2013.	S-1/A	333-191552	10.16	October 22, 2013

10.19*	Offer Letter between the Registrant and Peter Chernin, dated as of October 16, 2012.	S-1	333-191552	10.17	October 3, 2013

10.20	Form of Innovator’s Patent Agreement.	S-1	333-191552	10.19	October 3, 2013

10.21	Office Lease between the Registrant and Sri Nine Market Square LLC, dated as of April 20, 2011, as amended on May 16, 2011, September 30, 2011 and June 1, 2012.	S-1	333-191552	10.18	October 3, 2013

10.22	Revolving Credit Agreement among the Registrant, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, dated as of October 22, 2013.	S-1	333-191552	10.21	October 22, 2013

10.23*	Twitter, Inc. Outside Director Compensation Policy

21.1	List of subsidiaries of the Registrant.	S-1	333-191552	21.1	October 15, 2013

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates a management contract or compensatory plan or arrangement.

†    The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Twitter, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.