Form 10-Q
period 2014-03-31
TWITTER, INC.
filed 2014-05-08
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO   ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2014 was 589,938,826.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, as Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

The numbers of active users and timeline views presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. In 2013, we performed an internal review of a sample of accounts and estimated that false or spam accounts represented less than 5% of our MAUs. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users. For example, we made an improvement in our spam detection capabilities in the second quarter of 2013 and suspended a large number of accounts. Spam accounts that we have identified are not included in the active user numbers presented in this Quarterly Report on Form 10-Q. We treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Our metrics are also affected by applications that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the users associated with such applications as active users on the day or days such contact occurs. In the three months ended March 31, 2014, approximately twelve percent of all active users used applications that have the capability to automatically contact our servers for regular updates. This increased slightly from the prior period as a result of slightly higher user traffic from our third party clients. As such, the calculations of MAUs presented in this Quarterly Report on Form 10-Q may be affected as a result of automated activity.

In addition, our data regarding user geographic location for purposes of reporting the geographic location of our MAUs is based on the IP address associated with the account when a user initially registered the account on Twitter. The IP address may not always accurately reflect a user’s actual location at the time such user engaged with our platform.

We present and discuss timeline views in 2012, but we did not track all of the timeline views on our mobile applications during the three months ended March 31, 2012. We have included in this Quarterly Report on Form 10-Q estimates for actual timeline views in the three months ended March 31, 2012 for the mobile applications we did not track. In addition, we have estimated a small percentage of the timeline views in the three months ended September 30, 2013 to account for certain timeline views that were logged incorrectly during the quarter as a result of a product update. We believe these estimates to be reasonable, but actual numbers could differ from our estimates. Further, timeline views in 2012 exclude an immaterial number of timeline views for our mobile applications, certain of which were not fully tracked until June 2012.

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$960,755	$841,010
Short-term investments	1,215,840	1,393,044
Accounts receivable, net of allowance for doubtful accounts of $2,633 and $2,020 as of March 31, 2014 and December 31, 2013, respectively	237,860	247,328
Prepaid expenses and other current assets	90,925	93,297
Total current assets	2,505,380	2,574,679
Property and equipment, net	383,272	332,662
Intangible assets	71,451	77,627
Goodwill	363,477	363,477
Other assets	32,629	17,795
Total assets	$3,356,209	$3,366,240
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,714	$27,994
Accrued and other current liabilities	151,284	110,310
Capital leases, short-term	90,253	87,126
Total current liabilities	261,251	225,430
Capital leases, long-term	102,534	110,520
Deferred and other long-term tax liabilities, net	29,574	59,500
Other long-term liabilities	26,004	20,784
Total liabilities	419,363	416,234
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 589,298 and 569,922 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	4,064,127	3,944,952
Accumulated other comprehensive loss	(296)	(323)
Accumulated deficit	(1,126,988)	(994,626)
Total stockholders' equity	2,936,846	2,950,006
Total liabilities and stockholders' equity	$3,356,209	$3,366,240

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$250,492	$114,343
Costs and expenses
Cost of revenue	85,503	41,255
Research and development	149,391	47,574
Sales and marketing	106,235	32,439
General and administrative	38,734	16,982
Total costs and expenses	379,863	138,250
Loss from operations	(129,371)	(23,907)
Interest income (expense), net	(2,567)	(1,233)
Other income (expense), net	798	(1,529)
Loss before income taxes	(131,140)	(26,669)
Provision for income taxes	1,222	357
Net loss	$(132,362)	$(27,026)
Net loss per share attributable to common stockholders:
Basic	$(0.23)	$(0.21)
Diluted	$(0.23)	$(0.21)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	570,205	127,456
Diluted	570,205	127,456

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(132,362)	$(27,026)
Other comprehensive income (loss):
Unrealized loss on investments in available-for-sale securities, net of tax	(31)	(13)
Foreign currency translation adjustment	58	(91)
Net change in accumulated other comprehensive loss	27	(104)
Comprehensive loss	$(132,335)	$(27,130)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(132,362)	$(27,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,951	22,730
Stock-based compensation expense	126,369	12,922
Provision for bad debt	778	226
Deferred income tax benefit	10	(436)
Non-cash acquisition-related costs	—	566
Amortization of investment premium and other	2,255	1,649
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	8,861	(972)
Prepaid expenses and other assets	(30,415)	(3,724)
Accounts payable	(303)	(4,420)
Accrued and other liabilities	27,539	1,100
Net cash provided by operating activities	42,683	2,615
Cash flows from investing activities
Purchases of property and equipment, net of proceeds from sales	(49,620)	(11,622)
Purchases of marketable securities	(470,750)	(140,768)
Proceeds from maturities of marketable securities	477,333	70,191
Proceeds from sales of marketable securities	168,138	6,000
Restricted cash	(12,138)	(1,125)
Business combinations, net of cash acquired	—	178
Net cash provided by (used in) investing activities	112,963	(77,146)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(15,140)	—
Repayments of capital lease obligations	(21,521)	(14,658)
Proceeds from exercise of stock options and sales of restricted stock to employees at fair value, net of repurchase	1,350	4,739
Payments of offering costs	(1,162)	-
Net cash used in financing activities	(36,473)	(9,919)
Net increase (decrease) in cash and cash equivalents	119,173	(84,450)
Foreign exchange effect on cash and cash equivalents	572	(630)
Cash and cash equivalents at beginning of period	841,010	203,328
Cash and cash equivalents at end of period	$960,755	$118,248
Supplemental disclosures of non-cash investing and financing activities
Common and convertible preferred stock issued in connection with acquisitions	$—	$105,467
Equipment purchases under capital leases	$16,957	$29,986
Changes in accrued equipment purchases	$11,051	$3,889

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.

Recent Accounting Pronouncements

In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted this guidance prospectively for unrecognized tax benefits as of January 1, 2014. The adoption of this guidance resulted in a $15.8 million decrease in net deferred tax assets and the related liability for unrecognized tax benefits.

Note 2. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31,	December 31,
	2014	2013

Cash and cash equivalents:
Cash	$223,173	$164,135
Money market funds	372,341	229,529
U.S. government and agency securities including treasury bills	220,252	251,593
Corporate notes and commercial paper	144,989	195,753
Total cash and cash equivalents	$960,755	$841,010
Short-term investments:
U.S. government and agency securities including treasury bills	$591,668	$785,536
Corporate notes, certificates of deposit and commercial paper	624,172	607,508
Total short-term investments	$1,215,840	$1,393,044

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	March 31, 2014
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
US Government and agency securities including treasury bills	$591,631	$47	$(10)	$591,668
Corporate notes, certificates of deposit and commercial paper	624,323	19	(170)	624,172
Total available-for-sale securities classified as short-term investments	$1,215,954	$66	$(180)	$1,215,840

	December 31, 2013
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
US Government and agency securities including treasury bills	$785,535	$22	$(21)	$785,536
Corporate notes, certificates of deposit and commercial paper	607,590	11	(93)	607,508
Total available-for-sale securities classified as short-term investments	$1,393,125	$33	$(114)	$1,393,044

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

The following tables show all short-term investments in an unrealized loss position for which other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2014
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
US Government and agency securities including treasury bills	$166,119	$(10)	$—	$—	$166,119	$(10)
Corporate notes, certificates of deposit and commercial paper	205,690	(170)	—	—	205,690	(170)
Total short-term investments in an unrealized loss position	$371,809	$(180)	$—	$—	$371,809	$(180)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
US Government and agency securities including treasury bills	$230,478	$(21)	$—	$—	$230,478	$(21)
Corporate notes, certificates of deposit and commercial paper	171,894	(93)	—	—	171,894	(93)
Total short-term investments in an unrealized loss position	$402,372	$(114)	$—	$—	$402,372	$(114)

Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above as the Company believes that the decrease in fair value of these securities is temporary and expects to recover up to (or beyond) the initial cost of investment for these securities.

Note 3. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 based on the three-tier fair value hierarchy (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$372,341	$—	$—	$372,341
Treasury bills	215,246	—	—	215,246
Commercial paper	—	142,486	—	142,486
U.S. government securities	—	5,006	—	5,006
Corporate notes	—	2,503	—	2,503
Short-term investments:
Treasury bills	100,047	—	—	100,047
Agency securities	—	2,000	—	2,000
Commercial paper	—	271,115	—	271,115
Corporate notes	—	277,120	—	277,120
U.S. government securities	—	489,621	—	489,621
Certificates of deposit	—	75,937	—	75,937
Total	$687,634	$1,265,788	$—	$1,953,422

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$229,529	$—	$—	$229,529
Treasury bills	244,048	—	—	244,048
Commercial paper	—	194,742	—	194,742
U.S. government securities	—	7,545	—	7,545
Corporate notes	—	1,011	—	1,011
Short-term investments:
Treasury bills	265,878	—	—	265,878
Agency securities	—	18,286	—	18,286
Commercial paper	—	272,617	—	272,617
Corporate notes	—	255,546	—	255,546
U.S. government securities	—	501,372	—	501,372
Certificates of deposit	—	79,345	—	79,345
Total	$739,455	$1,330,464	$—	$2,069,919

Note 4. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	March 31,	December 31,
	2014	2013
Property and equipment, net
Equipment	$410,549	$367,949
Furniture and leasehold improvements	67,418	54,965
Capitalized software	56,512	47,290
Construction in progress	48,786	29,523
Total	583,265	499,727
Less: Accumulated depreciation and amortization	(199,993)	(167,065)
Property and equipment, net	$383,272	$332,662

Note 5. Goodwill and Other Intangible Assets

The goodwill balance was $363.5 million as of March 31, 2014 and December 31, 2013. For each of the period presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of other intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net
	Value	Amortization	Carrying Value
March 31, 2014:
Patents and developed technologies	$100,553	$(49,581)	$50,972
Publisher and advertiser relationships	21,100	(3,006)	18,094
Assembled workforce	1,960	(440)	1,520
Other intangible assets	1,100	(235)	865
Total	$124,713	$(53,262)	$71,451
December 31, 2013:
Patents and developed technologies	$100,553	$(45,440)	$55,113
Publisher and advertiser relationships	21,100	(1,248)	19,852
Assembled workforce	1,960	(300)	1,660
Other intangible assets	1,100	(98)	1,002
Total	$124,713	$(47,086)	$77,627

Amortization expense associated with other intangible assets for the three months ended March 31, 2014 and 2013 was $6.2 million and $3.9 million, respectively.

Estimated future amortization expense as of March 31, 2014 is as follows (in thousands):

Remainder of 2014	$15,095
2015	16,726
2016	13,421
2017	3,264
2018	3,264
Thereafter	19,681
Total	$71,451

Note 6. Other Balance Sheet Components

Prepaid and other current assets

The following table presents the detail of prepaid and other current assets for the periods presented (in thousands):

	March 31,	December 31,
	2014	2013
Deferred income taxes, net	$31,382	$62,122
Prepaid and other	59,543	31,175
Total	$90,925	$93,297

Accrued and other current liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	March 31,	December 31,
	2014	2013
Accrued compensation	$50,829	$29,882
Accrued equipment and maintenance	19,468	2,890
Deferred revenue	15,405	14,479
Accrued publisher payments	13,547	15,370
Accrued professional services	10,313	7,089
Accrued tax liabilities	10,073	9,515
Accrued equipment purchases under capital lease	711	2,807
Accrued other	30,938	28,278
Total	$151,284	$110,310

Note 7. Net Loss per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. Prior to their conversion to common stock, the Company also considered all series of the Company’s redeemable convertible preferred stock and convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend was paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three months ended March 31, 2014 and 2013 were not allocated to these participating securities.

Basic net loss per share is computed by dividing total net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the three months ended March 31, 2014 and 2013, the Company’s potential common stock instruments such as stock options, RSUs, ESPP, shares subject to repurchases and the warrant were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Three Months Ended March 31,
	2014	2013
Net loss	$(132,362)	$(27,026)
Basic shares:
Weighted-average common shares outstanding	579,128	132,957
Weighted-average unvested restricted stock subject to repurchase	(8,923)	(5,501)
Weighted-average shares used to compute basic net loss per share	570,205	127,456
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	570,205	127,456
Net loss per share attributable to common stockholders:
Basic	$(0.23)	$(0.21)
Diluted	$(0.23)	$(0.21)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	39,796	45,465
RSUs	83,232	11,038
Employee stock purchase plans	1,868	—
Shares subject to repurchase	7,898	7,486
Warrant	117	117

Note 8. Common Stock and Stockholders’ Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of March 31, 2014, no dividends have been declared.

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

The activities for the restricted common stock issued to employees for the three month ended March 31, 2014 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2013	6,866	$17.60
Granted	—	$—
Vested	(1,498)	$16.92
Canceled	—	$—
Unvested restricted common stock at March 31, 2014	5,368	$17.79

During the three months ended March 31, 2014 and 2013, the Company recorded $11.1 million and $5.2 million, respectively, of compensation expense related to restricted common stock issued to employees. As of March 31, 2014, there was $73.4 million of unamortized stock-based compensation expense related to restricted common stock issued which is expected to be recognized over a weighted-average period of 2.19 years.

Equity Incentive Plans

As of March 31, 2014 the total number of RSUs outstanding under the 2013 Equity Incentive Plan was 13.7 million shares, and 85.2 million shares were available for future issuance. There were 110.0 million shares of options and RSUs outstanding under the 2007 Equity Incentive Plan as of March 31, 2014. No additional shares will be issued under the 2007 Equity Incentive Plan.

Under the 2007 Equity Incentive Plan, RSUs granted to (i) international employees; and (ii) domestic employees prior to February 2013 (“Pre-2013 RSUs”) vest upon the satisfaction of both a service condition and a performance condition. The service condition for these awards is generally satisfied over four years. The performance condition was satisfied in February 2014 pursuant to the terms of the Company’s equity plan. An aggregate of 17.1 million shares of common stock were issued as a result of vesting and settlement of the Pre-2013 RSUs during the three months ended March 31, 2014.  During the same period, the Company's employees who are not executive officers were allowed to sell a portion of vested and settled Pre-2013 RSUs in the public market to satisfy the income tax obligations related to the vesting and settlement of such awards.  The proceeds from selling the shares required to satisfy the employees' minimum statutory obligation were withheld and remitted to the appropriate tax authorities.  In addition, the Company undertook a net settlement of vested Pre-2013 RSUs held by the executive officers upon satisfaction of the performance condition in February 2014 and withheld shares and remitted income tax on behalf of the applicable executive officers of $15.1 million in cash at the applicable minimum statutory rates.  These shares withheld by the Company as a result of the net settlement of Pre-2013 RSUs are no longer considered issued and outstanding.

RSUs granted to domestic employees starting in February 2013 (“Post-2013 RSUs”) are not subject to a performance condition in order to vest. The majority of Post-2013 RSUs vest over a service period of four years. Under the terms of the 2007 and 2013 Equity Incentive Plan, the shares underlying Post-2013 RSUs that satisfy the service condition are to be delivered to holders no later than the fifteenth day of the third month following the end of the calendar year the service condition is satisfied, or if later, the end of the Company’s tax year, but no earlier than May 15, 2014.

Employee Stock Purchase Plan

As of March 31, 2014, no purchase has been made and 17.7 million shares were available for future issuance under the ESPP. During the three months ended March 31, 2014, the Company recorded $6.2 million of stock-based compensation expense related to the ESPP.

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2014 is as follows (in thousands, except years and per share data):

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding at December 31, 2013	42,246	$1.89	6.47	$2,609,295
Options granted	—	$—
Options exercised	(2,282)	$0.59
Options canceled	(168)	$6.70
Outstanding at March 31, 2014	39,796	$1.94	6.21	$1,780,127
Vested and expected to vest at March 31, 2014 (1)	39,123	$1.89	6.19	$1,752,077
Exercisable at March 31, 2014	32,649	$1.27	5.95	$1,482,359

(1)	The expected to vest options are the result of applying pre-vesting forfeiture rate assumptions to unvested options outstanding.

The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.

The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 were $133.9 million and $57.3 million, respectively. The total fair value of stock options vested during the three months ended March 31, 2014 and 2013 were $3.5 million and $3.9 million, respectively.

RSU Activity

The following table summarizes the activity related to the Company’s Pre- and Post-2013 RSUs for the three months ended March 31, 2014. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2013	79,876	$19.54
Granted	8,779	$53.84
Vested	(4,434)	$16.43
Canceled	(989)	$16.46
Unvested and outstanding at March 31, 2014	83,232	$23.36
Vested and outstanding at March 31, 2014	2,921	$16.97

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employee and non-employee stock options, RSUs, ESPP and restricted common stock and Class A junior preferred stock in the three months ended March 31, 2014 and 2013 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Employee	$125,969	$12,127
Non-employee	400	795
Total	$126,369	$12,922

The compensation expense is allocated based on the cost center the award holder belongs to. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$9,831	$484
Research and development	78,318	8,425
Sales and marketing	27,801	2,065
General and administrative	10,419	1,948
Total	$126,369	$12,922

The Company capitalized $6.7 million and $1.4 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended March 31, 2014 and 2013, respectively.

The weighted-average grant-date fair value of stock options granted to employees in the three month ended March 31, 2013 was $11.13 per share. The Company did not grant additional options to employees during the three month ended March 31, 2014. The fair value of stock options granted to employees was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2013
Expected dividend yield	N/A	—
Risk-free interest rate	N/A	1.07%
Expected volatility	N/A	53.77%
Expected term (in years)	N/A	5.63

As of March 31, 2014, there was $28.9 million of unamortized stock-based compensation expense related to unvested stock options granted to employees and non-employee service providers which is expected to be recognized over a weighted-average period of 1.93 years. The unamortized stock-based compensation expense related to Pre- and Post-2013 RSUs of $126.9 million and $1.2 billion, respectively, as of March 31, 2014 is expected to be recognized over a weighted-average period of 2.45 years and 3.20 years, respectively. $22.5 million of unamortized stock-based compensation expense related to ESPP is expected to be recognized over a period of 0.63 years.

Note 9. Income Taxes

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-US activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under an income tax examination in California for tax years 2010 and 2011. The Company believes that adequate amounts have been reserved in these jurisdictions. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company recorded income tax expense of $1.2 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. The tax provision increased in the three months ended March 31, 2014 compared to the same period last year, primarily due to increased foreign tax expense and state income taxes.  As of March 31, 2014, based on the available objective evidence, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three months ended March 31, 2014 will not be realized by the end of the 2014 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the first quarter ended March 31, 2014. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences.

During the three months ended March 31, 2014, the amount of gross unrecognized tax benefits increased by $18.3 million. As of March 31, 2014, the Company has $61.4 million of unrecognized tax benefits which are subject to full valuation allowance and, if recognized, will not affect the annual effective tax rate.

As a result of employee RSUs vesting in the quarter ended March 31, 2014, the Company’s federal and state net operating loss carryforwards increased by approximately $916.4 million and $241.3 million, respectively.  The portion of the increased net operating loss carryforwards related to excess federal and state tax benefits from the RSUs is approximately $677.5 million and $178.4 million, respectively, the benefit of which will be credited to additional paid-in capital when realized.

Note 10. Commitments and Contingencies

Credit Facility

The Company entered into a revolving credit agreement with certain lenders in 2013, which provided for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. Loans under the credit facility bear interest, at the Company’s option, at (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.00% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 1.75%. This margin is determined based on the total leverage ratio for the preceding four fiscal quarter period. The Company is obligated to pay other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Obligations under the credit facility are guaranteed by one of the Company’s wholly-owned subsidiaries. As of March 31, 2014, no amounts were drawn under the credit facility.

Operating and Capital Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring between 2014 and 2031.

A summary of gross and net lease commitments as of March 31, 2014 is as follows (in thousands):

	Operating	Capital
	Leases	Leases
Remainder of 2014	$55,958	$72,904
2015	98,691	78,520
2016	109,604	40,570
2017	109,972	12,666
2018	104,676	235
Thereafter	268,266	—
	$747,167	204,895
Less: Amounts representing interest		12,108
Total capital lease obligation		192,787
Less: Short-term portion		90,253
Long-term portion		$102,534

Legal Proceedings

The Company is currently involved in, and may in the future be involved in, legal proceedings, claims and governmental investigations in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of March 31, 2014 and December 31, 2013, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during three months ended March 31, 2014 and 2013 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of March 31, 2014 and December 31, 2013.

Note 11. Operations by Geographic Area

Revenue

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
United States	$180,039	$89,416
International	70,453	24,927
Total revenue	$250,492	$114,343

No individual country from the international markets contributed in excess of 10% of the total revenue for the three months ended March 31, 2014 and March 31, 2013.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2014	2013
Long-lived assets:
United States	$376,271	$327,250
International	7,001	5,412
Total long-lived assets	$383,272	$332,662

Note 12. Subsequent Events

From April 1, 2014 to May 8, 2014, the Company completed acquisitions of four privately held companies.  Under the terms of these acquisitions, the Company agreed to issue a total of 1.6 million shares of the Company's common stock and pay approximately $144.2 million in cash.  In addition, outstanding stock options held by the acquired companies' employees, who will continue to provide services to the Company, were converted into the right to receive an aggregate of 0.5 million shares of the Company's stock options.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

We have already achieved significant global scale, and we continue to grow. We have 255 million MAUs spanning nearly every country as of the three months ended March 31, 2014. Our users include millions of people from around the world, as well as influential individuals and organizations.

The value we create for our users is enhanced by our platform partners and advertisers. Millions of platform partners, which include publishers, media outlets and developers, have integrated with Twitter, adding value to our user experience by contributing content to our platform, broadly distributing content from our platform across their properties and using Twitter content and tools to enhance their websites and applications. In addition, advertisers use our Promoted Products to promote their brands, products and services, amplify their visibility and reach, and complement and extend the conversation around their advertising campaigns. Although we do not generate revenue directly from users or platform partners, we benefit from network effects where more activity on Twitter results in the creation and distribution of more content, which attracts more users, platform partners and advertisers.

Our revenue for the three months ended March 31, 2014 was $250.5 million, which represents a 119% increase compared to the same period last year. We generate the substantial majority of our revenue from the sale of advertising services, with the balance coming from data licensing arrangements and our mobile advertising exchange services. We generate nearly all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. The substantial majority of our advertising revenue is generated on a pay-for-performance basis, which means advertisers are only charged when a user engages with their ad, creating an attractive value proposition for our advertisers.

Mobile has become the primary driver of our business and we have been able to generate significant revenue through our mobile applications. Approximately 80% of our advertising revenue was generated from mobile devices in the three months ended March 31, 2014.

We measure the monetization of our platform through advertising revenue per timeline view. Our advertising revenue has increased sequentially in each of the eight quarters ended March 31, 2014, driven by sequential increases in paid user engagements with our pay-for-performance Promoted Products, or ad engagements, over those same periods, partially offset by sequential decreases in average cost per ad engagement during the same periods.  The increases in ad engagements over these periods were primarily due to increases in MAUs, user engagement levels, as measured by timeline views per MAU, and advertiser demand, while the decreases in cost per ad engagement over these periods were primarily driven by higher ad engagements as a result of continuous improvements made to our ad products and our prediction and targeting capabilities. As we continue to optimize for advertiser value and the overall user experience, the cost per ad engagement may continue to decline over time. In the event that cost per ad engagement continues to decline, and we are unable to continue to offset the impact of such decreases on advertising revenue by increasing the number of ad engagements, our advertising revenue would decline.

A significant portion of our advertising revenue is delivered from advertisers outside of the United States.  Our international revenue was $70.5 million and $24.9 million in the three months ended March 31, 2014 and 2013, respectively, representing 28% and 22% of our total revenue for those periods, respectively. In the first quarter of fiscal 2014, we had 198 million MAUs outside of the United States, an increase of 27% from the same period in 2013, compared to 57 million MAUs in the United States, an increase of 19% from the same period in 2013. However, our advertising revenue per timeline view in the United States is substantially higher than our advertising revenue per timeline view in the rest of the world. For example, during the three months ended March 31, 2014, our advertising revenue per timeline view in the United States was $3.47 and our advertising revenue per timeline view in the rest of the world was $0.61. We expect this disparity to continue for the foreseeable future. Accordingly, to the extent the number of international users and engagement by international users grow faster than U.S. users and engagement by U.S. users, total advertising revenue per timeline view may be adversely impacted even if total advertising revenue continues to increase.

Additionally, our quarterly results reflect seasonality in advertising spending, with higher sequential advertising revenue growth from the third quarter to the fourth quarter compared to sequential advertising revenue growth from the fourth quarter to the subsequent first quarter. For example, our advertising revenue increased 45% and 43% between the third and fourth quarters of 2012 and 2013, respectively, while advertising revenue for the first quarter of 2013 and 2014 increased 1% and 3% compared to the fourth quarter of 2012 and 2013, respectively. In addition, advertising revenue per timeline view increased 31% and 54% between the third and fourth quarter of 2012 and 2013, respectively, while advertising revenue per timeline view decreased 13% and 3% between the fourth quarter of 2012 and the first quarter of 2013 and between the fourth quarter of 2013 and the first quarter of 2014, respectively. The rapid growth in our business may have partially masked seasonality to date and the seasonal impacts may be more pronounced in the future.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. In the discussion of our results of operations we compare average MAUs for the last three months of each period discussed in such comparison. MAUs are a measure of the size of our active user base. In the three months ended March 31, 2014, we had 255 million average MAUs, which represents an increase of 25% from the three months ended March 31, 2013. The growth in average MAUs was partially due to product enhancements and seasonality.  In the three months ended March 31, 2014, we had 57 million average MAUs in the United States and 198 million average MAUs in the rest of the world, which represent increases of 19% and 27%, respectively, from the three months ended March 31, 2013. For additional information on how we calculate the number of timeline views and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monthly Active Users: Worldwide

(quarterly average in millions)

300
250
200
150
100
50
138
151
167
185
204
218
232
241
255
Mar 31 2012
Jun 30 2012
Sep 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sep 30 2013
Dec 31 2013
Mar 31 2014

Monthly Active Users: United States

(quarterly average in millions)

60
50
40
30
20
10
34
37
40
45
48
49
53
54
57
Mar 31 2012
Jun 30 2012
Sep 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sep 30 2013
Dec 31 2013
Mar 31 2014

Monthly Active Users: International

(quarterly average in millions)

250
200
150
100
50
104
114
127
140
156
169
179
187
198
Mar 31 2012
Jun 30 2012
Sep 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sep 30 2013
Dec 31 2013
Mar 31 2014

Timeline Views, Timeline Views Per MAU and Advertising Revenue Per Timeline View. We define timeline views as the total number of timelines requested when registered users visit Twitter, refresh a home timeline or view search results while logged in on our website, mobile website or desktop or mobile applications (excluding our TweetDeck and Mac clients, as we do not fully track this data). We believe that each of timeline views and timeline views per MAU are one way to measure user engagement. Timeline views per MAU are calculated by dividing the total timeline views for the period by the average MAUs for the last three months of such period. In the three months ended March 31, 2014, we had 156.7 billion timeline views, which represents an increase of 15% from the three months ended March 31, 2013. The growth in timeline views was partially due to product enhancements and seasonality.  In the three months ended March 31, 2014, we had 45.8 billion timeline views in the United States, which represents an increase of 16% from the three months ended March 31, 2013. In the three months ended March 31, 2014, we had 110.9 billion timeline views in the rest of the world, which represents an increase of 15% from the three months ended March 31, 2013. In the three months ended March 31, 2014, we had 614 timeline views per MAU, which represents a decrease of 8% from the three months ended March 31, 2013. In the three months ended March 31, 2014, we had 804 timeline views per MAU in the United States and 560 timeline views per MAU in the rest of the world, which represent decreases of 3% and 10% from the three months ended March 31, 2013, respectively. For additional information on how we calculate the number of timeline views and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

We define advertising revenue per timeline view as advertising revenue per 1,000 timeline views during the applicable period. We believe that advertising revenue per timeline view is a measure of our ability to monetize our platform. In the three months ended March 31, 2014, our advertising revenue per timeline view was $1.44, which represents a 96% increase from the three months ended March 31, 2013. In the three months ended March 31, 2014, our advertising revenue per timeline view in the United States was $3.47 and our advertising revenue per timeline view in the rest of the world was $0.61, which represent increases of 78% and 152%, respectively, from the three months ended March 31, 2013. We record advertising revenue based on the billing location of our advertisers, rather than the location of our users.

Timeline Views: Worldwide
(quarterly in millions)

175,000
140,000
105,000
70,000
35,000
71,019
89,451
106,067
117,485
136,329
150,899
158,758
147,783
156,713

	Mar 31 2012	Jun 30 2012	Sep 30 2012	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013	Mar 31 2014
Ad Rev Per 1K Timeline Views	$0.63	$0.64	$0.65	$0.85	$0.74	$0.80	$0.97	$1.49	$1.44
Timeline Views Per MAU	516	591	635	635	668	691	685	613	614

Timeline Views: United States
(quarterly in millions)

50,000
40,000
30,000
20,000
10,000
23,070
27,925
32,554
35,914
39,541
40,614
43,169
40,924
45,805
Mar 31 2012
Jun 30 2012
Sep 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sep 30 2013
Dec 31 2013
Mar 31 2014

	Mar 31 2012	Jun 30 2012	Sep 30 2012	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013	Mar 31 2014
Ad Rev Per 1K Timeline Views	$1.70	$1.72	$1.72	$2.20	$1.95	$2.17	$2.58	$3.80	$3.47
Timeline Views Per MAU	677	763	804	803	828	825	819	756	804

Timeline Views: International
(quarterly in millions)

125,000
100,000
75,000
50,000
25,000
47,949
61,526
73,513
81,571
96,788
110,285
115,589
106,859
110,908

	Mar 31 2012	Jun 30 2012	Sep 30 2012	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013	Mar 31 2014
Ad Rev Per 1K Timeline Views	$0.11	$0.14	$0.17	$0.25	$0.24	$0.30	$0.36	$0.60	$0.61
Timeline Views Per MAU	463	536	580	582	619	652	646	572	560

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses and provision for income taxes.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(132,362)	$(27,026)
Stock-based compensation expense	126,369	12,922
Depreciation and amortization expense	39,951	22,730
Interest and other expense, net	1,769	2,762
Provision for income taxes	1,222	357
Adjusted EBITDA	$36,949	$11,745

Non-GAAP Net Loss

We define non-GAAP net loss as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets and the income tax effects related to acquisitions.

The following table presents a reconciliation of net loss to non-GAAP net loss for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss)
Net loss	$(132,362)	$(27,026)
Stock-based compensation expense	126,369	12,922
Amortization of acquired intangible assets	6,176	3,876
Income tax effects related to acquisitions	—	(296)
Non-GAAP net income (loss)	$183	$(10,524)

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

We plan to continue to expand our business both domestically and internationally, and expect to increase the size of our general and administrative function to help grow our business. We expect that we will incur additional general and administrative expenses as a result of being a newly-public company. We expect that general and administrative expenses will increase in dollar amount for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

Provision for Income Taxes

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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenue
Advertising services	$226,051	$100,460
Data licensing and other	24,441	13,883
Total Revenue	$250,492	$114,343
Costs and expenses (1)
Cost of revenue	85,503	41,255
Research and development	149,391	47,574
Sales and marketing	106,235	32,439
General and administrative	38,734	16,982
Total costs and expenses	379,863	138,250
Loss from operations	(129,371)	(23,907)
Interest income (expense), net	(2,567)	(1,233)
Other income (expense), net	798	(1,529)
Loss before income taxes	(131,140)	(26,669)
Provision for income taxes	1,222	357
Net loss	$(132,362)	$(27,026)

(1) Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$9,831	$484
Research and development	78,318	8,425
Sales and marketing	27,801	2,065
General and administrative	10,419	1,948
Total	$126,369	$12,922

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2014	2013
Revenue
Advertising services	90%	88%
Data licensing and other	10	12
Total Revenue	100	100
Costs and expenses
Cost of revenue	34	36
Research and development	60	42
Sales and marketing	42	28
General and administrative	15	15
Total costs and expenses	152	121
Loss from operations	(52)	(21)
Interest income (expense), net	(1)	(1)
Other income (expense), net	0	(1)
Loss before income taxes	(52)	(23)
Provision for income taxes	0	0
Net loss	(53)%	(24)%

Three Months Ended March 31, 2014 and 2013

Revenue

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Advertising services	$226,051	$100,460	125%
Data licensing and other	24,441	13,883	76%
Total revenue	$250,492	$114,343	119%

Revenue in the three months ended March 31, 2014 increased by $136.1 million compared to the three months ended March 31, 2013.

In the three months ended March 31, 2014, advertising revenue increased by 125% compared to the three months ended March 31, 2013. The increase was primarily attributable to a 15% increase in timeline views in the three months ended March 31, 2014 compared to the same period in 2013, as well as an increase in demand from advertisers that drove an increase in advertising revenue per timeline view of 96% in the three months ended March 31, 2014 compared to the same period in 2013. The increase in timeline views was driven by a 25% increase in average MAUs partially offset by an 8% decrease in the user engagement levels of MAUs, as measured by timeline views per MAU, in the three months ended March 31, 2014 compared to the same period in 2013. The increase in advertising revenue per timeline view was primarily driven by a 591% increase in ad engagements per timeline view, partially offset by a 72% decrease in average cost per ad engagement in the three months ended March 31, 2014 compared to the same period in 2013. The increase in ad engagements per timeline view, combined with the increase in timeline views, resulted in a 694% increase in the number of ad engagements in the three months ended March 31, 2014 compared to the same period in 2013. Advertising revenue also benefited from sales of our Promoted Products on our mobile applications as well as from an increase in international revenue.

In the three months ended March 31, 2014, data licensing and other revenue increased by 76% compared to the three months ended March 31, 2013. A substantial majority of the increase was attributable to mobile advertising exchange services.

Cost of Revenue

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Cost of revenue	$85,503	$41,255	107%
Cost of revenue as a percentage of revenue	34%	36%

In the three months ended March 31, 2014, cost of revenue increased by $44.2 million compared to the three months ended March 31, 2013. The increase was primarily attributable to a $14.5 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, a $13.3 million increase in data center costs, networking and hosting related to our co-located facilities, a $13.2 million increase in depreciation expense related to capital leases for additional server and networking equipment, and a $3.2 million increase in allocated facilities and other supporting overhead costs due to the continued expansion of our real estate footprint and increase in support functions.

Research and Development

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Research and development	$149,391	$47,574	214%
Research and development as a percentage of revenue	60%	42%

In the three months ended March 31, 2014, research and development expenses increased by $101.8 million compared to the three months ended March 31, 2013. The increase was primarily attributable to a $99.5 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, and a $9.8 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions. These increases were partially offset by a $7.5 million increase in the capitalization of costs associated with developing software for internal use.

Sales and Marketing

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Sales and marketing	$106,235	$32,439	227%
Sales and marketing as a percentage of revenue	42%	28%

In the three months ended March 31, 2014, sales and marketing expenses increased by $73.8 million compared to the three months ended March 31, 2013. The increase was primarily attributable to a $52.3 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, a $10.7 million increase in marketing and sales-related expenses and a $10.8 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions.

General and Administrative

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
General and administrative	$38,734	$16,982	128%
General and administrative as a percentage of revenue	15%	15%

In the three months ended March 31, 2014, general and administrative expense increased by $21.8 million compared to the three months ended March 31, 2013. The increase was primarily attributable to a $17.8 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense and a $4.0 million increase in unallocated facilities and supporting costs due to the continued expansion of our real estate footprint and increase in support functions.

Provision for Income Taxes

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Provision for income taxes	$1,222	$357

Income tax expense in the three months ended March 31, 2014 increased by $0.9 million compared to the three months ended March 31, 2013. The increase was primarily due to increased foreign and state income tax expenses.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(132,362)	$(27,026)
Net cash provided by operating activities	42,683	2,615
Net cash provided by (used in) investing activities	112,963	(77,146)
Net cash used in financing activities	(36,473)	(9,919)

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities comprise our investments in short-term and long-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. As of March 31, 2014, we had $2.18 billion of cash, cash equivalents and marketable securities, of which $82.9 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $1.0 billion. We believe that our existing cash and cash equivalents balance, and our credit facility, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our Pre-2013 RSUs vest upon the satisfaction of both a service condition and a performance condition. The service condition for the majority of the Pre-2013 RSUs is satisfied over a period of four years. The performance condition in connection with our Pre-2013 RSUs was satisfied in February 2014 pursuant to the terms of our 2007 Equity Incentive Plan. We have elected to allow our employees who are not executive officers to sell shares of our common stock received upon the vesting and settlement of the Pre-2013 RSUs in February 2014 in the public market in order to satisfy their income tax obligations related to the vesting and settlement of such awards. In addition, we undertook a net settlement of vested Pre-2013 RSUs held by our executive officers upon satisfaction of the performance condition for the Pre-2013 RSUs in February 2014 and withheld shares and remitted income tax on behalf of the applicable executive officers of $15.1 million in cash at the applicable minimum statutory rates. We may net settle RSUs in the future and use cash to pay employees’ tax withholding obligations in connection with such settlements.

Credit Facility

In October 2013, we entered into a revolving credit agreement with certain lenders which provides for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. Loans under the credit facility bear interest, at our option, at (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.00% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 1.75%. This margin is determined based on our total leverage ratio for the preceding four fiscal quarter period. We are also obligated to pay other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Our obligations under the credit facility are guaranteed by one of our wholly-owned subsidiaries. As of March 31, 2014, no amounts were drawn under the credit facility.

Operating Activities

Cash provided by operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, deferred income taxes and non-cash expense related to acquisitions, as well as the effect of changes in working capital and other activities. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenue, increases in operating expenses and costs related to acquisitions. For additional discussion, see “Part II—Other Information, Item 1A. Risk Factors.”

Cash provided by operating activities in the three months ended March 31, 2014 was $42.7 million, an increase in cash inflow of $40.1 million compared to the three months ended March 31, 2013. Cash provided by operating activities was driven by a net loss of $132.4 million, as adjusted for the exclusion of non-cash expenses totaling $169.4 million, of which $126.4 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflow of $5.7 million.

Cash provided by operating activities in the three months ended March 31, 2013 was $2.6 million. Cash provided by operating activities was driven by a net loss of $27.0 million, as adjusted for the exclusion of non-cash expenses totaling $37.7 million and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $8.1 million.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities and acquisitions of businesses and purchases of intangible assets.

Cash provided by investing activities in the three months ended March 31, 2014 was $113.0 million, an increase in cash inflow of $190.1 million compared to the three months ended March 31, 2013. The increase in cash inflow was primarily due to the increase in sales and maturities of marketable securities of $569.3 million, partially offset by increased purchases of marketable securities of $330.0 million and property and equipment of $38.0 million.

We anticipate making capital expenditures in 2014 of approximately $330 million to $390 million, a portion of which we will finance through capital leases, as we continue to expand our co-located data centers and our office facilities.

Financing Activities

Our primary financing activities consisted of issuance of securities (including in the past, private sales of convertible preferred stock), capital lease financing and stock option exercises by employees and other service providers.

Cash used in financing activities in the three months ended March 31, 2014 was $36.5 million, an increase in cash outflow of $26.6 million compared to the three months ended March 31, 2013. The increase in cash outflow was due tax payments related to net share settlement of equity awards, an increase in repayments of capital lease obligations and a decrease in proceeds from option exercises.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2014.

Contractual Obligations

Our principal commitments consist of obligations under capital and operating leases for equipment, office space and co-located data center facilities. The following table summarizes our commitments to settle contractual obligations in cash as of March 31, 2014.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Operating lease obligations	$747,167	$55,958	$208,295	$214,648	$268,266
Capital lease obligations	204,895	72,904	119,090	12,901	-
Total contractual obligations	$952,062	$128,862	$327,385	$227,549	$268,266

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 for a more complete discussion of our critical accounting policies and estimates.

Stock-Based Compensation

Stock-based compensation expense for employees is recorded net of estimated forfeiture on a straight-line basis over the requisite service period. Stock options granted have a contractual term of ten years and generally vest over four years. Stock-based compensation expense for other service providers is remeasured at each reporting period as services are performed.

Our stock-based compensation expense for RSUs is estimated at the grant date based on the fair value of our common stock. Under our 2007 Plan, we have granted RSUs to domestic and international employees and other service providers. The Pre-2013 RSUs vest upon the satisfaction of both a service condition and a performance condition. The service condition for a majority of the Pre-2013 RSUs is satisfied over a period of four years. The performance condition was satisfied in February 2014 pursuant to the terms of our equity plan.

Post-2013 RSUs are not subject to a performance condition in order to vest. The service condition for a majority of the Post-2013 RSUs is satisfied over a period of four years. Under the terms of our 2007 Plan, the shares underlying Post-2013 RSUs that satisfy the service condition are to be delivered to holders no later than the fifteenth day of the third month following the end of the calendar year the service condition is satisfied, but no earlier than May 15, 2014. The stock-based compensation expense associated with the Post-2013 RSUs is recorded net of estimated forfeiture on a straight-line basis over the requisite service period.

Summary of Projected Stock-Based Compensation Expense, Net of Estimated Forfeitures

				Beyond
	2014	2015	2016	2016	Total
	(Unaudited, in thousands)
Pre-2013 RSUs	$73,915	$43,433	$9,066	$487	$126,901
Post-2013 RSUs	313,201	386,781	303,366	175,143	1,178,491
Restricted Common Stock	28,111	30,886	12,292	2,083	73,372
Stock Options	12,179	12,665	3,934	100	28,878
ESPP	22,463	-	-	-	22,463
Total	$449,869	$473,765	$328,658	$177,813	$1,430,105

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 – “Description of Business and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks.

Interest Rate Fluctuation Risk

Our investment portfolio mainly consists of short-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of March 31, 2014, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $4.8 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency transaction gains and losses were not significant in the three months ended March 31, 2014 and March 31, 2013. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Revenue and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include the Euros, British Pound and Japanese Yen. The statements of operations of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions would result in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses would increase if the U.S. dollar weakens against foreign currencies. Foreign currency translation gains and losses were not significant in the three months ended March 31, 2014 and March 31, 2013.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

If we fail to grow our user base, or if user engagement or ad engagement on our platform decline, our revenue, business and operating results may be harmed.

The size of our user base and our users’ level of engagement are critical to our success. We had 255 million average MAUs in the three months ended March 31, 2014, which was a 25% increase from 204 million average MAUs in the three months ended March 31, 2013. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Argentina, France, Japan, Russia, Saudi Arabia and South Africa, to continue to be higher than our user growth rate in the United States. To the extent our user growth rate slows, our success will become increasingly dependent on our ability to increase levels of user engagement and ad engagement on Twitter. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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

If we are unable to increase the size of our user base, user growth rate or user engagement, or if they decline, this could result in our products and services being less attractive to potential new users, as well as advertisers, which would have a material and adverse impact on our business, financial condition and operating results.

If our users do not continue to contribute content or their contributions are not valuable to other users, we may experience a decline in the number of users accessing our products and services and user engagement, which could result in the loss of advertisers and revenue.

Our success depends on our ability to provide users of our products and services with valuable content, which in turn depends on the content contributed by our users. We believe that one of our competitive advantages is the quality, quantity and real-time nature of the content on Twitter, and that access to unique or real-time content is one of the main reasons users visit Twitter. Our ability to expand into new international markets depends on the availability of relevant local content in those markets. We seek to foster a broad and engaged user community, and we encourage world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands to use our products and services to express their views to broad audiences. We also encourage media outlets to use our products and services to distribute their content. If users, including influential users, do not continue to contribute content to Twitter, and we are unable to provide users with valuable and timely content, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on our platform, the size of our user base and user engagement may decline. We rely on the sale of advertising services for the substantial majority of our revenue. If we experience a decline in the number of users, user growth rate or user engagement, including as a result of the loss of world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands who generate content on Twitter, advertisers may not view our products and services as attractive for their marketing expenditures, and may reduce their spending with us which would harm our business and operating results.

We generate the substantial majority of our revenue from advertising. The loss of advertising revenue could harm our business.

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated 89% and 90% of our revenue from advertising in the fiscal year ended December 31, 2013 and the three months ended March 31, 2014, respectively. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in the industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Advertising agencies and potential new advertisers may view our Promoted Products as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile and traditional advertising platforms. Our advertising revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement with Twitter and with the ads on our platform;
•	decreases in the size of our user base or user growth rate;
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

•	if we are unable to convince advertisers and brands to invest resources in learning to use our products and services and maintaining a brand presence on Twitter;
•	our advertisers’ ability to optimize their campaigns or measure the results of their campaigns;
•

product or service changes we may make that change the frequency or relative prominence of ads displayed on Twitter or that detrimentally impact revenue in the near term with the goal of achieving long term benefits;

•	our inability to increase advertiser demand and inventory;
•	our inability to increase the relevance of ads shown to users;
•

our inability to help advertisers effectively target ads, including as a result of the fact that we do not collect extensive personal information from our users and that we do not have real-time geographic information for all of our users, particularly for ads served through our in-app mobile ad exchange;

•	continuing decreases in the cost per ad engagement;
•	failure to effectively monetize our growing international user base;
•	loss of advertising market share to our competitors;
•	the degree to which users access Twitter content through applications that do not contain our ads;
•	any arrangements or other partnerships with third parties to share our revenue;
•	our new advertising strategies, such as television targeting and real-time video clips embedded in Tweets, do not gain traction;
•	the impact of new technologies that could block or obscure the display of our ads;
•	adverse legal developments relating to advertising or measurement tools related to the effectiveness of advertising, including legislative and regulatory developments, and developments in litigation;
•	adverse media reports or other negative publicity involving us or other companies in our industry;
•	our inability to create new products and services that sustain or increase the value of our advertising services to both our advertisers and our users;
•	the impact of fraudulent clicks or spam on our Promoted Products and our users;
•	changes in the way our advertising is priced; and
•	the impact of macroeconomic conditions and conditions in the advertising industry in general.

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
•

the occurrence of planned significant events, such as the Super Bowl, Champions League Final, Olympics and the Oscars, or unplanned significant events, such as natural disasters and political revolutions;

•	fluctuations in spending by our advertisers, including as a result of seasonality and extraordinary news events, or other factors;
•	changes in the mix of geographic location of our users and advertisers;
•	the number of ad engagements by users;
•	the pricing of our ads and other products and services;
•	the development and introduction of new products or services or changes in features of existing products or services;
•	the impact of competitors or competitive products and services;
•	our ability to maintain or increase revenue;
•	our ability to maintain or improve gross margins and operating margins;
•	increases in research and development, marketing and sales and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	stock-based compensation expense;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs;
•	system failures resulting in the inaccessibility of our products and services;
•	breaches of security or privacy, and the costs associated with remediating any such breaches;

•	adverse litigation judgments, settlements or other litigation-related costs, and the fees associated with investigating and defending claims;
•	changes in the legislative or regulatory environment, including with respect to security, privacy or enforcement by government regulators, including fines, orders or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	changes in U.S. generally accepted accounting principles; and
•	changes in global business or macroeconomic conditions.

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

We make our products and services available across a variety of operating systems and through websites. We are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox. Any changes in such systems, devices or web browsers that degrade the functionality of our products and services or give preferential treatment to competitive products or services could adversely affect usage of our products and services. Further, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our products and services work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a majority of our users access our products and services through mobile devices, we are particularly dependent on the interoperability of our products and services with mobile devices and operating systems. We may not be successful in developing relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our products and services, particularly on their mobile devices, our user growth and engagement could be harmed, and our business and operating results could be adversely affected.

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

If our revenue from our international operations, and particularly from operations in the countries and regions on which we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 78% of our average MAUs in the three months ended March 31, 2014, but our international revenue, as determined based on the billing location of our advertisers, was only 28% of our consolidated revenue in the three months ended March 31, 2014. Our inability to successfully expand internationally could adversely affect our business, financial condition and operating results.

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

Since our inception, we have incurred significant operating losses, and, as of March 31, 2014, we had an accumulated deficit of $1.13 billion. Although our revenue has grown rapidly, increasing from $28.3 million in 2010 to $664.9 million in 2013, we expect that our revenue growth rate will slow in the future as a result of a variety of factors, including the gradual slow down in the growth rate of our user base. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully develop new products and services and expand internationally. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

In addition, we have granted stock options and RSUs to our employees. RSUs granted to domestic employees before February 2013 and all RSUs granted to international employees, or the Pre-2013 RSUs, vest upon the satisfaction of both a service condition and a performance condition. The service condition for a majority of the Pre-2013 RSUs is satisfied over a period of four years. The performance condition was satisfied in February 2014 pursuant to the terms of our equity plan.

We have elected to allow our employees who are not executive officers to sell shares of our common stock received upon the vesting and settlement of the Pre-2013 RSUs in February 2014 in the public market in order to satisfy their income tax obligations related to the vesting and settlement of such awards. In addition, we undertook a net settlement of vested Pre-2013 RSUs held by our executive officers upon satisfaction of the performance condition for the Pre-2013 RSUs in February 2014 and withheld shares and remitted income tax on behalf of the applicable executive officers of $15.1 million in cash at the applicable minimum statutory rates.

As of March 31, 2014, we had unrecognized stock-based compensation expense of approximately $1.43 billion related to outstanding equity awards, after giving effect to estimated forfeitures, which we expect to recognize over a weighted-average period of approximately three years. The stock-based compensation expenses related to our outstanding equity awards will have a significant negative impact on our ability to generate net income on a GAAP basis in 2014.

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

We depend on the ability of our users and advertisers to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. For example, access to Twitter is blocked in China and was blocked in Turkey for a few weeks in the first quarter of 2014. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to us and our users. As the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the Internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our operating results.

Our new products, services and initiatives and changes to existing products, services and initiatives could fail to attract users and advertisers or generate revenue.

Our ability to increase the size and engagement of our user base, attract advertisers and generate revenue will depend in part on our ability to improve existing products and services and create successful new products and services, both independently and in conjunction with third parties. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, in 2013, we introduced Vine, a mobile application that enables users to create and distribute videos that are up to six seconds in length, and #Music, a mobile application that helps users discover new music and artists based on Twitter data profiles. If new or enhanced products or services fail to engage users and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives, such as the Nielsen Twitter TV Rating, that do not directly generate revenue but which we believe will enhance our attractiveness to users and advertisers. In the future, we may invest in new products, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. As of March 31, 2014, we had approximately 3,000 employees, an increase of over 2,800 employees since January 1, 2010. We intend to continue to make substantial investments to expand our operations, research and development, sales and marketing and general and administrative organizations, as well as our international operations. We face significant competition for employees, particularly engineers, designers and product managers, from other Internet and high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. In addition, as we have grown, we have significantly expanded our operating lease commitments. As we continue to grow, we are subject to the risks of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and to the challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. In addition, we may not be able to innovate or execute as quickly as a smaller, more efficient organization. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

One of the reasons people come to Twitter is for real-time information. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses and denial of service or fraud or security attacks. In March 2014, we experienced unexpected complications that made Twitter unavailable for many users for approximately fifteen minutes. We rolled back the change as soon as we identified the issue and the site was fully recovered within approximately forty-five minutes of the initial service disruption. Additionally, although we are investing significantly to improve the capacity, capability and reliability of our infrastructure, we are not currently serving traffic equally through our co-located data centers that support our platform. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our products and services may become inaccessible to the public or the public may experience difficulties accessing our products and services. For example, in July 2012, due to the failure of two parallel systems at nearly the same time in one of our data centers, Twitter became inaccessible for approximately two hours. Any disruption or failure in our infrastructure could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business.

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

Governments have sought, and may in the future seek, to censor content available through our products and services, restrict access to our products and services from their country entirely or impose other restrictions that may affect the accessibility of our products and services for an extended period of time or indefinitely. For example, domestic Internet service providers in China have blocked access to Twitter, and other countries, including Iran, Libya, Pakistan, Turkey and Syria, have intermittently restricted access to Twitter, and we believe that access to Twitter has been blocked in these countries primarily for political reasons. In addition, governments in these or other countries may seek to restrict access to our products and services if they consider us to be in violation of their laws based on our decisions around user content or other matters. In the event that access to our products and services is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to retain or increase our user base and user engagement may be adversely affected, and our operating results may be harmed.

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

We focus on product innovation and user engagement rather than short-term operating results.

We encourage employees to quickly develop and help us launch new and innovative features. We focus on improving the user experience for our products and services and on developing new and improved products and services for the advertisers on our platform. We prioritize innovation and the experience for users and advertisers on our platform over short-term operating results. We frequently make product and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with our goals to improve the user experience and performance for advertisers, which we believe will improve our operating results over the long term. These decisions may not be consistent with the short-term expectations of investors and may not produce the long-term benefits that we expect, in which case our user growth and user engagement, our relationships with advertisers and our business and operating results could be harmed. In addition, our focus on the user experience may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and operating results.

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

Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, we experienced a service outage in June 2012 during which Twitter service was inaccessible for approximately two hours as a result of a cascading software bug in one of our infrastructure components. Some errors in our software code may only be discovered after the product or service has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of platform partners, loss of advertisers or advertising revenue or liability for damages, any of which could adversely affect our business and operating results.

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

Any systems failure or compromise of our security that results in the unauthorized access to or release of our users’ or advertisers’ data could significantly limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. In March 2014, we were alerted to, and fixed, a bug in our system that, for approximately 94,000 protected accounts under rare circumstances, allowed non-approved followers to receive protected tweets via SMS or push notifications since November 2013.  We expect to continue to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of products and services we offer, increase the size of our user base and operate in more countries.

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

We also seek to obtain patent protection for some of our technology and as of March 31, 2014, we had 962 issued U.S. patents and approximately 100 patent applications on file in the United States and abroad, although there can be no assurance that these applications will be ultimately issued as patents. We may be unable to obtain patent or trademark protection for our technologies and brands, and our existing patents and trademarks, and any patents or trademarks that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents and trademarks may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

Our Innovator’s Patent Agreement, or IPA, also limits our ability to prevent infringement of our patents. In May 2013, we implemented the IPA, which we enter into with our employees and consultants, including our founders. The IPA, which applies to our current and future patents, allows us to assert our patents defensively. The IPA also allows us to assert our patents offensively with the permission of the inventors of the applicable patent. Under the IPA, an assertion of claims is considered for a defensive purpose if the claims are asserted: (i) against an entity that has filed, maintained, threatened or voluntarily participated in a patent infringement lawsuit against us or any of our users, affiliates, customers, suppliers or distributors; (ii) against an entity that has used its patents offensively against any other party in the past ten years, so long as the entity has not instituted the patent infringement lawsuit defensively in response to a patent litigation threat against the entity; or (iii) otherwise to deter a patent litigation threat against us or our users, affiliates, customers, suppliers or distributors. In addition, the IPA provides that the above limitations apply to any future owner or exclusive licensee of any of our patents, which could limit our ability to sell or license our patents to third parties. While we may be able to claim protection of our intellectual property under other rights, such as trade secrets or contractual obligations with our employees not to disclose or use confidential information, we may be unable to assert our patent rights against third parties that we believe are infringing our patents, even if such third parties are developing products and services that compete with our products and services. For example, in the event that an inventor of one of our patents leaves us for another company and uses our patented technology to compete with us, we would not be able to assert that patent against such other company unless the assertion of the patent right is for a defensive purpose. In such event, we may be limited in our ability to assert a patent right against another company, and instead would need to rely on trade secret protection or the contractual obligation of the inventor to us not to disclose or use our confidential information. In addition, the terms of the IPA could affect our ability to monetize our intellectual property portfolio.

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

The numbers of our active users and timeline views are calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. In 2013, we estimated that false or spam accounts represented less than 5% of our MAUs . However, this estimate is based on an internal review of a sample of accounts and we applied significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Our metrics are also affected by mobile applications that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. The calculations of MAUs presented in this Quarterly Report on Form 10-Q may be affected by this activity. The impact of this automatic activity on our metrics varies by geography because mobile application usage varies in different regions of the world. In addition, our data regarding user geographic location is based on the IP address associated with the account when a user initially registered the account on Twitter. The IP address may not always accurately reflect a user’s actual location at the time of user engagement on our platform.

We present and discuss timeline views in the year ended December 31, 2012, but we did not track all of the timeline views on our mobile applications during the three months ended March 31, 2012. We have included in this Quarterly Report on Form 10-Q estimates for actual timeline views in the three months ended March 31, 2012 for the mobile applications we did not track. In addition, we have estimated a small percentage of the timeline views in the three months ended September 30, 2013 to account for certain timeline views that were logged incorrectly during the quarter as a result of a product update. We believe these estimates to be reasonable, but actual numbers could differ from our estimates. Further, timeline views in the year ended December 31, 2012 exclude an immaterial number of timeline views in our mobile applications, certain of which were not fully tracked until June 2012.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 1, 2010 to March 31, 2014, we increased the size of our workforce by more than 2,800 full-time employees, and we expect to continue to hire aggressively as we expand. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Moreover, liquidity available to our employee securityholders following our initial public offering could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as net books and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended March 31, 2014, approximately 80% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. It is difficult to predict the problems we may encounter in adapting our products and services and developing competitive new products and services that are compatible with new devices or platforms. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

Future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our products and services, and grow our business in response to changing technologies, user and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Vine Labs, Inc., a mobile application that enables users to create and distribute videos that are up to six seconds in length, MoPub, Inc., a mobile-focused advertising exchange and Gnip, Inc., a company that provides social data and was a former Twitter data partner. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Quarterly Report on Form 10-Q. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

Under GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2014, we had recorded a total of $434.9 million of goodwill and intangible assets related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

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

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and holders of 5% or more of our common stock collectively beneficially own approximately 46.0% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our executive officers, directors and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 46.0% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2014. As a result, these stockholders, if acting together, are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Prior to our initial public offering, there had been no public market for shares of our common stock. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

A total of 500,057,290, or 84.9%, of the outstanding shares of our common stock may be sold in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of March 31, 2014, there were 589,297,701 shares of our common stock outstanding and beginning on May 6, 2014, 389,142,225 shares of our common stock will be eligible for sale in the public market from time to time thereafter, subject in some cases to the volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended, as well as our insider trading policy.

Additionally, stockholders owning an aggregate of up to 386,952,743 shares will be entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, we filed a registration statement to register 214,504,532 shares reserved for future issuance under our equity compensation plans. As a result, the shares of our common stock issued upon exercise of outstanding stock options or the vesting of RSUs will be available for immediate resale in the United States in the open market.

Sales of our common stock by our current stockholders may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

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

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Use of Proceeds

On November 6, 2013, the Registration Statement on Form S-1 (File No. 333-191552) for our initial public offering of our common stock was declared effective by the SEC, pursuant to which we sold 80,500,000 shares of our common stock at a public offering price of $26.00 per share for an aggregate offering price of approximately $2.09 billion. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 7, 2013 pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities

None

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TWITTER, INC.

Date: May 8, 2014	By:	/s/ Richard Costolo
Richard Costolo
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Mike Gupta
Mike Gupta
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Linkbase Document.
101.CAL*	XBRL Taxonomy Definition Linkbase Document.
101.DEF*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
†

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Twitter, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

*

Pursuant to applicable securities laws and regulations, these interactive data files are deemed furnished and notfiled or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed furnished and not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.