Form 10-Q
period 2014-06-30
TWITTER, INC.
filed 2014-08-11
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2014 was 615,232,482.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement of our users;
•	our ability to develop or acquire new products and services, improve our existing products and services and increase the value of our products and services;
•	our business strategies, including our plans for growth;
•	our ability to attract advertisers to our platform and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth rate and the usage of our mobile applications;
•	our ability to increase our revenue and our revenue growth rate;
•	our ability to improve user monetization, including advertising revenue per timeline view;
•	our future financial performance, including trends in cost per ad engagement, revenue, cost of revenue, operating expenses and income taxes;
•	our expectations regarding outstanding litigation;
•	the effects of seasonal trends on our results of operations;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our ability to successfully enter new markets and manage our international expansion.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or will occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

NOTE REGARDING KEY METRICS

We review a number of metrics, including monthly active users, or MAUs, timeline views, timeline views per MAU and advertising revenue per timeline view, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for a discussion of how we calculate MAUs, timeline views, timeline views per MAU and advertising revenue per timeline view.

The numbers of active users and timeline views presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that false or spam accounts represented less than 5% of our MAUs. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users. For example, we made an improvement in our spam detection capabilities in the second quarter of 2013 and suspended a large number of accounts. Spam accounts that we have identified are not included in the active user numbers presented in this Quarterly Report on Form 10-Q. We treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Our metrics are also affected by third-party applications that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the users associated with such applications as active users on the day or days such contact occurs.  Historically we tracked and reported in this section all users who accessed Twitter through third-party applications. We have reviewed and refined our processes, however, to calculate a new metric that is comprised of only such active users who have used applications with the capability to automatically contact our servers for regular updates where there was no discernable user action involved.  In the three months ended June 30, 2014, approximately 11% of all active users solely used third-party applications to access Twitter.  However, only up to approximately 8.5% of all active users used third party applications that may have automatically contacted our servers for regular updates without any discernable additional user-initiated action.  The calculations of MAUs presented in this Quarterly Report on Form 10-Q may be affected as a result of automated activity.

In addition, our data regarding user geographic location for purposes of reporting the geographic location of our MAUs is based on the IP address associated with the account when a user initially registered the account on Twitter. The IP address may not always accurately reflect a user’s actual location at the time such user engaged with our platform.

We present and discuss timeline views in this Quarterly Report on Form 10-Q. We have estimated a small percentage of timeline views in the three months ended September 30, 2013 to account for certain timeline views that were logged incorrectly during the quarter as a result of a product update. We believe this estimate to be reasonable, but the actual numbers could differ from our estimate. Further, timeline views in 2012 exclude an immaterial number of timeline views for our mobile applications, certain of which were not fully tracked until June 2012. We present and discuss our total audience based on both internal metrics and data from Google Analytics, which measures unique visitors to our properties.

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$844,976	$841,010
Short-term investments	1,252,055	1,393,044
Accounts receivable, net of allowance for doubtful accounts of $2,920 and $2,020 as of June 30, 2014 and December 31, 2013, respectively	287,082	247,328
Prepaid expenses and other current assets	79,773	93,297
Total current assets	2,463,886	2,574,679
Property and equipment, net	467,634	332,662
Intangible assets	105,497	77,627
Goodwill	514,601	363,477
Other assets	33,199	17,795
Total assets	$3,584,817	$3,366,240
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,084	$27,994
Accrued and other current liabilities	247,547	110,310
Capital leases, short-term	99,744	87,126
Total current liabilities	370,375	225,430
Capital leases, long-term	101,929	110,520
Deferred and other long-term tax liabilities, net	31,929	59,500
Other long-term liabilities	33,991	20,784
Total liabilities	538,224	416,234
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 612,682 and 569,922 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	4,318,021	3,944,952
Accumulated other comprehensive income (loss)	199	(323)
Accumulated deficit	(1,271,630)	(994,626)
Total stockholders' equity	3,046,593	2,950,006
Total liabilities and stockholders' equity	$3,584,817	$3,366,240

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$312,166	$139,292	$562,658	$253,635
Costs and expenses
Cost of revenue	100,027	50,573	185,530	91,828
Research and development	177,095	64,263	326,486	111,837
Sales and marketing	140,261	45,258	246,496	77,697
General and administrative	44,694	18,114	83,428	35,096
Total costs and expenses	462,077	178,208	841,940	316,458
Loss from operations	(149,911)	(38,916)	(279,282)	(62,823)
Interest income (expense), net	(2,110)	(1,513)	(4,677)	(2,746)
Other income (expense), net	1,780	(1,019)	2,578	(2,548)
Loss before income taxes	(150,241)	(41,448)	(281,381)	(68,117)
Provision (benefit) for income taxes	(5,599)	777	(4,377)	1,134
Net loss	$(144,642)	$(42,225)	$(277,004)	$(69,251)
Net loss per share attributable to common stockholders:
Basic	$(0.24)	$(0.32)	$(0.47)	$(0.53)
Diluted	$(0.24)	$(0.32)	$(0.47)	$(0.53)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	595,607	132,224	587,760	129,853
Diluted	595,607	132,224	587,760	129,853

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(144,642)	$(42,225)	$(277,004)	$(69,251)
Other comprehensive income (loss):
Unrealized loss on investments in available-for-sale securities, net of tax	(47)	(19)	(78)	(32)
Foreign currency translation adjustment	542	127	600	36
Net change in accumulated other comprehensive loss	495	108	522	4
Comprehensive loss	$(144,147)	$(42,117)	$(276,482)	$(69,247)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(277,004)	$(69,251)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,582	48,647
Stock-based compensation expense	284,780	35,568
Provision for bad debt	1,436	245
Deferred income tax benefit	(7,737)	(508)
Non-cash acquisition-related costs	307	566
Amortization of investment premium and other	359	3,045
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	(37,213)	(11,349)
Prepaid expenses and other assets	(17,229)	(5,301)
Accounts payable	1,407	(1,923)
Accrued and other liabilities	89,692	9,920
Net cash provided by operating activities	124,380	9,659
Cash flows from investing activities
Purchases of property and equipment	(94,077)	(26,761)
Purchases of marketable securities	(1,039,014)	(235,625)
Proceeds from maturities of marketable securities	1,009,926	220,346
Proceeds from sales of marketable securities	168,138	24,300
Restricted cash	(11,716)	(2,412)
Business combinations, net of cash acquired	(132,896)	(2,322)
Net cash used in investing activities	(99,639)	(22,474)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(16,168)	—
Repayments of capital lease obligations	(42,886)	(31,068)
Proceeds from exercise of stock options, net of repurchase	15,907	5,698
Proceeds from issuances of common stock under employee stock purchase plan	21,224	—
Payments of offering costs	(1,162)	—
Net cash used in financing activities	(23,085)	(25,370)
Net increase (decrease) in cash and cash equivalents	1,656	(38,185)
Foreign exchange effect on cash and cash equivalents	2,310	(634)
Cash and cash equivalents at beginning of period	841,010	203,328
Cash and cash equivalents at end of period	$844,976	$164,509
Supplemental disclosures of non-cash investing and financing activities
Common and convertible preferred stock issued in connection with acquisitions	$51,846	$109,945
Equipment purchases under capital leases	$47,739	$58,757
Changes in accrued equipment purchases	$43,597	$9,331
Unpaid deferred offering costs	$—	$1,600

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted this guidance prospectively for unrecognized tax benefits as of January 1, 2014. The adoption of this guidance resulted in a $15.8 million decrease in net deferred tax assets and the related liability for unrecognized tax benefits.

In May 2014, the FASB issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance.  According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

In June 2014, the FASB issued new accounting standard update on stock-based compensation when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. Adoption of this new accounting standard update is expected to have no impact to the Company’s financial statements.

Note 2. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$252,977	$164,135
Money market funds	258,315	229,529
U.S. government and agency securities including treasury bills	207,189	251,593
Corporate notes and commercial paper	126,495	195,753
Total cash and cash equivalents	$844,976	$841,010
Short-term investments:
U.S. government and agency securities including treasury bills	$677,229	$785,536
Corporate notes, certificates of deposit and commercial paper	574,826	607,508
Total short-term investments	$1,252,055	$1,393,044

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	June 30, 2014
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
US Government and agency securities including treasury bills	$677,207	$40	$(18)	$677,229
Corporate notes, certificates of deposit and commercial paper	575,002	7	(183)	574,826
Total available-for-sale securities classified as short-term investments	$1,252,209	$47	$(201)	$1,252,055

	December 31, 2013
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
US Government and agency securities including treasury bills	$785,535	$22	$(21)	$785,536
Corporate notes, certificates of deposit and commercial paper	607,590	11	(93)	607,508
Total available-for-sale securities classified as short-term investments	$1,393,125	$33	$(114)	$1,393,044

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

The following tables show all short-term investments in an unrealized loss position for which other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2014
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
US Government and agency securities including treasury bills	$230,873	$(18)	$—	$—	$230,873	$(18)
Corporate notes, certificates of deposit and commercial paper	272,726	(183)	—	—	272,726	(183)
Total short-term investments in an unrealized loss position	$503,599	$(201)	$—	$—	$503,599	$(201)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
US Government and agency securities including treasury bills	$230,478	$(21)	$—	$—	$230,478	$(21)
Corporate notes, certificates of deposit and commercial paper	171,894	(93)	—	—	171,894	(93)
Total short-term investments in an unrealized loss position	$402,372	$(114)	$—	$—	$402,372	$(114)

Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above as the Company believes that the decrease in fair value of these securities is temporary and expects to recover up to (or beyond) the initial cost of investment for these securities.

Note 3. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 based on the three-tier fair value hierarchy (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$258,315	$—	$—	$258,315
Treasury bills	174,097	—	—	174,097
Commercial paper	—	126,495	—	126,495
U.S. government securities	—	33,092	—	33,092
Short-term investments:
Treasury bills	190,192	—	—	190,192
Commercial paper	—	181,928	—	181,928
Corporate notes	—	316,114	—	316,114
U.S. government securities	—	487,037	—	487,037
Certificates of deposit	—	76,784	—	76,784
Total	$622,604	$1,221,450	$—	$1,844,054

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$229,529	$—	$—	$229,529
Treasury bills	244,048	—	—	244,048
Commercial paper	—	194,742	—	194,742
U.S. government securities	—	7,545	—	7,545
Corporate notes	—	1,011	—	1,011
Short-term investments:
Treasury bills	265,878	—	—	265,878
Agency securities	—	18,286	—	18,286
Commercial paper	—	272,617	—	272,617
Corporate notes	—	255,546	—	255,546
U.S. government securities	—	501,372	—	501,372
Certificates of deposit	—	79,345	—	79,345
Total	$739,455	$1,330,464	$—	$2,069,919

Note 4. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	June 30,	December 31,
	2014	2013
Property and equipment, net
Equipment	$487,649	$367,949
Furniture and leasehold improvements	103,744	54,965
Capitalized software	69,483	47,290
Construction in progress	44,065	29,523
Total	704,941	499,727
Less: Accumulated depreciation and amortization	(237,307)	(167,065)
Property and equipment, net	$467,634	$332,662

Note 5. Goodwill and Other Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2013	$363,477
Gnip acquisition	104,747
Other acquisitions	46,174
Foreign currency translation adjustment	203
Balance as of June 30, 2014	$514,601

For each of the period presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of other intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
June 30, 2014:
Patents and developed technologies	$133,405	$(55,341)	$78,064
Publisher and advertiser relationships	30,400	(5,074)	25,326
Assembled workforce	1,960	(580)	1,380
Other intangible assets	1,100	(373)	727
Total	$166,865	$(61,368)	$105,497
December 31, 2013:
Patents and developed technologies	$100,553	$(45,440)	$55,113
Publisher and advertiser relationships	21,100	(1,248)	19,852
Assembled workforce	1,960	(300)	1,660
Other intangible assets	1,100	(98)	1,002
Total	$124,713	$(47,086)	$77,627

Amortization expense associated with other intangible assets for the three months ended June 30, 2014 and 2013 was $8.1 million and $3.3 million, respectively, and for the six months ended June 30, 2014 and 2013 was $14.3 million and $7.2 million, respectively.

Estimated future amortization expense as of June 30, 2014 is as follows (in thousands):

Remainder of 2014	$16,643
2015	27,507
2016	19,971
2017	9,764
2018	9,764
Thereafter	21,848
Total	$105,497

Note 6. Other Balance Sheet Components

Prepaid and other current assets

The following table presents the detail of prepaid and other current assets for the periods presented (in thousands):

	June 30,	December 31,
	2014	2013
Deferred income taxes, net	$33,460	$62,122
Prepaid and other	46,313	31,175
Total	$79,773	$93,297

Accrued and other current liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	June 30,	December 31,
	2014	2013
Accrued compensation	$88,779	$29,882
Accrued fixed assets and maintenance	58,396	5,697
Deferred revenue	21,443	14,479
Accrued publisher payments	17,329	15,370
Accrued professional services	10,137	7,089
Accrued tax liabilities	11,845	9,515
Accrued other	39,618	28,278
Total	$247,547	$110,310

Note 7. Acquisitions

In May 2014, the Company completed its acquisition of privately held Gnip, Inc. (“Gnip”), a leading provider of social data and analytics headquartered in Boulder, Colorado. The acquisition is expected to allow the Company to further enhance its data analytics capabilities. Under the terms of the acquisition, the Company agreed to pay $107.3 million in cash and issue a total of 0.6 million shares of common stock including shares of restricted stock subject to continued employment in consideration of all of the issued and outstanding shares of capital stock of Gnip.  In addition, the Company agreed to issue up to 0.4 million shares of the Company’s stock as a result of assumed Gnip equity awards held by individuals, who will continue to provide services to the Company. The fair value of total consideration of $134.1 million, including the earned portion of assumed stock options and other equity awards, was preliminarily allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values at closing as follows: $23.2 million to developed technology, $9.3 million to customer relationships, $9.1 million to tangible assets acquired, $5.8 million to liabilities assumed, $6.4 million to deferred tax liability recorded, and the excess $104.7 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the potential expansion and future development of the Company’s data products, expected synergies arising from the acquisition and the value of acquired talent. Goodwill is not expected to be deductible for U.S. income tax purposes. Both developed technology and customer relationships will be amortized on a straight-line basis over their estimated useful life of 60 months. The discounted cash flow method, which calculates the fair value of an asset based on the value of cash flows that the asset is expected to generate in the future, was used to estimate the fair value of these intangible assets acquired.

During the six months ended June 30, 2014, the Company acquired four other companies, which were accounted for as business combinations. The total purchase price of $55.5 million (paid in shares of the Company’s common stock having a total fair value of $25.1 million and cash of $30.4 million) for these acquisitions was preliminarily allocated as follows: $9.2 million to developed technologies, $1.4 million to net tangible assets acquired based on their estimated fair value on the acquisition date, $1.3 million to deferred tax liability, and the excess $46.2 million of the purchase price over the fair value of net assets acquired to goodwill. Goodwill resulting from these acquisitions is not expected to be deductible for U.S. income tax purposes. Developed technologies was valued using the cost approach and will be amortized on a straight-line basis over their estimated useful lives of 12 to 18 months.

In connection with all of the acquisitions completed during the six months ended June 30, 2014, the Company also agreed to pay cash and shares of the Company’s common stock with a total fair value up to $57.8 million, which is to be paid to certain employees of the acquired entities contingent upon their continued employment with the Company. The Company recognizes compensation expense related to the cash and equity consideration over the requisite services periods of up to 48 months from the respective acquisition dates on a straight-line basis. In addition, the Company will recognize approximately $7.9 million of stock-based compensation expense in relation to these assumed stock options over the remaining requisite service periods of up to 48 months from the respective acquisition dates on a straight-line basis, excluding the fair value of the assumed stock options that was allocated and recorded as part of the purchase price for the portion of the service period completed pre-acquisition.

The results of operations for each of these acquisitions have been included in the Company’s consolidated statements of operations since the date of acquisition. Pro forma revenue and results of operations for these acquisitions have not been presented because they do not have a material impact to the consolidated revenue and results of operations, either individually or in aggregate.

Note 8. Net Loss per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. Prior to their conversion to common stock, the Company also considered all series of the Company’s redeemable convertible preferred stock and convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend was paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three and six months ended June 30, 2014 and 2013 were not allocated to these participating securities.

Basic net loss per share is computed by dividing total net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the three and six months ended June 30, 2014 and 2013, the Company’s potential common stock instruments such as stock options, RSUs, shares to be issued under the Employee Stock Purchase Plan (“ESPP”), shares subject to repurchases and the warrant were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(144,642)	$(42,225)	$(277,004)	$(69,251)
Basic shares:
Weighted-average common shares outstanding	604,054	138,839	596,399	135,914
Weighted-average restricted stock subject to repurchase	(8,447)	(6,615)	(8,639)	(6,061)
Weighted-average shares used to compute basic net loss per share	595,607	132,224	587,760	129,853
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	595,607	132,224	587,760	129,853
Net loss per share attributable to common stockholders:
Basic	$(0.24)	$(0.32)	$(0.47)	$(0.53)
Diluted	$(0.24)	$(0.32)	$(0.47)	$(0.53)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Six Months Ended June 30,
	2014	2013
Stock options	27,470	44,157
RSUs	81,421	16,345
Employee stock purchase plan	1,147	—
Shares subject to repurchase	8,877	7,196
Warrant	—	117

Note 9. Common Stock and Stockholders’ Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of June 30, 2014, no dividends have been declared.

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

The activities for the restricted common stock issued to employees for the six months ended June 30, 2014 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2013	6,866	$17.60
Granted	1,089	$35.23
Vested	(1,833)	$16.77
Canceled	(98)	$13.46
Unvested restricted common stock at June 30, 2014	6,024	$21.10

During the three months ended June 30, 2014 and 2013, the Company recorded $12.9 million and $7.3 million, respectively, and recorded $24.0 million and $12.5 million during the six months ended June 30, 2014 and 2013, respectively, of compensation expense related to restricted common stock issued to employees. As of June 30, 2014, there was $94.4 million of unamortized stock-based compensation expense related to restricted common stock issued which is expected to be recognized over a weighted-average period of 2.45 years.

Equity Incentive Plans

As of June 30, 2014, the total number of RSUs outstanding under the 2013 Equity Incentive Plan was 18.2 million shares, and 82.4 million shares were available for future issuance. There were 88.7 million shares underlying options and RSUs outstanding under the 2007 Equity Incentive Plan as of June 30, 2014. No additional shares will be issued under the 2007 Equity Incentive Plan.

Under the 2007 Equity Incentive Plan, RSUs granted to (i) international employees; and (ii) domestic employees prior to February 2013 (“Pre-2013 RSUs”) vest upon the satisfaction of both a service condition and a performance condition. The service condition for these awards is generally satisfied over four years. The performance condition was satisfied in February 2014 pursuant to the terms of the Company’s equity plan. An aggregate of 19.6 million shares of common stock were issued as a result of vesting and settlement of the Pre-2013 RSUs during the six months ended June 30, 2014.  During the same period, the Company's employees who are not executive officers were allowed to sell a portion of vested and settled Pre-2013 RSUs in the public market to satisfy the income tax obligations related to the vesting and settlement of such awards.  The proceeds from selling the shares required to satisfy the employees' minimum statutory tax obligation were withheld and remitted to the appropriate tax authorities.  In addition, the Company undertook a net settlement of vested Pre-2013 RSUs held by the executive officers upon satisfaction of the performance condition in 2014 and withheld shares and remitted income tax on behalf of the applicable executive officers of $16.2 million in cash at the applicable minimum statutory rates.  These shares withheld by the Company as a result of the net settlement of Pre-2013 RSUs are no longer considered issued and outstanding. RSUs granted to domestic employees starting in February 2013 (“Post-2013 RSUs”) are not subject to a performance condition in order to vest. The majority of Post-2013 RSUs vest over a service period of four years. Under the terms of the 2007 Equity Incentive Plan and the 2013 Equity Incentive Plan, the shares underlying Post-2013 RSUs that satisfy the service condition are to be delivered to holders no later than the fifteenth day of the third month following the end of the calendar year the service condition is satisfied, or if later, the end of the Company’s tax year. An aggregate of 5.1 million shares of common stock were issued as a result of vesting and settlement of the Post-2013 RSUs during the six months ended June 30, 2014.

Employee Stock Purchase Plan

On May 15, 2014, the first purchase under the ESPP was made and employees purchased an aggregate of 957,392 shares at a price of $22.10 per share. As of June 30, 2014, 16.7 million shares were available for future issuance under the ESPP. During the three and six months ended June 30, 2014, the Company recorded $10.5 million and $16.7 million, respectively, of stock-based compensation expense related to the ESPP.

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2014 is as follows (in thousands, except years and per share data):

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding at December 31, 2013	42,246	$1.89	6.47	$2,609,295
Options assumed in connection with acquisitions	442	$1.32
Options exercised	(14,976)	$1.06
Options canceled	(242)	$5.59
Outstanding at June 30, 2014	27,470	$2.29	6.20	$1,062,472
Vested and expected to vest at June 30, 2014 (1)	26,923	$2.22	6.18	$1,043,170
Exercisable at June 30, 2014	21,670	$1.40	5.89	$857,564

(1)	The expected to vest options are the result of applying pre-vesting forfeiture rate assumptions to unvested options outstanding.

The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.

The total intrinsic value of stock options exercised during the three months ended June 30, 2014 and 2013 were $403.2 million and $14.0 million, respectively and $537.1 million and $71.3 million in the six months ended June 30, 2014 and 2013, respectively. The total fair value of stock options vested during the three months ended June 30, 2014 and 2013 were $2.4 million and $0.4 million, respectively, and $5.9 million and $4.3 million in the six months ended June 30, 2014 and 2013, respectively.

RSU Activity

The following table summarizes the activity related to the Company’s Pre- and Post-2013 RSUs for the six months ended June 30, 2014. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2013	79,876	$19.54
Granted	14,208	$48.39
Vested	(9,141)	$18.26
Canceled	(3,522)	$20.74
Unvested and outstanding at June 30, 2014	81,421	$24.67
Vested and outstanding at June 30, 2014	—	$—

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employee and non-employee stock options, RSUs, shares issued under the ESPP, restricted common stock and Class A junior preferred stock in the three and six months ended June 30, 2014 and 2013 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee	$154,480	$22,288	$280,449	$34,415
Non-employee	3,931	358	4,331	1,153
Total	$158,411	$22,646	$284,780	$35,568

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$13,869	$1,471	$23,700	$1,955
Research and development	92,493	15,772	170,811	24,197
Sales and marketing	37,547	2,549	65,348	4,614
General and administrative	14,502	2,854	24,921	4,802
Total	$158,411	$22,646	$284,780	$35,568

.

The Company capitalized $8.8 million and $1.9 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended June 30, 2014 and 2013, respectively, and $15.5 million and $3.3 million in the six months ended June 30, 2014 and 2013, respectively.

The weighted-average grant-date fair value of stock options granted to employees, including stock assumed in connection with acquisitions, in the three months ended June 30, 2014, and the six months ended June 30, 2014 and 2013 was $38.12, $38.12 and $11.13 per share, respectively. The Company did not grant additional options to employees during the three months ended June 30, 2013. The fair value of stock options granted to employees was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected dividend yield	—	N/A	—	—
Risk-free interest rate	0.69%	N/A	0.69%	1.07%
Expected volatility	40.22%	N/A	40.22%	53.77%
Expected term (in years)	2.51	N/A	2.51	5.63

As of June 30, 2014, there was $30.3 million of unamortized stock-based compensation expense related to unvested stock options granted to employees and non-employee service providers which is expected to be recognized over a weighted-average period of 1.98 years. As of June 30, 2014, the unamortized stock-based compensation expense related to Pre- and Post-2013 RSUs of $95.1 million and $1.23 billion, respectively, is expected to be recognized over a weighted-average period of 2.21 years and 3.09 years, respectively. $15.2 million of unamortized stock-based compensation expense related to the ESPP is expected to be recognized over a period of 0.43 years.

Note 10. Income Taxes

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

The Company recorded an income tax benefit of $5.6 million and an income tax provision of $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and an income tax benefit of $4.4 million and an income tax provision of $1.1 million for the six months ended June 30, 2014 and 2013, respectively. The income tax benefit increased in the three and six months ended June 30, 2014 compared to the same periods last year, primarily due to the deferred income tax benefits related to acquisitions concluded during the current quarter, partially offset by increased foreign and state income tax expense. As of June 30, 2014, based on the available objective evidence, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the six months ended June 30, 2014 will not be realized by the end of the 2014 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the six months ended June 30, 2014. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences.

During the three and six months ended June 30, 2014, the amount of gross unrecognized tax benefits increased by $18.1 million and $36.4 million, respectively. As of June 30, 2014, the Company has $79.5 million of unrecognized tax benefits which are subject to full valuation allowance and, if recognized, will not affect the annual effective tax rate.

As a result of employee RSUs that vested in the three and six months ended June 30, 2014, the Company’s federal net operating losses increased by approximately $238.1 million and $1,154.5 million, respectively, and the state net operating losses increased by approximately $62.7 million and $304.0 million, respectively.  The portion of the increased net operating loss carryforwards related to excess tax benefits from the RSUs for the three and six months ended June 30, 2014 was approximately $109.8 million and $787.2 million, respectively for federal tax purposes and $28.9 million and $207.3 million, respectively for state tax purposes, the benefit of which will be credited to additional paid-in capital when realized.

Note 11. Commitments and Contingencies

Credit Facility

The Company entered into a revolving credit agreement with certain lenders in 2013, which provided for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. Loans under the credit facility bear interest, at the Company’s option, at (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.00% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 1.75%. This margin is determined based on the total leverage ratio for the preceding four fiscal quarter period. The Company is obligated to pay other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Obligations under the credit facility are guaranteed by one of the Company’s wholly-owned subsidiaries. As of June 30, 2014, no amounts were drawn under the credit facility.

Operating and Capital Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring between 2014 and 2031.

A summary of gross and net lease commitments as of June 30, 2014 is as follows (in thousands):

	Operating	Capital
	Leases	Leases
Remainder of 2014	$39,619	$56,248
2015	107,321	88,645
2016	121,059	50,768
2017	123,147	17,215
2018	117,191	645
Thereafter	320,749	—
	$829,086	213,521
Less: Amounts representing interest		11,848
Total capital lease obligation		201,673
Less: Short-term portion		99,744
Long-term portion		$101,929

Legal Proceedings

The Company is currently involved in, and will likely in the future be involved in, legal proceedings, claims and governmental investigations in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of June 30, 2014 and December 31, 2013, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during three and six months ended June 30, 2014 and 2013 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of June 30, 2014 and December 31, 2013.

Note 12. Operations by Geographic Area

Revenue

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
United States	$210,465	$101,383	$390,504	$190,799
International	101,701	37,909	172,154	62,836
Total revenue	$312,166	$139,292	$562,658	$253,635

The United Kingdom accounted for $33.4 million, or 11%, $14.5 million, or 10%, and $57.3 million, or 10% of the total revenue for the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014, respectively. No individual country from outside of the U.S. contributed in excess of 10% of the total revenue for the six months ended June 30, 2013.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2014	2013
Long-lived assets:
United States	$449,320	$327,250
International	18,314	5,412
Total long-lived assets	$467,634	$332,662

Note 13. Subsequent Events

In July 2014, the Company completed acquisitions of four privately held companies.  Under the terms of these acquisitions, the Company agreed to issue a total of 3.5 million shares of the Company's common stock and pay approximately $31.5 million in cash as consideration.  In addition, outstanding stock options held by the acquired companies' employees, who will continue to provide services to the Company, were converted into the right to receive options to purchase an aggregate of 0.3 million shares of the Company's common stock. The Company is currently evaluating the purchase price allocation for these transactions.

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

We have already achieved significant global scale, and we continue to grow. We have 271 million MAUs spanning nearly every country as of the three months ended June 30, 2014. We believe the current total audience that views content on our platform, not including syndicated content, is two to three times the number of our MAUs. Our users include millions of people from around the world, as well as influential individuals and organizations.

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

Our revenue for the three months ended June 30, 2014 was $312.2 million, which represents a 124% increase compared to the same period last year. We generate the substantial majority of our revenue from the sale of advertising services, with the balance coming from data licensing arrangements and our mobile advertising exchange services. Mobile has become the primary driver of our business and we have been able to generate significant revenue through our mobile applications. 81% of our advertising revenue was generated from mobile devices in the three months ended June 30, 2014.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. In the discussion of our results of operations we compare average MAUs for the last three months of each period discussed in such comparison. MAUs are a measure of the size of our active user base. In the three months ended June 30, 2014, we had 271 million average MAUs, which represents an increase of 24% from the three months ended June 30, 2013. The growth in average MAUs was driven primarily by organic growth and product enhancements.  In the three months ended June 30, 2014, we had 60 million average MAUs in the United States and 211 million average MAUs in the rest of the world, which represent increases of 21% and 25%, respectively, from the three months ended June 30, 2013. For additional information on how we calculate the number of MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Timeline Views, Timeline Views Per MAU and Advertising Revenue Per Timeline View. We define timeline views as the total number of timelines requested when registered users visit Twitter, refresh a home timeline (but not other timelines) or view search results while logged in on our website, mobile website or desktop or mobile applications (excluding our TweetDeck and Mac clients, as we do not fully track this data). We believe that each of timeline views and timeline views per MAU are one way to measure user engagement. Timeline views per MAU are calculated by dividing the total timeline views for the period by the average MAUs for the last three months of such period. In the three months ended June 30, 2014, we had 173.2 billion timeline views, which represents an increase of 15% from the three months ended June 30, 2013. The growth in timeline views was partially due to product enhancements and certain live events like the World Cup.  In the three months ended June 30, 2014, we had 47.2 billion timeline views in the United States, which represents an increase of 16% from the three months ended June 30, 2013. In the three months ended June 30, 2014, we had 126.0 billion timeline views in the rest of the world, which represents an increase of 14% from the three months ended June 30, 2013. In the three months ended June 30, 2014, we had 640 timeline views per MAU, which represents a decrease of 7% from the three months ended June 30, 2013. In the three months ended June 30, 2014, we had 792 timeline views per MAU in the United States and 596 timeline views per MAU in the rest of the world, which represent decreases of 4% and 9%, respectively, from the three months ended June 30, 2013. We anticipate that as we continue to improve Twitter to make it easier and more efficient for users to find content, the current trend of period-over-period declines in timeline views per MAUs will continue. For additional information on how we calculate the number of timeline views and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

We define advertising revenue per timeline view as advertising revenue per 1,000 timeline views during the applicable period. We believe that advertising revenue per timeline view is a measure of our ability to monetize our platform. In the three months ended June 30, 2014, our advertising revenue per timeline view was $1.60, which represents a 100% increase from the three months ended June 30, 2013. In the three months ended June 30, 2014, our advertising revenue per timeline view in the United States was $3.87 and our advertising revenue per timeline view in the rest of the world was $0.75, which represent increases of 79% and 152%, respectively, from the three months ended June 30, 2013. We record advertising revenue based on the billing location of our advertisers, rather than the location of our users.

Timeline Views: Worldwide

(quarterly in millions)

210,000
175,000
140,000
105,000
70,000
35,000
89,451
106,067
117,485
136,329
150,899
158,758
147,783
156,713
173,173

	Jun 30 2012	Sep 30 2012	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013	Mar 31 2014	Jun 30 2014
Ad Rev Per 1K Timeline Views	$0.64	$0.65	$0.85	$0.74	$0.80	$0.97	$1.49	$1.44	$1.60
Timeline Views Per MAU	591	635	635	668	691	685	613	614	640

Timeline Views: United States
(quarterly in millions)

50,000
40,000
30,000
20,000
10,000
27,925
32,554
35,914
39,541
40,614
43,169
40,924
45,805
47,218
Jun 30 2012
Sep 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sep 30 2013
Dec 31 2013
Mar 31 2014
Jun 30 2014

	Jun 30 2012	Sep 30 2012	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013	Mar 31 2014	Jun 30 2014
Ad Rev Per 1K Timeline Views	$1.72	$1.72	$2.20	$1.95	$2.17	$2.58	$3.80	$3.47	$3.87
Timeline Views Per MAU	763	804	803	828	825	819	756	804	792

Timeline Views: International

(quarterly in millions)

150,000
125,000
100,000
75,000
50,000
25,000
61,526
73,513
81,571
96,788
110,285
115,589
106,859
110,908
125,955
Jun 30 2012
Sep 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sep 30 2013
Dec 31 2013
Mar 31 2014
Jun 30 2014

	Jun 30 2012	Sep 30 2012	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013	Mar 31 2014	Jun 30 2014
Ad Rev Per 1K Timeline Views	$0.14	$0.17	$0.25	$0.24	$0.30	$0.36	$0.60	$0.61	$0.75
Timeline Views Per MAU	536	580	582	619	652	646	572	560	596

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(144,642)	$(42,225)	$(277,004)	$(69,251)
Stock-based compensation expense	158,411	22,646	284,780	35,568
Depreciation and amortization expense	45,631	25,917	85,582	48,647
Interest and other expense, net	330	2,532	2,099	5,294
Provision (benefit) for income taxes	(5,599)	777	(4,377)	1,134
Adjusted EBITDA	$54,131	$9,647	$91,080	$21,392

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets and the income tax effects related to acquisitions.

The following table presents a reconciliation of net loss to non-GAAP net income (loss) for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss)
Net loss	$(144,642)	$(42,225)	$(277,004)	$(69,251)
Stock-based compensation expense	158,411	22,646	284,780	35,568
Amortization of acquired intangible assets	8,099	3,302	14,275	7,178
Income tax effects related to acquisitions	(7,272)	(87)	(7,272)	(383)
Non-GAAP net income (loss)	$14,596	$(16,364)	$14,779	$(26,888)

We use the non-GAAP financial measures of Adjusted EBITDA and non-GAAP net income (loss) in evaluating our operating results and for financial and operational decision-making purposes. We believe that Adjusted EBITDA and non-GAAP net income (loss) help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA and non-GAAP net income (loss). We believe that Adjusted EBITDA and non-GAAP net income (loss) provide useful information about our operating results, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision-making.

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the nearest GAAP equivalent of these financial measures. Some of these limitations are:

•	These non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense and amortization of acquired intangible assets;
•	Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;
•	Adjusted EBITDA does not reflect tax payments that reduce cash available to us;
•

Adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash charges, the property and equipment being depreciated and amortized may have to be replaced in the future; and

•

The items that we exclude in our calculation of these non-GAAP financial measures may differ from the items, if any, that our peer companies may exclude from similarly-titled non-GAAP measures when they report their results of operations.

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

Advertising Services

We generate substantially all of our advertising revenue by selling our Promoted Products. Currently, our Promoted Products consist of the following:

•

Promoted Tweets. Promoted Tweets, which are labeled as “promoted,” appear within a user’s timeline or search results just like an ordinary Tweet regardless of device, whether it be desktop or mobile. Using our proprietary algorithms, we can deliver Promoted Tweets that are intended to be relevant to a particular user. We enable our advertisers to target an audience based on our users’ Interest Graphs, which, among other things, maps interests based on users followed and actions taken on our platform, such as Tweets created and engagement with Tweets. Our Promoted Tweets are pay-for-performance advertising that are priced through an auction. We recognize advertising revenue when a user engages with a Promoted Tweet.

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

Data Licensing and Other

We generate data licensing and other revenue by (i) offering data licenses that allow our data partners to access, search and analyze historical and real-time data on our platform, which data consists of public Tweets and their content, and (ii) providing mobile advertising exchange services. Our data partners generally purchase licenses to access all or a portion of our data for a fixed period.

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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Advertising services	$277,440	$120,972	$503,491	$221,432
Data licensing and other	34,726	18,320	59,167	32,203
Total Revenue	312,166	139,292	562,658	253,635
Costs and expenses (1)
Cost of revenue	100,027	50,573	185,530	91,828
Research and development	177,095	64,263	326,486	111,837
Sales and marketing	140,261	45,258	246,496	77,697
General and administrative	44,694	18,114	83,428	35,096
Total costs and expenses	462,077	178,208	841,940	316,458
Loss from operations	(149,911)	(38,916)	(279,282)	(62,823)
Interest income (expense), net	(2,110)	(1,513)	(4,677)	(2,746)
Other income (expense), net	1,780	(1,019)	2,578	(2,548)
Loss before income taxes	(150,241)	(41,448)	(281,381)	(68,117)
Provision (benefit) for income taxes	(5,599)	777	(4,377)	1,134
Net loss	$(144,642)	$(42,225)	$(277,004)	$(69,251)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$13,869	$1,471	$23,700	$1,955
Research and development	92,493	15,772	170,811	24,197
Sales and marketing	37,547	2,549	65,348	4,614
General and administrative	14,502	2,854	24,921	4,802
Total	$158,411	$22,646	$284,780	$35,568

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Advertising services	89%	87%	89%	87%
Data licensing and other	11	13	11	13
Total Revenue	100	100	100	100
Costs and expenses
Cost of revenue	32	36	33	36
Research and development	57	46	58	44
Sales and marketing	45	32	44	31
General and administrative	14	13	15	14
Total costs and expenses	148	128	150	125
Loss from operations	(48)	(28)	(50)	(25)
Interest income (expense), net	(1)	(1)	(1)	(1)
Other income (expense), net	1	(1)	0	(1)
Loss before income taxes	(48)	(30)	(50)	(27)
Provision (benefit) for income taxes	(2)	1	(1)	0
Net loss	(46)%	(30)%	(49)%	(27)%

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Advertising services	$277,440	$120,972	129%	$503,491	$221,432	127%
Data licensing and other	34,726	18,320	90%	59,167	32,203	84%
Total revenue	$312,166	$139,292	124%	$562,658	$253,635	122%

Revenue in the three and six months ended June 30, 2014 increased by $172.9 million and $309.0 million compared to the three and six months ended June 30, 2013, respectively.

In the three and six months ended June 30, 2014, advertising revenue increased by 129% and 127% compared to the three and six months ended June 30, 2013, respectively. The increase was primarily attributable to a 15% increase in timeline views in both the three and six months ended June 30, 2014 compared to the same periods in 2013, as well as an increase in demand from advertisers that drove an increase in advertising revenue per timeline view of 100% and 98% in the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. The increase in timeline views was driven by a 24% increase in average MAUs partially offset by a 7% decrease in the user engagement levels of MAUs, as measured by timeline views per MAU, in both the three and six months ended June 30, 2014 compared to the same periods in 2013. The increase in advertising revenue per timeline view was primarily driven by a 210% and 312% increase in ad engagements per timeline view, partially offset by a 35% and 52% decrease in average cost per ad engagement in the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. The increase in ad engagements per timeline view, combined with the increase in timeline views, resulted in a 255% and 374% increase in the number of ad engagements in the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. Advertising revenue also benefited from sales of our Promoted Products on our mobile applications as well as from an increase in international revenue in both the three and six months ended June 30, 2014 as compared to the same periods in 2013.

In the three and six months ended June 30, 2014, data licensing and other revenue increased by 90% and 84% compared to the three and six months ended June 30, 2013, respectively. A substantial majority of the increase was attributable to mobile advertising exchange services.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Cost of revenue	$100,027	$50,573	98%	$185,530	$91,828	102%
Cost of revenue as a percentage of revenue	32%	36%		33%	36%

In the three months ended June 30, 2014, cost of revenue increased by $49.5 million compared to the three months ended June 30, 2013. The increase was primarily attributable to a $17.7 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, a $13.9 million increase in data center costs, networking and hosting related to our co-located facilities, a $14.5 million increase in depreciation expense related to capital leases for additional server and networking equipment, and a $3.4 million increase in allocated facilities and other supporting overhead costs due to the continued expansion of our real estate footprint and increase in support functions.

In the six months ended June 30, 2014, cost of revenue increased by $93.7 million compared to the six months ended June 30, 2013. The increase was primarily attributable to a $32.2 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, a $27.2 million increase in data center costs, networking and hosting related to our co-located facilities, a $27.7 million increase in depreciation expense related to capital leases for additional server and networking equipment, and a $6.6 million increase in allocated facilities and other supporting overhead costs due to the continued expansion of our real estate footprint and increase in support functions.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Research and development	$177,095	$64,263	176%	$326,486	$111,837	192%
Research and development as a percentage of revenue	57%	46%		58%	44%

In the three months ended June 30, 2014, research and development expenses increased by $112.8 million compared to the three months ended June 30, 2013. The increase was primarily attributable to a $114.4 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, and a $8.8 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions. These increases were partially offset by a $10.4 million increase in capitalized costs associated with developing software for internal use.

In the six months ended June 30, 2014, research and development expenses increased by $214.6 million compared to the six months ended June 30, 2013. The increase was primarily attributable to a $213.9 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, and a $18.7 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions. These increases were partially offset by a $18.0 million increase in capitalized costs associated with developing software for internal use.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Sales and marketing	$140,261	$45,258	210%	$246,496	$77,697	217%
Sales and marketing as a percentage of revenue	45%	32%		44%	31%

In the three months ended June 30, 2014, sales and marketing expenses increased by $95.0 million compared to the three months ended June 30, 2013. The increase was primarily attributable to a $63.7 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, a $19.5 million increase in marketing and sales-related expenses and a $11.8 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions.

In the six months ended June 30, 2014, sales and marketing expenses increased by $168.8 million compared to the six months ended June 30, 2013. The increase was primarily attributable to a $116.3 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, a $30.1 million increase in marketing and sales-related expenses and a $22.4 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
General and administrative	$44,694	$18,114	147%	$83,428	$35,096	138%
General and administrative as a percentage of revenue	14%	13%		15%	14%

In the three months ended June 30, 2014, general and administrative expense increased by $26.6 million compared to the three months ended June 30, 2013. The increase was primarily attributable to a $24.6 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense and an increase of $3.9 million in fees and costs for professional services, partially offset by a $1.9 million decrease in unallocated facilities and other supporting costs, driven by slower headcount growth in the general and administrative function relative to other functional areas.

In the six months ended June 30, 2014, general and administrative expenses increased by $48.3 million compared to the six months ended June 30, 2013. The increase was primarily attributable to a $42.7 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense and an increase of $7.2 million in fees and costs of professional services, partially offset by a $1.6 million decrease in unallocated facilities and supporting costs, driven by slower headcount growth in the general and administrative function relative to other functional areas.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$(5,599)	$777	$(4,377)	$1,134

Our benefit for income taxes in the three and six months ended June 30, 2014 increased by $6.4 million and $5.5 million, respectively, compared to a provision of $0.8 million and $1.1 million in the three and six months ended June 30, 2013, respectively. The increase was primarily due to the deferred tax benefits arising from acquisitions, partially offset by the increase in foreign and state income tax expenses.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(277,004)	$(69,251)
Net cash provided by operating activities	124,380	9,659
Net cash used in investing activities	(99,639)	(22,474)
Net cash used in financing activities	(23,085)	(25,370)

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Our cash equivalents and marketable securities are invested in short-term and long-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. As of June 30, 2014, we had $2.10 billion of cash, cash equivalents and marketable securities, of which $85.5 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $1.0 billion. We believe that our existing cash and cash equivalents balance, and our credit facility, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our Pre-2013 RSUs vest upon the satisfaction of both a service condition and a performance condition. The service condition for the majority of the Pre-2013 RSUs is satisfied over a period of four years. The performance condition in connection with our Pre-2013 RSUs was satisfied in February 2014 pursuant to the terms of our 2007 Equity Incentive Plan. We elected to allow our employees who are not executive officers to sell shares of our common stock received upon the vesting and settlement of the Pre-2013 RSUs in February 2014 in the public market in order to satisfy their income tax obligations related to the vesting and settlement of such awards. In addition, we undertook a net settlement of vested Pre-2013 RSUs held by our executive officers upon satisfaction of the performance condition for the Pre-2013 RSUs in February 2014 and withheld shares and remitted income tax on behalf of the applicable executive officers of $15.1 million in cash at the applicable minimum statutory rates. We may net settle RSUs in the future and use cash to pay employees’ tax withholding obligations in connection with such settlements.

Credit Facility

In October 2013, we entered into a revolving credit agreement with certain lenders which provides for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. Loans under the credit facility bear interest, at our option, at (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.00% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 1.75%. This margin is determined based on our total leverage ratio for the preceding four fiscal quarter period. We are also obligated to pay other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Our obligations under the credit facility are guaranteed by one of our wholly-owned subsidiaries. As of June 30, 2014, no amounts were drawn under the credit facility.

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

Cash provided by operating activities in the six months ended June 30, 2014 was $124.4 million, an increase in cash inflow of $114.7 million compared to the six months ended June 30, 2013. Cash provided by operating activities was driven by a net loss of $277.0 million, as adjusted for the exclusion of non-cash expenses totaling $364.7 million, of which $284.8 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflow of $36.7 million.

Cash provided by operating activities in the six months ended June 30, 2013 was $9.7 million. Cash provided by operating activities was driven by a net loss of $69.3 million, as adjusted for the exclusion of non-cash expenses totaling $87.6 million and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $8.7 million.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities and acquisitions of businesses and purchases of intangible assets.

Cash used in investing activities in the six months ended June 30, 2014 was $99.6 million, an increase in cash outflow of $77.2 million compared to the six months ended June 30, 2013. The increase in cash outflow was due to an increase in the purchases of marketable securities of $803.4 million, an increase in cash used as acquisition consideration and purchases of intangible assets of $130.6 million and a $76.6 million increase in purchases of property and equipment and restricted cash. Such decreases in cash flow were partially offset by the increase of proceeds from sales and maturities of marketable securities of $933.4 million.

We anticipate making capital expenditures in 2014 of approximately $330 million to $390 million, a portion of which we will finance through capital leases, as we continue to expand our co-located data centers and our office facilities.

Financing Activities

Our primary financing activities consisted of issuances of securities (including in the past, private sales of convertible preferred stock), capital lease financing and stock option exercises by employees and other service providers.

Cash used in financing activities in the six months ended June 30, 2014 was $23.1 million, a decrease in cash outflow of $2.3 million compared to the six months ended June 30, 2013. The decrease in cash outflow was due to an increase in proceeds from option exercises and purchases under our ESPP, partially offset by tax payments related to net share settlement of equity awards and an increase in repayments of capital lease obligations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2014.

Contractual Obligations

Our principal commitments consist of obligations under capital and operating leases for equipment, office space and co-located data center facilities. The following table summarizes our commitments to settle contractual obligations in cash as of June 30, 2014.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Operating lease obligations	$829,086	$39,619	$228,380	$240,338	$320,749
Capital lease obligations	213,521	56,248	139,413	17,860	-
Total contractual obligations	$1,042,607	$95,867	$367,793	$258,198	$320,749

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

Post-2013 RSUs are not subject to a performance condition in order to vest. The service condition for a majority of the Post-2013 RSUs is satisfied over a period of four years. Under the terms of our 2007 Plan, the shares underlying Post-2013 RSUs that satisfy the service condition are to be delivered to holders no later than the fifteenth day of the third month following the end of the calendar year the service condition is satisfied. The stock-based compensation expense associated with the Post-2013 RSUs is recorded net of estimated forfeiture on a straight-line basis over the requisite service period.

Summary of Projected Stock-Based Compensation Expense, Net of Estimated Forfeitures

				Beyond
	2014	2015	2016	2016	Total
	(Unaudited, in thousands)
Pre-2013 RSUs	$43,064	$42,550	$8,954	$499	$95,067
Post-2013 RSUs	230,360	429,680	340,787	225,369	1,226,196
Restricted Common Stock	23,659	39,149	20,246	11,391	94,445
Stock Options	9,268	14,244	5,719	1,032	30,263
ESPP	14,373	783	—	—	15,156
Total	$320,724	$526,406	$375,706	$238,291	$1,461,127

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 – “Description of Business and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of June 30, 2014, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $4.4 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency transaction gains and losses were not significant in the three and six months ended June 30, 2014 and June 30, 2013. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Translation Exposure

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive income (loss) which is part of stockholders’ equity.

Revenue and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include the Euros, British Pound and Japanese Yen. The statements of operations of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions would result in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses would increase if the U.S. dollar weakens against foreign currencies. Foreign currency translation gains and losses were not significant in the three and six months ended June 30, 2014 and June 30, 2013.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are currently involved in, and will likely in the future be involved in, legal proceedings, claims and government investigations in the ordinary course of business. We are involved in litigation, and may in the future be involved in litigation, with third parties asserting, among other things, infringement of their intellectual property rights. In addition, the nature of our business exposes us to claims related to defamation, rights of publicity and privacy, and personal injury torts resulting from information that is published or made available on our platform. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Although the results at this time of the legal proceedings, claims and government investigations in which we are involved cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business, financial condition or operating results.

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

The size of our user base and our users’ level of engagement are critical to our success. We had 271 million average MAUs in the three months ended June 30, 2014, which was a 24% increase from 218 million average MAUs in the three months ended June 30, 2013. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Argentina, France, India, Japan, Saudi Arabia and South Africa, to continue to be higher than our user growth rate in the United States. To the extent our user growth rate slows, our success will become increasingly dependent on our ability to increase levels of user engagement and ad engagement on Twitter. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated 89% of our revenue from advertising in both the fiscal year ended December 31, 2013 and the six months ended June 30, 2014. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in the industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Advertising agencies and potential new advertisers may view our Promoted Products as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile and traditional advertising platforms. Our advertising revenue could be adversely affected by a number of other factors, including:

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

Competition for users of our products and services is intense. Although we have developed a new global platform for public self-expression and conversation in real time, we face strong competition in our business. We compete against many companies to attract and engage users, including companies which have greater financial resources and substantially larger user bases, such as Facebook (including Instagram), Google, LinkedIn, Microsoft and Yahoo, which offer a variety of Internet and mobile device-based products, services and content. For example, Facebook operates a social networking site with significantly more users than Twitter and has been introducing features similar to those of Twitter. In addition, Google may use its strong position in one or more markets to gain a competitive advantage over us in areas in which we operate, including by integrating competing features into products or services they control. As a result, our competitors may draw users towards their products or services and away from ours. This could decrease the growth or engagement of our user base, which, in turn, would negatively affect our business. We also compete against smaller companies, such as Sina Weibo, LINE and Kakao, each of which is based in Asia.

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
•

the occurrence of planned significant events, such as the World Cup, Super Bowl, Champions League Final, Olympics and the Oscars, or unplanned significant events, such as natural disasters and political revolutions;

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

We make our products and services available across a variety of operating systems and through websites. We are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox. Any changes in such systems, devices or web browsers that degrade the functionality of our products and services, limit our ability to target or measure the effectiveness of ads, impose fees related to our products or services or give preferential treatment to competitive products or services could adversely affect usage of our products and services. Further, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our products and services work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a majority of our users access our products and services through mobile devices, we are particularly dependent on the interoperability of our products and services with mobile devices and operating systems. We may not be successful in developing relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our products and services, particularly on their mobile devices, our user growth and engagement could be harmed, and our business and operating results could be adversely affected.

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

If our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 78% of our average MAUs in the three months ended June 30, 2014, but our international revenue, as determined based on the billing location of our advertisers, was only 33% of our consolidated revenue in the three months ended June 30, 2014. Our inability to successfully expand internationally could adversely affect our business, financial condition and operating results.

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

Since our inception, we have incurred significant operating losses, and, as of June 30, 2014, we had an accumulated deficit of $1.27 billion. Although our revenue has grown rapidly, increasing from $28.3 million in 2010 to $664.9 million in 2013, we expect that our revenue growth rate will slow in the future as a result of a variety of factors, including the gradual slowdown in the growth rate of our user base. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully develop new products and services and expand internationally. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

We elected to allow our employees who are not executive officers to sell shares of our common stock received upon the vesting and settlement of the Pre-2013 RSUs in February 2014 in the public market in order to satisfy their income tax obligations related to the vesting and settlement of such awards. In addition, we undertook a net settlement of vested Pre-2013 RSUs held by our executive officers upon satisfaction of the performance condition for the Pre-2013 RSUs in February 2014 and withheld shares and remitted income tax on behalf of the applicable executive officers of $15.1 million in cash at the applicable minimum statutory rates.

As of June 30, 2014, we had unrecognized stock-based compensation expense of approximately $1.46 billion related to outstanding equity awards, after giving effect to estimated forfeitures, which we expect to recognize over a weighted-average period of approximately three years. The stock-based compensation expenses related to our outstanding equity awards will have a significant negative impact on our ability to generate net income on a GAAP basis in 2014.

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

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. As of June 30, 2014, we had approximately 3,300 employees, an increase of over 3,100 employees since January 1, 2010. We intend to continue to make substantial investments to expand our operations, research and development, sales and marketing and general and administrative organizations, as well as our international operations. We face significant competition for employees, particularly engineers, designers and product managers, from other Internet and high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. In addition, as we have grown, we have significantly expanded our operating lease commitments. As we continue to grow, we are subject to the risks of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and to the challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. In addition, we may not be able to innovate or execute as quickly as a smaller, more efficient organization. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

One of the reasons people come to Twitter is for real-time information. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses and denial of service or fraud or security attacks. In March 2014, we experienced unexpected complications that made Twitter unavailable for many users for approximately fifteen minutes. We rolled back the change as soon as we identified the issue and Twitter was fully recovered within approximately forty-five minutes of the initial service disruption. Additionally, although we are investing significantly to improve the capacity, capability and reliability of our infrastructure, we are not currently serving traffic equally through our co-located data centers that support our platform. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our products and services may become inaccessible to the public or the public may experience difficulties accessing our products and services. For example, in July 2012, due to the failure of two parallel systems at nearly the same time in one of our data centers, Twitter became inaccessible for approximately two hours. Any disruption or failure in our infrastructure could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business.

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

Governments have sought, and may in the future seek, to censor content available through our products and services, restrict access to our products and services from their country entirely or impose other restrictions that may affect the accessibility of our products and services for an extended period of time or indefinitely. For example, domestic Internet service providers in China have blocked access to Twitter, and other countries, including Iran, Libya, Pakistan, Turkey and Syria, have intermittently restricted access to Twitter, and we believe that access to Twitter has been blocked in these countries primarily for political reasons. In addition, governments in these or other countries may seek to restrict access to our products and services if they consider us to be in violation of their laws based on our decisions around user content, providing user information in response to governmental requests, or other matters. In the event that access to our products and services is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to retain or increase our user base and user engagement may be adversely affected, and our operating results may be harmed.

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

Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, we experienced a service outage in June 2012 during which Twitter was inaccessible for approximately two hours as a result of a cascading software bug in one of our infrastructure components. Some errors in our software code may only be discovered after the product or service has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of platform partners, loss of advertisers or advertising revenue or liability for damages, any of which could adversely affect our business and operating results.

Our business is subject to complex and evolving U.S. and foreign laws and regulations. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or declines in user growth, user engagement or ad engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, rights of publicity, data protection, content regulation, intellectual property, competition, protection of minors, consumer protection, credit card processing and taxation. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. The introduction of new products or services may subject us to additional laws and regulations. In addition, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, regulation relating to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for entities processing personal information and significant penalties for non-compliance. Additionally, a European Parliament Inquiry has recently indicated that it will recommend suspension of the EU – U.S. Safe Harbor Framework as part of this regulation. We rely upon the EU – U.S. Safe Harbor Framework to transfer certain personal information of European Union residents to the United States, and revocation of the Safe Harbor Framework could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. Any of these could disrupt our business. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning user behavior on the Internet, including regulation aimed at restricting certain online tracking and targeted advertising practices. Additionally, recent amendments to U.S. patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement. We currently allow use of our platform without the collection of extensive personal information, such as age. We may experience additional pressure to expand our collection of personal information in order to comply with new and additional regulatory demands or we may independently decide to do so. Having additional personal information may subject us to additional regulation. Further, it is difficult to predict how existing laws and regulations will be applied to our business and the new laws and regulations to which we may become subject, and it is possible that they may be interpreted and applied in a manner that is inconsistent from country to country and inconsistent with our current policies and practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products and services, result in negative publicity, significantly increase our operating costs, require significant time and attention of management and technical personnel and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

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

We also seek to obtain patent protection for some of our technology and as of June 30, 2014, we had 962 issued U.S. patents. We may be unable to obtain patent or trademark protection for our technologies and brands, and our existing patents and trademarks, and any patents or trademarks that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents and trademarks may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

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

Companies in the Internet, technology and media industries are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. Many companies in these industries, including many of our competitors, have substantially larger patent and intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for patent, or other intellectual property infringement. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert claims in order to extract value from technology companies. From time to time we receive claims from third parties which allege that we have infringed upon their intellectual property rights. In this regard, we recently received a letter from International Business Machines Corporation, or IBM, alleging that we infringe on at least three U.S. patents held by IBM, and inviting us to negotiate a business resolution of the allegations. In December 2013, we acquired over 900 patents from IBM, which significantly increases the size of our patent portfolio and entered into a patent cross-license. Further, from time to time we may introduce new products and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, although our standard terms and conditions for our Promoted Products and public APIs do not provide advertisers and platform partners with indemnification for intellectual property claims against them, some of our agreements with advertisers, platform partners and data partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such advertisers, platform partners and data partners may also discontinue use of our products, services and technologies as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business.

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

The numbers of our active users and timeline views are calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that false or spam accounts represent less than 5% of our MAUs . However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Our metrics are also affected by mobile applications that automatically contact our servers for regular updates with no discernable user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. The calculations of MAUs presented in this Quarterly Report on Form 10-Q may be affected by this activity. The impact of this automatic activity on our metrics varies by geography because mobile application usage varies in different regions of the world. In addition, our data regarding user geographic location is based on the IP address associated with the account when a user initially registered the account on Twitter. The IP address may not always accurately reflect a user’s actual location at the time of user engagement on our platform.

We present and discuss timeline views in this Quarterly Report on Form 10-Q. We have estimated a small percentage of timeline views in the three months ended September 30, 2013 to account for certain timeline views that were logged incorrectly during the quarter as a result of a product update. We believe this estimate to be reasonable, but the actual number could differ from our estimate. Further, timeline views in the year ended December 31, 2012 exclude an immaterial number of timeline views in our mobile applications, certain of which were not fully tracked until June 2012. We present and discuss our total audience based on both internal metrics and data from Google Analytics, which measures unique visitors to our properties.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 1, 2010 to June 30, 2014, we increased the size of our workforce by more than 3,100 full-time employees, and we expect to continue to hire aggressively as we expand. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Moreover, liquidity available to our employee securityholders following our initial public offering could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

We rely in part on application marketplaces and Internet search engines to drive traffic to our products and services, and if we fail to appear high up in the search results or rankings, traffic to our platform could decline and our business and operating results could be adversely affected.

We rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our mobile applications. In the future, Apple, Google or other operators of application marketplaces may make changes to their marketplaces which make access to our products and services more difficult. We also depend in part on Internet search engines, such as Google, Bing and Yahoo, to drive traffic to our website. For example, when a user types an inquiry into a search engine, we rely on a high organic search result ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high organic search result rankings is not within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. For example, Google has integrated its social networking offerings, including Google+, with certain of its products, including search, which has negatively impacted the organic search ranking of our webpages. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ SEO efforts are more successful than ours, the growth in our user base could slow. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our mobile applications or website through application marketplaces and search engines could harm our business and operating results.

More people are using devices other than personal computers to access the Internet and new platforms to produce and consume content, and we need to continue to promote the adoption of our mobile applications, and our business and operating results may be harmed if we are unable to do so.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as net books and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended June 30, 2014, 81% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. It is difficult to predict the problems we may encounter in adapting our products and services and developing competitive new products and services that are compatible with new devices or platforms. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

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

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, or Section 404, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. However, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we will be required to furnish an annual management report on the effectiveness of our internal control over financial reporting pursuant to Section 404.  This assessment will need to disclose any material weaknesses identified by our management in our internal control over financial reporting. Additionally, our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the price of our common stock.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company, as defined in the JOBS Act, at the end of this fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions this year. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Our income tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology (or other intangible assets) or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial condition and operating results. We are subject to review and audit by U.S. federal and state and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations or accounting principles. Greater than anticipated tax expenses, or disputes with tax authorities, could adversely impact our operating results.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2014, we had recorded a total of $620.1 million of goodwill and intangible assets related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

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

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and holders of 5% or more of our common stock collectively beneficially own approximately 46.6% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our executive officers, directors and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 46.6% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2014. As a result, these stockholders, if acting together, are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

The trading market for our common stock is influenced, to some extent, by the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analysts who cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 1, 2014, Twitter issued 464,913 shares of common stock to former stockholders of Gnip, Inc. in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act. In addition, during the three months ended June 30, 2014, Twitter issued a total of 1,648,256 shares of common stock in connection with the acquisition of four other companies, all in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act.

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

Issuer Purchases of Equity Securities

None

Item 5. OTHER INFORMATION

On August 8, 2014, the Compensation Committee of Twitter’s board of directors amended and restated its Change of Control Severance Policy, or the Policy, to add severance protection for an eligible employee’s involuntary termination not in connection with a change of control and to amend the definition of involuntary termination to include an eligible employee’s voluntary termination for “good reason” whether or not in connection with a change of control).  All of Twitter’s executive officers, including its named executive officers, are eligible employees. The potential benefits for each eligible employee who signs and does not revoke a release of claims in connection with his or her involuntary termination of employment would be as specified in the participation agreement between that eligible employee and Twitter, and include (i) a lump sum severance payment equal to 100% of such eligible employee’s annual base salary in whether or in connection with a change of control, (ii) payment for up to 12 months of COBRA premiums to continue health insurance coverage for such eligible employee and his or her eligible dependents that were covered under our healthcare plan in connection with a change of control, and 6 months of such premiums not in connection with a change of control, and (iii) acceleration of vesting of 50% (or 100% in the case of Twitter’s CEO and CFO) of the shares underlying all unvested equity awards held by such eligible employee immediately prior to such involuntary termination in connection with a change of control, and 12.5% for all eligible employees (including Twitter’s CEO and CFO) not in connection with a change of control. In connection with these modifications, the policy was renamed the Change of Control and Involuntary Termination Protection Policy.

On August 8, 2014, the Compensation Committee approved an amendment and restatement of the Change of Control Severance Policy Participation Agreement with Mike Gupta, or the Amended Agreement, the Company’s Senior Vice President, Strategic Investments, named executive officer and outgoing chief financial officer, to provide Mr. Gupta with certain severance benefits, whether or not in connection with a change of control, and prior to February 28, 2015 for any reason.

The foregoing descriptions of the Policy and the Amended Agreement is qualified in their entirety by reference to the full text of the Change of Control and Involuntary Termination Protection Policy and the Amended Agreement, which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated by reference.

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

TWITTER, INC.

Date: August 11, 2014	By:	/s/ Richard Costolo
Richard Costolo
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Mike Gupta
Mike Gupta
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Twitter, Inc. Change of Control Severance Policy.
10.2	Amended and Restated Change of Control Severance Policy Participation Agreement between Twitter, Inc. and Mike Gupta.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Linkbase Document.
101.CAL*	XBRL Taxonomy Definition Linkbase Document.
101.DEF*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
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

*

Pursuant to applicable securities laws and regulations, these interactive data files are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed furnished and not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.