Form 10-Q
period 2014-09-30
TWITTER, INC.
filed 2014-11-06
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2014 was 634,511,461.

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

Our metrics are also affected by third-party applications that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the users associated with such applications as active users on the day or days such contact occurs.  In the three months ended September 30, 2014, approximately 11.5% of all active users solely used third-party applications to access Twitter.  However, only up to approximately 8.5% of all active users used third-party applications that may have automatically contacted our servers for regular updates without any discernable additional user-initiated action.  The calculations of MAUs presented in this Quarterly Report on Form 10-Q may be affected as a result of automated activity.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$2,252,795	$841,010
Short-term investments	1,394,887	1,393,044
Accounts receivable, net of allowance for doubtful accounts of $4,102 and $2,020 as of September 30, 2014 and December 31, 2013, respectively	324,731	247,328
Prepaid expenses and other current assets	201,472	93,297
Total current assets	4,173,885	2,574,679
Property and equipment, net	503,958	332,662
Intangible assets	115,346	77,627
Goodwill	622,638	363,477
Other assets	32,827	17,795
Total assets	$5,448,654	$3,366,240
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$30,619	$27,994
Accrued and other current liabilities	301,330	110,310
Capital leases, short-term	110,527	87,126
Total current liabilities	442,476	225,430
Convertible notes	1,293,604	—
Capital leases, long-term	121,621	110,520
Deferred and other long-term tax liabilities, net	29,420	59,500
Other long-term liabilities	36,495	20,784
Total liabilities	1,923,616	416,234
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 632,158 and 569,922 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	4,973,349	3,944,952
Accumulated other comprehensive loss	(1,220)	(323)
Accumulated deficit	(1,447,094)	(994,626)
Total stockholders' equity	3,525,038	2,950,006
Total liabilities and stockholders' equity	$5,448,654	$3,366,240

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$361,266	$168,580	$923,924	$422,215
Costs and expenses
Cost of revenue	124,166	62,239	309,696	154,067
Research and development	183,342	87,307	509,828	199,144
Sales and marketing	164,015	61,214	410,511	138,911
General and administrative	51,174	21,152	134,602	56,248
Total costs and expenses	522,697	231,912	1,364,637	548,370
Loss from operations	(161,431)	(63,332)	(440,713)	(126,155)
Interest income (expense), net	(5,795)	(1,727)	(10,472)	(4,473)
Other income (expense), net	(8,079)	818	(5,501)	(1,730)
Loss before income taxes	(175,305)	(64,241)	(456,686)	(132,358)
Provision (benefit) for income taxes	159	360	(4,218)	1,494
Net loss	$(175,464)	$(64,601)	$(452,468)	$(133,852)
Net loss per share attributable to common stockholders:
Basic	$(0.29)	$(0.48)	$(0.76)	$(1.02)
Diluted	$(0.29)	$(0.48)	$(0.76)	$(1.02)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	614,395	133,699	596,722	131,196
Diluted	614,395	133,699	596,722	131,196

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(175,464)	$(64,601)	$(452,468)	$(133,852)
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	(153)	42	(231)	10
Foreign currency translation adjustment	(1,266)	268	(666)	304
Net change in accumulated other comprehensive loss	(1,419)	310	(897)	314
Comprehensive loss	$(176,883)	$(64,291)	$(453,365)	$(133,538)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(452,468)	$(133,852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	145,737	77,670
Stock-based compensation expense	454,382	79,170
Provision for bad debt	2,944	758
Deferred income tax benefit	(9,737)	(492)
Non-cash acquisition-related costs	320	566
Amortization of investment premium and other	9,420	2,124
Amortization of discount on convertible notes	2,411	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	(77,833)	(34,262)
Prepaid expenses and other assets	(140,710)	(2,410)
Accounts payable	5,298	(8,292)
Accrued and other liabilities	98,714	23,286
Net cash provided by operating activities	38,478	4,266
Cash flows from investing activities
Purchases of property and equipment	(132,839)	(46,628)
Purchases of marketable securities	(1,617,415)	(281,574)
Proceeds from maturities of marketable securities	1,522,582	300,167
Proceeds from sales of marketable securities	168,168	34,765
Restricted cash	(11,029)	(7,541)
Business combinations, net of cash acquired and purchases of intangible assets	(165,177)	(8,072)
Net cash used in investing activities	(235,710)	(8,883)
Cash flows from financing activities
Proceeds from issuance of convertible notes	1,800,000	—
Convertible notes initial issuance discount	(27,475)	—
Purchases of convertible note hedges	(387,450)	—
Proceeds from issuance of warrants	275,130	—
Taxes paid related to net share settlement of equity awards	(16,168)	—
Repayments of capital lease obligations	(75,076)	(49,242)
Proceeds from exercise of stock options, net of repurchase	25,027	6,937
Proceeds from issuances of common stock under employee stock purchase plan	21,224	—
Other financing activities	(2,662)	(1,125)
Net cash provided by (used in) financing activities	1,612,550	(43,430)
Net increase (decrease) in cash and cash equivalents	1,415,318	(48,047)
Foreign exchange effect on cash and cash equivalents	(3,533)	423
Cash and cash equivalents at beginning of period	841,010	203,328
Cash and cash equivalents at end of period	$2,252,795	$155,704
Supplemental disclosures of non-cash investing and financing activities
Common and convertible preferred stock issued in connection with acquisitions	$147,958	$112,945
Equipment purchases under capital leases	$110,409	$95,500
Changes in accrued equipment purchases	$14,345	$16,522
Unpaid deferred offering costs	$—	$2,786

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

Convertible Notes Offering

In September 2014, the Company issued $900.0 million principal amount of 0.25% convertible senior notes due 2019 (the “2019 Notes”) and $900.0 million principal amount of 1.00% convertible senior notes due 2021 (the “2021 Notes” and together with the 2019 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. The total net proceeds from this offering, after deducting initial purchasers’ discount and debt issuance costs, were approximately $1.77 billion.

Concurrently with the issuance of the 2019 Notes and 2021 Notes, the Company entered into convertible note hedge transactions for which it paid $387.5 million. In addition, the Company sold warrants for which it received $275.1 million.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted this guidance prospectively for unrecognized tax benefits as of January 1, 2014. The application of this guidance resulted in a $15.8 million decrease in net deferred tax assets and the related liability for unrecognized tax benefits upon adoption.

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

In June 2014, the FASB issued a new accounting standard update on stock-based compensation when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. Adoption of this new accounting standard update is expected to have no impact to the Company’s financial statements.

Note 2. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$1,626,946	$164,135
Money market funds	330,849	229,529
U.S. government and agency securities including treasury bills	141,549	251,593
Corporate notes and commercial paper	153,451	195,753
Total cash and cash equivalents	$2,252,795	$841,010
Short-term investments:
U.S. government and agency securities including treasury bills	$652,936	$785,536
Corporate notes, certificates of deposit and commercial paper	741,951	607,508
Total short-term investments	$1,394,887	$1,393,044

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	September 30, 2014
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. Government and agency securities including treasury bills	$652,908	$50	$(22)	$652,936
Corporate notes, certificates of deposit and commercial paper	742,290	27	(366)	741,951
Total available-for-sale securities classified as short-term investments	$1,395,198	$77	$(388)	$1,394,887

	December 31, 2013
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. Government and agency securities including treasury bills	$785,535	$22	$(21)	$785,536
Corporate notes, certificates of deposit and commercial paper	607,590	11	(93)	607,508
Total available-for-sale securities classified as short-term investments	$1,393,125	$33	$(114)	$1,393,044

The securities classified as cash and cash equivalents on the consolidated balance sheets are not included in the tables above as the gross unrealized gains and losses were immaterial for each period and the carrying value approximates fair value because of the short maturity period of these instruments.

The following tables show all short-term investments in an unrealized loss position for which other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2014
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Government and agency securities including treasury bills	$219,392	$(22)	$—	$—	$219,392	$(22)
Corporate notes, certificates of deposit and commercial paper	445,403	(366)	—	—	445,403	(366)
Total short-term investments in an unrealized loss position	$664,795	$(388)	$—	$—	$664,795	$(388)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Government and agency securities including treasury bills	$230,478	$(21)	$—	$—	$230,478	$(21)
Corporate notes, certificates of deposit and commercial paper	171,894	(93)	—	—	171,894	(93)
Total short-term investments in an unrealized loss position	$402,372	$(114)	$—	$—	$402,372	$(114)

Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above as the Company believes that the decrease in fair value of these securities is temporary and expects to recover up to (or beyond) the initial cost of investment for these securities.

Note 3. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 based on the three-tier fair value hierarchy (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$330,849	$—	$—	$330,849
Treasury bills	141,549	—	—	141,549
Commercial paper	—	153,451	—	153,451
Short-term investments:
Treasury bills	68,474	—	—	68,474
Commercial paper	—	164,033	—	164,033
Corporate notes	—	532,332	—	532,332
U.S. government securities	—	584,462	—	584,462
Certificates of deposit	—	45,586	—	45,586
Total	$540,872	$1,479,864	$—	$2,020,736

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$229,529	$—	$—	$229,529
Treasury bills	244,048	—	—	244,048
Commercial paper	—	194,742	—	194,742
U.S. government securities	—	7,545	—	7,545
Corporate notes	—	1,011	—	1,011
Short-term investments:
Treasury bills	265,878	—	—	265,878
Agency securities	—	18,286	—	18,286
Commercial paper	—	272,617	—	272,617
Corporate notes	—	255,546	—	255,546
U.S. government securities	—	501,372	—	501,372
Certificates of deposit	—	79,345	—	79,345
Total	$739,455	$1,330,464	$—	$2,069,919

The fair value of the Company’s Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets is based on inputs that are directly or indirectly observable in the market, including the readily-available pricing sources for the identical underlying security that may not be actively traded.

The estimated fair value of our 2019 Notes and 2021 Notes based on a market approach was approximately $879.9 million and $882.3 million respectively, which represents a Level 2 valuation.  The estimated fair value was determined based on the quoted closing price of the Notes in an over-the-counter market on September 30, 2014.

Note 4. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	September 30,	December 31,
	2014	2013
Property and equipment, net
Equipment	$535,092	$367,949
Furniture and leasehold improvements	113,069	54,965
Capitalized software	78,436	47,290
Construction in progress	61,743	29,523
Total	788,340	499,727
Less: Accumulated depreciation and amortization	(284,382)	(167,065)
Property and equipment, net	$503,958	$332,662

Note 5. Goodwill and Other Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2013	$363,477
Gnip acquisition	104,747
Other acquisitions	155,054
Foreign currency translation adjustment	(640)
Balance as of September 30, 2014	$622,638

For each of the period presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of other intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
September 30, 2014:
Patents and developed technologies	$153,497	$(64,170)	$89,327
Publisher and advertiser relationships	32,000	(7,439)	24,561
Assembled workforce	1,960	(1,092)	868
Other intangible assets	1,100	(510)	590
Total	$188,557	$(73,211)	$115,346
December 31, 2013:
Patents and developed technologies	$100,553	$(45,440)	$55,113
Publisher and advertiser relationships	21,100	(1,248)	19,852
Assembled workforce	1,960	(300)	1,660
Other intangible assets	1,100	(98)	1,002
Total	$124,713	$(47,086)	$77,627

Amortization expense associated with other intangible assets for the three months ended September 30, 2014 and 2013 was $11.8 million and $3.8 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $26.1 million and $11.0 million, respectively.

Estimated future amortization expense as of September 30, 2014 is as follows (in thousands):

Remainder of 2014	$10,095
2015	35,555
2016	26,391
2017	11,624
2018	9,832
Thereafter	21,849
Total	$115,346

Note 6. Other Balance Sheet Components

Prepaid and other current assets

The following table presents the detail of prepaid and other current assets for the periods presented (in thousands):

	September 30,	December 31,
	2014	2013
Deferred income taxes, net	$31,107	$62,122
Prepaid and other	170,365	31,175
Total	$201,472	$93,297

Accrued and other current liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	September 30,	December 31,
	2014	2013
Accrued compensation	$82,970	$29,882
Unsettled purchases of marketable securities	76,670	—
Accrued fixed assets and maintenance	30,166	5,697
Deferred revenue	21,881	14,479
Accrued publisher payments	20,819	15,370
Accrued professional services	10,301	7,089
Accrued tax liabilities	17,341	9,515
Accrued other	41,182	28,278
Total	$301,330	$110,310

Note 7. Acquisitions

In May 2014, the Company completed its acquisition of privately held Gnip, Inc. (“Gnip”), a leading provider of social data and analytics headquartered in Boulder, Colorado. The acquisition is expected to allow the Company to further enhance its data analytics capabilities. Under the terms of the acquisition, the Company agreed to pay $107.3 million in cash and issue a total of 0.6 million shares of its common stock, including shares of restricted stock subject to continued employment, in consideration for all of the issued and outstanding shares of capital stock of Gnip.  In addition, the Company agreed to issue up to 0.4 million shares of the Company’s common stock as a result of assumed Gnip equity awards held by individuals, who will continue to provide services to the Company. The fair value of the total consideration of $134.1 million, including the earned portion of assumed stock options and other equity awards, was preliminarily allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values at closing as follows: $23.2 million to developed technology, $9.3 million to customer relationships, $9.1 million to tangible assets acquired, $5.8 million to liabilities assumed, $6.4 million to deferred tax liability recorded, and the excess $104.7 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the potential expansion and future development of the Company’s data products, expected synergies arising from the acquisition and the value of acquired talent. Goodwill is not expected to be deductible for U.S. income tax purposes. Both developed technology and customer relationships will be amortized on a straight-line basis over their estimated useful life of 60 months. The discounted cash flow method, which calculates the fair value of an asset based on the value of cash flows that the asset is expected to generate in the future, was used to estimate the fair value of these intangible assets acquired.

During the nine months ended September 30, 2014, the Company acquired eight other companies, which were accounted for as business combinations. The total purchase price of $188.1 million (paid in shares of the Company’s common stock having a total fair value of $121.2 million and cash of $66.9 million) for these acquisitions was preliminarily allocated as follows: $28.1 million to developed technologies, $1.6 million to customer relationships, $6.5 million to net tangible assets acquired based on their estimated fair value on the acquisition date, $3.2 million to deferred tax liability, and the excess $155.1 million of the purchase price over the fair value of net assets acquired to goodwill. Goodwill resulting from these acquisitions is not expected to be deductible for U.S. income tax purposes. Developed technologies and customer relationships will be amortized on a straight-line basis over their estimated useful lives of 12 to 48 months.

In connection with all of the acquisitions completed during the nine months ended September 30, 2014, the Company also agreed to pay cash and shares of the Company’s common stock with a total fair value up to $97.7 million, which is to be paid to certain employees of the acquired entities contingent upon their continued employment with the Company. The Company recognizes compensation expense related to the cash and equity consideration over the requisite services periods of up to 48 months from the respective acquisition dates on a straight-line basis. In addition, the Company will recognize approximately $16.9 million of stock-based compensation expense in relation to these assumed stock options over the remaining requisite service periods of up to 48 months from the respective acquisition dates on a straight-line basis, excluding the fair value of the assumed stock options that was allocated and recorded as part of the purchase price for the portion of the service period completed prior to the closing of the applicable acquisition.

The results of operations for each of these acquisitions have been included in the Company’s consolidated statements of operations since the date of acquisition. Pro forma revenue and results of operations for these acquisitions have not been presented because they do not have a material impact to the consolidated revenue and results of operations, either individually or in aggregate.

Note 8. Net Loss per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. Prior to their conversion to common stock, the Company also considered all series of the Company’s redeemable convertible preferred stock and convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend was paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three and nine months ended September 30, 2014 and 2013 were not allocated to these participating securities.

Basic net loss per share is computed by dividing total net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the three and nine months ended September 30, 2014 and 2013, the Company’s potential common stock instruments such as stock options, RSUs, shares to be issued under the Employee Stock Purchase Plan (“ESPP”), shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(175,464)	$(64,601)	$(452,468)	$(133,852)
Basic shares:
Weighted-average common shares outstanding	624,205	140,438	605,756	137,486
Weighted-average restricted stock subject to repurchase	(9,810)	(6,739)	(9,034)	(6,290)
Weighted-average shares used to compute basic net loss per share	614,395	133,699	596,722	131,196
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	614,395	133,699	596,722	131,196
Net loss per share attributable to common stockholders:
Basic	$(0.29)	$(0.48)	$(0.76)	$(1.02)
Diluted	$(0.29)	$(0.48)	$(0.76)	$(1.02)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Nine Months Ended September 30,
	2014	2013
Stock options	22,327	42,709
RSUs	74,114	41,733
Employee stock purchase plan	1,147	—
Shares subject to repurchase	10,070	7,520
Warrants	23,183	117

Since the Company expects to settle the principal amount of the outstanding Notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.  The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $77.64 per share for the Notes.

If the average market price of the common stock exceeds the exercise price of the warrants, $105.28, the warrants will have a dilutive effect on the earnings per share assuming that the Company is profitable.  Since the average market price of the common stock is below $105.28, the warrants are anti-dilutive.

Note 9. Common Stock and Stockholders’ Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors. As of September 30, 2014, no dividends have been declared.

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

The activities for the restricted common stock issued to employees for the nine months ended September 30, 2014 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2013	6,866	$17.60
Granted	2,467	$33.80
Vested	(2,256)	$17.18
Canceled	(98)	$13.46
Unvested restricted common stock at September 30, 2014	6,979	$23.52

During the three months ended September 30, 2014 and 2013, the Company recorded $14.2 million and $7.8 million, respectively, and recorded $38.2 million and $20.3 million during the nine months ended September 30, 2014 and 2013, respectively, of compensation expense related to restricted common stock issued to employees. As of September 30, 2014, there was $114.7 million of unamortized stock-based compensation expense related to restricted common stock issued which is expected to be recognized over a weighted-average period of 2.50 years. To the extent the actual forfeiture rate is different from the Company’s estimate, stock-based compensation expense related to these stock awards will be different.

Equity Incentive Plans

As of September 30, 2014, the total number of RSUs and options outstanding under the 2013 Equity Incentive Plan was 26.2 million shares, and 79.3 million shares were available for future issuance. There were 68.2 million shares underlying options and RSUs outstanding under the 2007 Equity Incentive Plan as of September 30, 2014. No additional equity awards will be issued under the 2007 Equity Incentive Plan.

Under the 2007 Equity Incentive Plan, RSUs granted to domestic and international employees prior to February 2013 (“Pre-2013 RSUs”) vest upon the satisfaction of both a service condition and a performance condition. The service condition for these awards is generally satisfied over four years. The performance condition was satisfied in February 2014 pursuant to the terms of the 2007 Equity Incentive Plan. An aggregate of 17.1 million shares of common stock were issued as a result of vesting and settlement of the Pre-2013 RSUs in the first quarter of 2014.  During the same period, the Company's employees who are not executive officers were allowed to sell a portion of vested and settled Pre-2013 RSUs in the public market to satisfy the income tax obligations related to the vesting and settlement of such awards.  The proceeds from selling the shares required to satisfy the employees' minimum statutory tax obligation were withheld and remitted to the appropriate tax authorities. RSUs granted to domestic employees starting in February 2013 (“Post-2013 RSUs”) are not subject to a performance condition in order to vest. The majority of Post-2013 RSUs vest over a service period of four years. Under the terms of the 2007 Equity Incentive Plan and the 2013 Equity Incentive Plan, the shares underlying Post-2013 RSUs that satisfy the service condition are to be delivered to holders no later than the fifteenth day of the third month following the end of the calendar year the service condition is satisfied, or if later, the end of the Company’s tax year.

In addition, the Company undertook a net settlement of vested Pre-2013 RSUs held by the executive officers upon satisfaction of the performance condition in 2014 and withheld shares and remitted income tax of $16.2 million in cash on behalf of the applicable executive officers  at the applicable minimum statutory rates in the nine months ended September 30, 2014.  These shares withheld by the Company as a result of the net settlement of Pre-2013 RSUs are no longer considered issued and outstanding.

Employee Stock Purchase Plan

On May 15, 2014, the first purchase under the ESPP was made and employees purchased an aggregate of 1.0 million shares at a price of $22.10 per share. As of September 30, 2014, 16.7 million shares were available for future issuance under the ESPP. During the three and nine months ended September 30, 2014, the Company recorded $9.1 million and $25.8 million, respectively, of stock-based compensation expense related to the ESPP.

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2014 is as follows (in thousands, except years and per share data):

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding at December 31, 2013	42,246	$1.89	6.47	$2,609,295
Options granted	500	$42.05
Options assumed in connection with acquisitions	819	$1.60
Options exercised	(20,652)	$1.22
Options canceled	(586)	$8.24
Outstanding at September 30, 2014	22,327	$3.23	6.10	$1,079,592
Vested and expected to vest at September 30, 2014 (1)	21,885	$3.10	6.07	$1,061,031
Exercisable at September 30, 2014	17,638	$1.54	5.68	$882,557

(1)	The expected to vest options are the result of applying pre-vesting forfeiture rate assumptions to unvested options outstanding.

The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options.

The total intrinsic value of stock options exercised during the three months ended September 30, 2014 and 2013 were $265.2 million and $24.0 million, respectively and $802.3 million and $95.3 million in the nine months ended September 30, 2014 and 2013, respectively. The total grant date fair value of stock options vested during the three months ended September 30, 2014 and 2013 were $4.8 million and $4.4 million, respectively, and $10.7 million and $8.7 million in the nine months ended September 30, 2014 and 2013, respectively.

RSU Activity

The following table summarizes the activity related to the Company’s Pre- and Post-2013 RSUs for the nine months ended September 30, 2014. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2013	79,876	$19.54
Granted	22,718	$49.12
Vested	(19,403)	$19.38
Canceled	(9,077)	$20.24
Unvested and outstanding at September 30, 2014	74,114	$28.56

The fair value as of the respective vesting dates of RSUs that vested during the three and nine months ended September 30, 2014 was $469.8 million and $940.4 million, respectively and $65.2 million and $155.4 million, respectively during the three and nine months ended September 30, 2013.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employee and non-employee stock options, RSUs, shares issued under the ESPP, restricted common stock and Class A junior preferred stock in the three and nine months ended September 30, 2014 and 2013 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee	$167,249	$43,320	$447,698	$77,735
Non-employee	2,353	282	6,684	1,435
Total	$169,602	$43,602	$454,382	$79,170

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$13,596	$3,060	$37,296	$5,015
Research and development	93,973	29,180	264,784	53,377
Sales and marketing	42,884	5,742	108,232	10,356
General and administrative	19,149	5,620	44,070	10,422
Total	$169,602	$43,602	$454,382	$79,170

.

The Company capitalized $10.9 million and $3.4 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended September 30, 2014 and 2013, respectively, and $26.4 million and $6.7 million in the nine months ended September 30, 2014 and 2013, respectively.

The weighted-average grant-date fair value of stock options granted to employees, including stock assumed in connection with acquisitions, in the three months ended September 30, 2014 was $26.10 per share, and in the nine months ended September 30, 2014 and 2013 were $30.12 and $11.13 per share, respectively. The Company did not grant additional options to employees during the three months ended September 30, 2013. The fair value of stock options granted to employees and options assumed in connection with acquisitions was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected dividend yield	—	N/A	—	—
Risk-free interest rate	1.86%	N/A	1.47%	1.07%
Expected volatility	43.70%	N/A	42.54%	53.77%
Expected term (in years)	5.85	N/A	4.73	5.63

As of September 30, 2014, there was $39.7 million of unamortized stock-based compensation expense related to unvested stock options granted to employees and non-employee service providers which is expected to be recognized over a weighted-average period of 2.29 years. As of September 30, 2014, the unamortized stock-based compensation expense related to Pre- and Post-2013 RSUs of $69.0 million and $1.42 billion, respectively, is expected to be recognized over a weighted-average period of 1.99 years and 3.12 years, respectively. $5.8 million of unamortized stock-based compensation expense related to the ESPP is expected to be recognized over a period of 0.23 years. To the extent the actual forfeiture rate is different from the Company’s estimate, stock-based compensation expense related to these stock awards will be different.

Note 10. Income Taxes

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-US activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under an income tax examination by the Internal Revenue Service (IRS) for tax year 2012 and in California for tax years 2010 and 2011. The Company believes that adequate amounts have been reserved in these jurisdictions. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company recorded an income tax provision of $0.2 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and an income tax benefit of $4.2 million and an income tax provision of $1.5 million for the nine months ended September 30, 2014 and 2013, respectively. The income tax provision decreased in the three and nine months ended September 30, 2014 compared to the same periods last year, primarily due to the deferred income tax benefits related to acquisitions concluded during the second and third quarters, partially offset by increased foreign and state income tax expenses. As of September 30, 2014, based on the available objective evidence, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2014 will not be realized by the end of the 2014 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2014. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences.

During the three and nine months ended September 30, 2014, the amount of gross unrecognized tax benefits increased by $26.2 million and $62.6 million, respectively. As of September 30, 2014, the Company has $105.7 million of unrecognized tax benefits which are subject to full valuation allowance and, if recognized, will not affect the annual effective tax rate.

As a result of employee RSUs that vested in the three and nine months ended September 30, 2014, the Company’s federal net operating losses increased by approximately $435.4 million and $1.59 billion, respectively, and the state net operating losses increased by approximately $114.7 million and $418.7 million, respectively.  The portion of the increased net operating loss carryforwards related to excess tax benefits from the RSUs for the three and nine months ended September 30, 2014 was approximately $235.0 million and $1.02 billion, respectively for federal tax purposes and $61.9 million and $269.2 million, respectively for state tax purposes, the benefit of which will be credited to additional paid-in capital when realized.

Note 11. Convertible Notes

In September 2014, the Company issued $900.0 million principal amount of 2019 Notes and $900.0 million principal amount of 2021 Notes in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. The total net proceeds from this offering, after deducting transaction costs, were approximately $1.77 billion. The Company incurred a total of $27.0 million of initial purchasers’ discount and $0.5 million debt issuance costs in connection with the 2019 Notes and the 2021 Notes.

The interest rates are fixed at 0.25% and 1.00% per annum and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015.  During the three and nine months ended September 30, 2014, the Company recognized $0.2 million of interest expense related to the amortization of initial purchasers’ discount and debt issuance costs, and $0.4 million of accrued coupon interest expense.

Each $1,000 of principal of these notes will initially be convertible into 12.8793 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $77.64 per share, subject to adjustment upon the occurrence of specified events.  Holders of these notes may convert their notes at their option at any time until close of business on the second scheduled trading day immediately preceding the relevant maturity date which is March 15, 2019 for the 2019 Notes and March 15, 2021 for the 2021 Notes.  Further, holders of each of these notes may convert their notes at their option prior to the respective dates above, only under the following circumstances:

1)

during any calendar quarter commencing after the calendar quarter ending on December 31, 2014 (and only during such calendar quarter), if the last reported sale price of Twitter’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the relevant series of notes on each applicable trading day;

2)

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the related Indenture) per $1,000 principal amount of 2019 notes or 2021 notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Twitter’s common stock and the conversion rate for the notes of the relevant series on each such trading day; or

3)	upon the occurrence of certain specified corporate events.

Upon conversion of the 2019 Notes and 2021 Notes, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as described herein) calculated on a proportionate basis for each trading day in a 30 trading day observation period.

If a fundamental change (as defined in the relevant indenture governing the applicable series of Notes) occurs prior to the maturity date, holders of the 2019 Notes and 2021 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will be required to increase the conversion rate for holders who elect to convert their notes in certain circumstances.

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option associated with the 2019 Notes and 2021 Notes from the respective host debt instrument, which is referred to as debt discount, and initially recorded the conversion option of $214.6 million for the 2019 Notes and $267.4 million for the 2021 Notes in stockholders’ equity. The resulting debt discounts on the 2019 Notes and 2021 Notes are being amortized to interest expense at an effective interest rate of 5.75% and 6.25%, respectively, over the contractual terms of the notes.   The Company allocated $0.1 million of debt issuance costs to the equity component, and the remaining debt issuance costs of $0.4 million are being amortized to interest expense.

During the three and nine months ended September 30, 2014, the Company recognized $2.4 million of interest expense related to the amortization of the debt discount. As of September 30, 2014, the net carrying value, net of the initial purchasers’ discount and debt discount, of 2021 Notes and 2019 Notes was $673.3 million and $620.3 million, respectively.

The Notes consisted of the following (in thousands):

	September 30, 2014
	2019 Notes	2021 Notes
Principal amounts:
Principal	$900,000	$900,000
Unamortized initial purchasers' discount and debt discount (1)	(226,672)	(279,724)
Net carrying amount	$673,328	$620,276
Carrying amount of the equity component (2)	$214,591	$267,381

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of September 30, 2014, the remaining life of the 2019 Notes and 2021 Notes is approximately 59 months and 83 months, respectively.

Concurrently with the offering of these notes in September 2014, the Company entered into convertible note hedge transactions with certain bank counterparties whereby the Company has the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 23.2 million shares of its common stock at a price of approximately $77.64 per share. The total cost of the convertible note hedge transactions was $387.5 million. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 23.2 million shares of the Company’s common stock at a price of $105.28. The Company received $275.1 million in cash proceeds from the sale of these warrants.

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $77.64 to $105.28 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of September 30, 2014.

Note 12. Commitments and Contingencies

Credit Facility

The Company entered into a revolving credit agreement with certain lenders in 2013, which provided for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. Loans under the credit facility bear interest, at the Company’s option, at (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.00% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 1.75%. This margin is determined based on the total leverage ratio for the preceding four fiscal quarter period. The Company is obligated to pay other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Obligations under the credit facility are guaranteed by one of the Company’s wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payment of dividends.

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that the Company may incur and increase the amount of restricted payments that the Company may make. This amendment to the revolving credit agreement also provides that if the Company’s total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of the Company’s and certain of its subsidiaries’ assets, subject to limited exceptions. As of September 30, 2014, no amounts were drawn under the credit facility.

Operating and Capital Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring between 2014 and 2026.

A summary of gross and net lease commitments as of September 30, 2014 is as follows (in thousands):

	Operating	Capital
	Leases	Leases
Remainder of 2014	$22,075	$31,863
2015	107,583	109,579
2016	133,760	71,702
2017	136,985	30,421
2018	133,060	2,709
Thereafter	394,802	—
	$928,265	246,274
Less: Amounts representing interest		14,126
Total capital lease obligation		232,148
Less: Short-term portion		110,527
Long-term portion		$121,621

Legal Proceedings

The Company is currently involved in, and will likely in the future be involved in, legal proceedings, claims and governmental investigations in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of September 30, 2014 and December 31, 2013, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during three and nine months ended September 30, 2014 and 2013 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of September 30, 2014 and December 31, 2013.

Note 13. Operations by Geographic Area

Revenue

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
United States	$240,169	$124,687	$630,673	$315,486
International	121,097	43,893	293,251	106,729
Total revenue	$361,266	$168,580	$923,924	$422,215

The United Kingdom accounted for $37.5 million, or 10%, $17.2 million, or 10%, $94.8 million, or 10%, and $43.0 million, or 10% of the total revenue for the three months ended September 30, 2014 and 2013, and for the nine months ended September 30, 2014 and 2013, respectively.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2014	2013
Long-lived assets:
United States	$479,020	$327,250
International	24,938	5,412
Total long-lived assets	$503,958	$332,662

Note 14. Subsequent Events

In October 2014, the Company issued an additional $35 million aggregate principal amount of 2019 Notes and $54 million aggregate principal amount of 2021 Notes, pursuant to the exercise of the overallotment options of the initial purchasers. In connection with such issuance, the Company also entered into additional convertible note hedge transactions covering approximately 1.1 million shares of its common stock. The total cost of the additional convertible note hedge transactions was $19.7 million. In addition, the Company sold additional warrants to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.1 million shares of its common stock. The Company received $14.1 million in cash proceeds from the sale of these additional warrants.

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

Overview

Twitter is a global platform for public self-expression and conversation in real time. Our platform is unique in its simplicity: Tweets are limited to 140 characters of text, but can also contain rich media, including photos, videos and applications. This constraint makes it easy for anyone to quickly create, distribute and discover content that is consistent across our platform and optimized for mobile devices. As a result, Tweets drive a high velocity of information exchange that makes Twitter uniquely “live.”

We have already achieved significant global scale, and we continue to grow. As of the three months ended September 30, 2014, we have 284 million average MAUs spanning nearly every country. We believe the current total audience that views content on our platform, including logged and logged out users but not including syndicated content, is two to three times the number of our MAUs. Our users include millions of people from around the world, as well as influential individuals and organizations.

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

Our revenue for the three months ended September 30, 2014 was $361.3 million, which represents a 114% increase compared to the same period last year. We generate the substantial majority of our revenue from the sale of advertising services, with the balance coming from data licensing arrangements and our mobile advertising exchange services. Mobile has become the primary driver of our business and we have been able to generate significant revenue through our mobile applications. 85% of our advertising revenue was generated from mobile devices in the three months ended September 30, 2014.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our active user base. In the three months ended September 30, 2014, we had 284 million average MAUs, which represents an increase of 23% from the three months ended September 30, 2013. The growth in average MAUs was driven primarily by organic growth and product enhancements.  In the three months ended September 30, 2014, we had 63 million average MAUs in the United States and 221 million average MAUs in the rest of the world, which represent increases of 20% and 23%, respectively, from the three months ended September 30, 2013. For additional information on how we calculate the number of MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monthly Active Users: Worldwide

(quarterly average in millions)

300
250
200
150
100
50
167
185
204
218
232
241
255
271
284
Sept 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sept 30 2013
Dec 31 2013
Mar 31 2014
Jun 30 2014
Sep 30 2014

Monthly Active Users: United States

(quarterly average in millions)

70
60
50
40
30
20
10
40
45
48
49
53
54
57
60
63
Sept 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sept 30 2013
Dec 31 2013
Mar 31 2014
Jun 30 2014
Sep 30 2014

Monthly Active Users: International

(quarterly average in millions)

250
200
150
100
50
127
140
156
169
179
187
198
211
221
Sept 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sept 30 2013
Dec 31 2013
Mar 31 2014
Jun 30 2014
Sep 30 2014

Timeline Views, Timeline Views Per MAU and Advertising Revenue Per Timeline View. We define timeline views as the total number of timelines requested when registered users visit Twitter, refresh a home timeline (but not other timelines) or view search results while logged in or were otherwise authenticated on our website, mobile website or desktop or mobile applications (excluding our TweetDeck and Mac clients, as we do not fully track this data). We believe that each of timeline views and timeline views per MAU are one way to measure user engagement. Timeline views per MAU are calculated by dividing the total timeline views for the period by the average MAUs for the last three months of such period. In the three months ended September 30, 2014, we had 180.6 billion timeline views, which represents an increase of 14% from the three months ended September 30, 2013. The growth in timeline views was partially due to user growth and product enhancements.  In the three months ended September 30, 2014, we had 48.9 billion timeline views in the United States, which represents an increase of 13% from the three months ended September 30, 2013. In the three months ended September 30, 2014, we had 131.7 billion timeline views in the rest of the world, which represents an increase of 14% from the three months ended September 30, 2013. In the three months ended September 30, 2014, we had 636 timeline views per MAU, which represents a decrease of 7% from the three months ended September 30, 2013. In the three months ended September 30, 2014, we had 774 timeline views per MAU in the United States and 597 timeline views per MAU in the rest of the world, which represent decreases of 6% and 8%, respectively, from the three months ended September 30, 2013. We anticipate that as we continue to improve Twitter to make it easier and more efficient for users to find content, the current trend of period-over-period declines in timeline views per MAUs may continue. For additional information on how we calculate the number of timeline views and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

We define advertising revenue per timeline view as advertising revenue per 1,000 timeline views during the applicable period. We believe that advertising revenue per timeline view is a measure of our ability to monetize our platform. In the three months ended September 30, 2014, our advertising revenue per timeline view was $1.77, which represents an 83% increase from the three months ended September 30, 2013. In the three months ended September 30, 2014, our advertising revenue per timeline view in the United States was $4.28 and our advertising revenue per timeline view in the rest of the world was $0.84, which represent increases of 66% and 132%, respectively, from the three months ended September 30, 2013. We record advertising revenue based on the billing location of our advertisers, rather than the location of our users.

Timeline Views: Worldwide
(quarterly in millions)

210,000
175,000
140,000
105,000
70,000
35,000
106,067
117,485
136,329
150,899
158,758
147,783
156,713
173,173
180,635

	Sep 30 2012	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013	Mar 31 2014	Jun 30 2014	Sep 30 2014
Ad Rev Per 1K Timeline Views	$0.65	$0.85	$0.74	$0.80	$0.97	$1.49	$1.44	$1.60	$1.77
Timeline Views Per MAU	635	635	668	691	685	613	614	640	636

Timeline Views: United States

(quarterly in millions)

60,000
50,000
40,000
30,000
20,000
10,000
32,554
35,914
39,541
40,614
43,169
40,924
45,805
47,218
48,948

	Sep 30 2012	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013	Mar 31 2014	Jun 30 2014	Sep 30 2014
Ad Rev Per 1K Timeline Views	$1.72	$2.20	$1.95	$2.17	$2.58	$3.80	$3.47	$3.87	$4.28
Timeline Views Per MAU	804	803	828	825	819	756	804	792	774

Timeline Views: International

(quarterly in millions)

150,000
125,000
100,000
75,000
50,000
25,000
73,513
81,571
96,788
110,285
115,589
106,859
110,908
125,955
131,687
Sep 30 2012
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sep 30 2013
Dec 31 2013
Mar 31 2014
Jun 30 2014
Sep 30 2014

	Sep 30 2012	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013	Mar 31 2014	Jun 30 2014	Sep 30 2014
Ad Rev Per 1K Timeline Views	$0.17	$0.25	$0.24	$0.30	$0.36	$0.60	$0.61	$0.75	$0.84
Timeline Views Per MAU	580	582	619	652	646	572	560	596	597

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expense and provision (benefit) for income taxes.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(175,464)	$(64,601)	$(452,468)	$(133,852)
Stock-based compensation expense	169,602	43,602	454,382	79,170
Depreciation and amortization expense	60,155	29,023	145,737	77,670
Interest and other expense, net	13,874	909	15,973	6,203
Provision (benefit) for income taxes	159	360	(4,218)	1,494
Adjusted EBITDA	$68,326	$9,293	$159,406	$30,685

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to our convertible notes and income tax effects related to acquisitions.

The following table presents a reconciliation of net loss to non-GAAP net income (loss) for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss)
Net loss	$(175,464)	$(64,601)	$(452,468)	$(133,852)
Stock-based compensation expense	169,602	43,602	454,382	79,170
Amortization of acquired intangible assets	11,869	3,783	26,144	10,961
Non-cash interest expense related to convertible notes	2,411	—	2,411	—
Income tax effects related to acquisitions	(1,446)	—	(8,718)	(383)
Non-GAAP net income (loss)	$6,972	$(17,216)	$21,751	$(44,104)

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the nearest GAAP equivalent of these financial measures. Some of these limitations are:

•

These non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense, amortization of acquired intangible assets and non-cash interest expense related to convertible notes;

•	Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;
•	Adjusted EBITDA does not reflect tax payments that reduce cash available to us;
•

Adjusted EBITDA excludes depreciation and amortization expense and although these are non-cash charges, the property and equipment being depreciated and amortized may have to be replaced in the future; and

•

The items that we exclude in our calculation of these non-GAAP financial measures may differ from the items, if any, that our peer companies may exclude from similarly-titled non-GAAP measures when they report their results of operations.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, commissions, benefits and stock-based compensation for our employees engaged in sales, sales support, business development and media, marketing, corporate communications and customer service functions. In addition, marketing and sales-related expenses also include market research, tradeshows, branding, marketing, public relations costs, amortization of acquired intangible assets, as well as allocated facilities and other supporting overhead costs.

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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Advertising services	$320,196	$153,437	$823,687	$374,869
Data licensing and other	41,070	15,143	100,237	47,346
Total Revenue	361,266	168,580	923,924	422,215
Costs and expenses (1)
Cost of revenue	124,166	62,239	309,696	154,067
Research and development	183,342	87,307	509,828	199,144
Sales and marketing	164,015	61,214	410,511	138,911
General and administrative	51,174	21,152	134,602	56,248
Total costs and expenses	522,697	231,912	1,364,637	548,370
Loss from operations	(161,431)	(63,332)	(440,713)	(126,155)
Interest income (expense), net	(5,795)	(1,727)	(10,472)	(4,473)
Other income (expense), net	(8,079)	818	(5,501)	(1,730)
Loss before income taxes	(175,305)	(64,241)	(456,686)	(132,358)
Provision (benefit) for income taxes	159	360	(4,218)	1,494
Net loss	$(175,464)	$(64,601)	$(452,468)	$(133,852)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$13,596	$3,060	$37,296	$5,015
Research and development	93,973	29,180	264,784	53,377
Sales and marketing	42,884	5,742	108,232	10,356
General and administrative	19,149	5,620	44,070	10,422
Total	$169,602	$43,602	$454,382	$79,170

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Advertising services	89%	91%	89%	89%
Data licensing and other	11	9	11	11
Total Revenue	100	100	100	100
Costs and expenses
Cost of revenue	34	37	34	36
Research and development	51	52	55	47
Sales and marketing	45	36	44	33
General and administrative	14	13	15	13
Total costs and expenses	145	138	148	130
Loss from operations	(45)	(38)	(48)	(30)
Interest income (expense), net	(2)	(1)	(1)	(1)
Other income (expense), net	(2)	0	(1)	(0)
Loss before income taxes	(49)	(38)	(49)	(31)
Provision (benefit) for income taxes	0	0	(0)	0
Net loss	(49)%	(38)%	(49)%	(32)%

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Advertising services	$320,196	$153,437	109%	$823,687	$374,869	120%
Data licensing and other	41,070	15,143	171%	100,237	47,346	112%
Total revenue	$361,266	$168,580	114%	$923,924	$422,215	119%

Revenue in the three and nine months ended September 30, 2014 increased by $192.7 million and $501.7 million compared to the three and nine months ended September 30, 2013, respectively.

In the three and nine months ended September 30, 2014, advertising revenue increased by 109% and 120% compared to the three and nine months ended September 30, 2013, respectively. The increases were primarily attributable to a 14% increase in timeline views in both the three and nine months ended September 30, 2014 compared to the same periods in 2013, as well as an increase in demand from advertisers that drove an increase in advertising revenue per timeline view of 83% and 92% in the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. The increases in timeline views were driven by a 23% increase in average MAUs in each period partially offset by a 7% decrease in the user engagement levels of MAUs, as measured by timeline views per MAU, in both the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase in advertising revenue per timeline view was primarily driven by a 121% and 213% increase in ad engagements per timeline view, reflecting higher quality ads, improved prediction and targeting and media forward timelines, partially offset by a 17% and 39% decrease in average cost per ad engagement in the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. The increases in ad engagements per timeline view, combined with the increases in timeline views, resulted in increases of 152% and 259% in the number of ad engagements in the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. Advertising revenue also benefited from sales of our Promoted Products, and in particular, Promoted Tweets, on our mobile applications as well as from increases in international revenue in both the three and nine months ended September 30, 2014 as compared to the same periods in 2013.

In the three and nine months ended September 30, 2014, data licensing and other revenue increased by 171% and 112% compared to the three and nine months ended September 30, 2013, respectively. A substantial majority of the increase was attributable to mobile advertising exchange services.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Cost of revenue	$124,166	$62,239	99%	$309,696	$154,067	101%
Cost of revenue as a percentage of revenue	34%	37%		34%	36%

In the three months ended September 30, 2014, cost of revenue increased by $61.9 million compared to the three months ended September 30, 2013. The increase was primarily attributable to a $14.7 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, a $14.9 million increase in data center costs, networking and hosting related to our co-located facilities, a $24.1 million increase in depreciation expense related to capital leases for additional server and networking equipment and amortization of acquired intangible assets, and a $8.2 million increase in allocated facilities and other supporting overhead costs due to the continued expansion of our real estate footprint and increase in support functions.

In the nine months ended September 30, 2014, cost of revenue increased by $155.6 million compared to the nine months ended September 30, 2013. The increase was primarily attributable to a $46.9 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, a $42.1 million increase in data center costs, networking and hosting related to our co-located facilities, a $51.8 million increase in depreciation expense related to capital leases for additional server and networking equipment and amortization of acquired intangible assets, and a $14.8 million increase in allocated facilities and other supporting overhead costs due to the continued expansion of our real estate footprint and increase in support functions.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Research and development	$183,342	$87,307	110%	$509,828	$199,144	156%
Research and development as a percentage of revenue	51%	52%		55%	47%

In the three months ended September 30, 2014, research and development expenses increased by $96.0 million compared to the three months ended September 30, 2013. The increase was primarily attributable to a $100.8 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, and a $6.9 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions. These increases were partially offset by a $12.2 million increase in capitalized costs associated with developing software for internal use.

In the nine months ended September 30, 2014, research and development expenses increased by $310.7 million compared to the nine months ended September 30, 2013. The increase was primarily attributable to a $314.7 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, and a $24.5 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions. These increases were partially offset by a $30.2 million increase in capitalized costs associated with developing software for internal use.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Sales and marketing	$164,015	$61,214	168%	$410,511	$138,911	196%
Sales and marketing as a percentage of revenue	45%	36%		44%	33%

In the three months ended September 30, 2014, sales and marketing expenses increased by $102.8 million compared to the three months ended September 30, 2013. The increase was primarily attributable to a $68.1 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, a $22.6 million increase in marketing and sales-related expenses and a $12.1 million increase in amortization of acquired intangible assets as well as allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions.

In the nine months ended September 30, 2014, sales and marketing expenses increased by $271.6 million compared to the nine months ended September 30, 2013. The increase was primarily attributable to a $184.4 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, a $52.7 million increase in marketing and sales-related expenses and a $34.5 million increase in amortization of acquired intangible assets as well as allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
General and administrative	$51,174	$21,152	142%	$134,602	$56,248	139%
General and administrative as a percentage of revenue	14%	13%		15%	13%

In the three months ended September 30, 2014, general and administrative expense increased by $30.0 million compared to the three months ended September 30, 2013. The increase was primarily attributable to a $25.5 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, an increase of $4.2 million in fees and costs for professional services, and a $0.3 million increase in unallocated facilities and other supporting costs.

In the nine months ended September 30, 2014, general and administrative expenses increased by $78.4 million compared to the nine months ended September 30, 2013. The increase was primarily attributable to a $68.3 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense and an increase of $11.4 million in fees and costs of professional services, offset by a $1.3 million decrease in unallocated facilities and supporting costs, driven by slower headcount growth in the general and administrative function relative to other functional areas.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Other income (expense), net	$(8,079)	$818	$(5,501)	$(1,730)

Other income (expense), net, consists primarily of foreign exchange gains and losses. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

Other income (expense), net, decreased by $8.9 million and $3.8 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The decreases were attributable to unfavorable foreign currency exchange impact from our foreign currency-denominated assets and liabilities.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$159	$360	$(4,218)	$1,494

Our provision for income taxes in the three and nine months ended September 30, 2014 decreased by $0.2 million and $5.7 million, respectively, compared to a provision of $0.4 million and $1.5 million in the three and nine months ended September 30, 2013, respectively. The decrease was primarily due to the deferred tax benefits arising from acquisitions, partially offset by the increase in foreign and state income tax expenses.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(452,468)	$(133,852)
Net cash provided by operating activities	38,478	4,266
Net cash used in investing activities	(235,710)	(8,883)
Net cash provided by (used in) financing activities	1,612,550	(43,430)

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Our cash equivalents and marketable securities are invested in short-term and long-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. In September 2014, we also received net proceeds of approximately $1.77 billion from the issuance of the Notes, after deducting initial purchasers’ discount and debt issuance costs.  Concurrently with sale of the Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock for which we paid approximately $387.5 million and sold warrants for which we received approximately $275.1 million.  We expect that we will incur additional interest expense for the term of the Notes, which will primarily consist of contractual interest expense related to the Notes and non-cash interest related to amortization of the debt discount.

As of September 30, 2014, we had $3.65 billion of cash, cash equivalents and marketable securities, of which $81.8 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $1.0 billion. We believe that our existing cash and cash equivalents balance, and our credit facility, together with cash generated from operations and proceeds from the issuance of the Notes, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our Pre-2013 RSUs vest upon the satisfaction of both a service condition and a performance condition. The service condition for the majority of the Pre-2013 RSUs is satisfied over a period of four years. The performance condition in connection with our Pre-2013 RSUs was satisfied in February 2014 pursuant to the terms of our 2007 Equity Incentive Plan. We elected to allow our employees who are not executive officers to sell shares of our common stock received upon the vesting and settlement of the Pre-2013 RSUs in February 2014 in the public market in order to satisfy their income tax obligations related to the vesting and settlement of such awards. In addition, we undertook a net settlement of vested Pre-2013 RSUs held by our executive officers upon satisfaction of the performance condition for the Pre-2013 RSUs and withheld shares and remitted income tax on behalf of the applicable executive officers of $16.2 million in cash at the applicable minimum statutory rates for the nine months ended September 30, 2014. We may net settle RSUs in the future and use cash to pay employees’ tax withholding obligations in connection with such settlements.

Credit Facility

In October 2013, we entered into a revolving credit agreement with certain lenders which provides for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. Loans under the credit facility bear interest, at our option, at (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.00% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 1.75%. This margin is determined based on our total leverage ratio for the preceding four fiscal quarter period. We are also obligated to pay other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Our obligations under the credit facility are guaranteed by one of our wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payment of dividends.

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that we may incur and increase the amount of restricted payments that we may make. This amendment  also provides that if our total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of our and certain of our subsidiaries’ assets, subject to limited exceptions. As of September 30, 2014, no amounts were drawn under the credit facility.

Operating Activities

Cash provided by operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, deferred income taxes and non-cash expenses, as well as the effect of changes in working capital and other activities. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenue, increases in operating expenses and costs related to acquisitions. For additional discussion, see “Part II—Other Information, Item 1A. Risk Factors.”

Cash provided by operating activities in the nine months ended September 30, 2014 was $38.5 million, an increase in cash inflow of $34.2 million compared to the nine months ended September 30, 2013. Cash provided by operating activities was driven by a net loss of $452.5 million, as adjusted for the exclusion of non-cash expenses totaling $605.5 million, of which $454.4 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $114.5 million.

Cash provided by operating activities in the nine months ended September 30, 2013 was $4.3 million. Cash provided by operating activities was driven by a net loss of $133.9 million, as adjusted for the exclusion of non-cash expenses totaling $159.8 million and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $21.6 million.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities and acquisitions of businesses and purchases of intangible assets.

Cash used in investing activities in the nine months ended September 30, 2014 was $235.7 million, an increase in cash outflow of $226.8 million compared to the nine months ended September 30, 2013. The increase in cash outflow was due to an increase in the purchases of marketable securities of $1.34 billion, an increase in cash used as acquisition consideration and purchases of intangible assets of $157.1 million and an $86.2 million increase in purchases of property and equipment and restricted cash. Such decreases in cash flow were partially offset by the increase of proceeds from sales and maturities of marketable securities of $1.36 billion.

We anticipate making capital expenditures in 2014 of approximately $360 million to $390 million, a portion of which we will finance through capital leases, as we continue to expand our co-located data centers and our office facilities.

Financing Activities

Our primary financing activities consisted of issuances of securities (including the Notes, common stock issued in connection with our initial public offering and, in the past, private sales of convertible preferred stock), capital lease financing and stock option exercises by employees and other service providers.

Cash provided by financing activities in the nine months ended September 30, 2014 was $1.61 billion, an increase in cash inflow of $1.66 billion compared to the nine months ended September 30, 2013. The increase in cash inflow was due to the issuance of convertible senior notes net of convertible note hedges, warrants and initial issuance discount, an increase in proceeds from option exercises and purchases under our ESPP, partially offset by tax payments related to net share settlement of equity awards and an increase in repayments of capital lease obligations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2014.

Contractual Obligations

Our principal commitments consist of obligations under the Notes, capital and operating leases for equipment, office space and co-located data center facilities. The following table summarizes our commitments to settle contractual obligations in cash as of September 30, 2014.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
2019 Notes	$911,244	$2,238	$4,506	$904,500	$—
2021 Notes	963,001	8,951	18,025	18,000	918,025
Operating lease obligations	928,265	22,075	241,343	270,045	394,802
Capital lease obligations	246,274	31,863	181,281	33,130	—
Total contractual obligations	$3,048,784	$65,127	$445,155	$1,225,675	$1,312,827

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

Summary of Projected Stock-Based Compensation Expense, Net of Estimated Forfeitures

				Beyond
	2014	2015	2016	2016	Total
	(Unaudited, in thousands)
Pre-2013 RSUs	$18,472	$41,243	$8,760	$499	$68,974
Post-2013 RSUs	133,355	507,976	411,289	365,355	1,417,975
Restricted Common Stock	14,237	47,295	31,669	21,476	114,677
Stock Options	5,518	18,288	10,305	5,612	39,723
ESPP	5,028	786	—	—	5,814
Total	$176,610	$615,588	$462,023	$392,942	$1,647,163

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of September 30, 2014, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $6.1 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

In September 2014, we issued Notes with aggregate principal amount of $1.80 billion.  We carry the Notes at face value less amortized discount on the consolidated balance sheet.  Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates.  However, the fair value of the Notes changes when the market price of our stock fluctuates.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency losses were $8.1 million and $6.4 million for the three and nine months ended September 30, 2014, respectively. Foreign currency gains and losses were not significant in the three and nine months ended September 30, 2013. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Revenue and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include the Euro, British Pound and Japanese Yen. The statements of operations of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions would result in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses would increase if the U.S. dollar weakens against foreign currencies. Foreign currency translation gains and losses were not significant in the three and nine months ended September 30, 2014 and September 30, 2013.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are currently involved in, and will likely in the future be involved in, legal proceedings, claims and government investigations in the ordinary course of business. We are involved in litigation, and may in the future be involved in litigation, with third parties asserting, among other things, infringement of their intellectual property rights. In addition, the nature of our business exposes us to claims related to defamation, rights of publicity and privacy, and personal injury torts resulting from information that is published or made available on our platform. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Although the results at this time of the legal proceedings, claims and government investigations in which we are involved cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business, financial condition, operating results or prospects.

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

Risks Related to Our Business and Our Industry

If we fail to grow our user base, or if user engagement or ad engagement on our platform declines, our revenue, business and operating results may be harmed.

The size of our user base and our users’ level of engagement are critical to our success. We had 284 million average MAUs in the three months ended September 30, 2014, representing a 23% increase from 232 million average MAUs in the three months ended September 30, 2013. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Argentina, France, India, Japan, Saudi Arabia and South Africa, to continue to be higher than our user growth rate in the United States. To the extent our user growth rate slows, our success will become increasingly dependent on our ability to increase levels of user engagement and ad engagement on Twitter. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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
•

users have difficulty installing, updating, or otherwise accessing our products or services on mobile devices as a result of actions by us or third parties that we rely on to distribute our products and deliver our services;

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated 89% of our revenue from advertising in both the fiscal year ended December 31, 2013 and the nine months ended September 30, 2014. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Advertising agencies and potential new advertisers may view our Promoted Products as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile and traditional advertising platforms. Our advertising revenue could be adversely affected by a number of other factors, including:

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
•

the occurrence of planned significant events, such as the World Cup, Super Bowl, Champions League Final, World Series, Olympics and the Oscars, or unplanned significant events, such as natural disasters and political revolutions;

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

If our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 78% of our average MAUs in the three months ended September 30, 2014, but our international revenue, as determined based on the billing location of our advertisers, was only 34% of our consolidated revenue in the three months ended September 30, 2014. Our inability to successfully expand internationally could adversely affect our business, financial condition and operating results.

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

Since our inception, we have incurred significant operating losses, and, as of September 30, 2014, we had an accumulated deficit of $1.45 billion. Although our revenue has grown rapidly, increasing from $28.3 million in 2010 to $664.9 million in 2013, we expect that our revenue growth rate will slow in the future as a result of a variety of factors, including the gradual slowdown in the growth rate of our user base. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully develop new products and services and expand internationally. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

We elected to allow our employees who are not executive officers to sell shares of our common stock received upon the vesting and settlement of the Pre-2013 RSUs in February 2014 in the public market in order to satisfy their income tax obligations related to the vesting and settlement of such awards. In addition, we undertook a net settlement of vested Pre-2013 RSUs held by our executive officers upon satisfaction of the performance condition for the Pre-2013 RSUs and withheld shares and remitted income tax on behalf of the applicable executive officers of $16.2 million in cash at the applicable minimum statutory rates for the nine months ended September 30, 2014.

As of September 30, 2014, we had unrecognized stock-based compensation expense of approximately $1.65 billion related to outstanding equity awards, after giving effect to estimated forfeitures, which we expect to recognize over a weighted-average period of approximately three years. The stock-based compensation expenses related to our outstanding equity awards will have a significant negative impact on our ability to generate net income on a GAAP basis in 2014.

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

“Spam” on Twitter refers to a range of abusive activities that are prohibited by our terms of service and is generally defined as unsolicited, repeated actions that negatively impact other users with the general goal of drawing user attention to a given account, site, product or idea. This includes posting large numbers of unsolicited mentions of a user, duplicate Tweets, misleading links (e.g., to malware or “click-jacking” pages) or other false or misleading content, and aggressively following and un-following accounts, adding users to lists, sending invitations, retweeting and favoriting Tweets to inappropriately attract attention. Our terms of service also prohibit the creation of serial or bulk accounts, both manually or using automation, for disruptive or abusive purposes, such as to tweet spam or to artificially inflate the popularity of users seeking to promote themselves on Twitter. Although we continue to invest resources to reduce spam on Twitter, we expect spammers will continue to seek ways to act inappropriately on our platform. In addition, we expect that increases in the number of users on our platform will result in increased efforts by spammers to misuse our platform. We continuously combat spam, including by suspending or terminating accounts we believe to be spammers and launching algorithmic changes focused on curbing abusive activities. Our actions to combat spam require the diversion of significant time and focus of our engineering team from improving our products and services. If spam increases on Twitter, this could hurt our reputation for delivering relevant content or reduce user growth and user engagement and result in continuing operational cost to us.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. As of September 30, 2014, we had approximately 3,600 employees, an increase of over 3,400 employees since January 1, 2010. We intend to continue to make substantial investments to expand our operations, research and development, sales and marketing and general and administrative organizations, as well as our international operations. We face significant competition for employees, particularly engineers, designers and product managers, from other Internet and high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. In addition, as we have grown, we have significantly expanded our operating lease commitments. As we continue to grow, we are subject to the risks of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and to the challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. In addition, we may not be able to innovate or execute as quickly as a smaller, more efficient organization. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

One of the reasons people come to Twitter is for real-time information. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses and denial of service or fraud or security attacks. In March 2014, we experienced unexpected complications that made Twitter unavailable for many users for approximately fifteen minutes. We rolled back the change that caused such complications as soon as we identified the issue and Twitter was fully recovered within approximately forty-five minutes of the initial service disruption. Additionally, although we are investing significantly to improve the capacity, capability and reliability of our infrastructure, we are not currently serving traffic equally through our co-located data centers that support our platform. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our products and services may become inaccessible to the public or the public may experience difficulties accessing our products and services. For example, in July 2012, due to the failure of two parallel systems at nearly the same time in one of our data centers, Twitter became inaccessible for approximately two hours. Any disruption or failure in our infrastructure could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business.

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

Governments and regulators around the world are considering a number of legislative and regulatory proposals concerning data protection and privacy. In addition, the interpretation and application of consumer and data protection laws or regulations in the United States, Europe and elsewhere are often uncertain and in flux, and in some cases, laws or regulations in one country may be inconsistent with, or contrary to, those of another country. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our practices, which could have an adverse effect on our business and operating results. Complying with new laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

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

We have faced and will continue to face claims relating to content that is published or made available through our products and services or third-party products or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, illegal content, content regulation and personal injury torts. The laws relating to the liability of providers of online products or services for activities of their users remains somewhat unsettled, both within the United States and internationally. This risk may be enhanced in certain jurisdictions outside the United States where we may be less protected under local laws than we are in the United States. In addition, the public nature of communications on our network exposes us to risks arising from the creation of impersonation accounts intended to be attributed to our users or advertisers. We could incur significant costs investigating and defending these claims. If we incur costs or liability as a result of these events occurring, our business, financial condition and operating results could be adversely affected.

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

We also seek to obtain patent protection for some of our technology and as of September 30, 2014, we had 965 issued U.S. patents. We may be unable to obtain patent or trademark protection for our technologies and brands, and our existing patents and trademarks, and any patents or trademarks that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents and trademarks may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

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

Companies in the Internet, technology and media industries are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. Many companies in these industries, including many of our competitors, have substantially larger patent and intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for patent, or other intellectual property infringement. In addition, various “non-practicing entities” that own patents and other intellectual property rights often aggressively attempt to assert claims in order to extract value from technology companies. From time to time we receive claims from third parties which allege that we have infringed upon their intellectual property rights. In this regard, we received a letter from International Business Machines Corporation, or IBM, alleging that we infringe on at least three U.S. patents held by IBM, and inviting us to negotiate a business resolution of the allegations. In December 2013, we acquired over 900 patents from IBM, which significantly increases the size of our patent portfolio and entered into a patent cross-license. Further, from time to time we may introduce new products and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, although our standard terms and conditions for our Promoted Products and public APIs do not provide advertisers and platform partners with indemnification for intellectual property claims against them, some of our agreements with advertisers, platform partners and data partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such advertisers, platform partners and data partners may also discontinue use of our products, services and technologies as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business.

We presently are involved in a number of intellectual property lawsuits, and as we face increasing competition and gain an increasingly high profile, we expect the number of patent and other intellectual property claims against us to grow. There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of the technology. The development or procurement of alternative non-infringing technology could require significant effort and expense or may not be feasible. An unfavorable resolution of the disputes and litigation referred to above could adversely affect our business, financial condition and operating results.

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

The numbers of our active users and timeline views are calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that false or spam accounts represent less than 5% of our MAUs. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Our metrics are also affected by mobile applications that automatically contact our servers for regular updates with no discernable user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. The calculations of MAUs presented in this Quarterly Report on Form 10-Q may be affected by this activity. The impact of this automatic activity on our metrics varies by geography because mobile application usage varies in different regions of the world. In addition, our data regarding user geographic location is based on the IP address associated with the account when a user initially registered the account on Twitter. The IP address may not always accurately reflect a user’s actual location at the time of such user’s engagement on our platform.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 1, 2010 to September 30, 2014, we increased the size of our workforce by more than 3,400 full-time employees, and we expect to continue to hire aggressively as we expand. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as net books and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended September 30, 2014, 85% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. It is difficult to predict the problems we may encounter in adapting our products and services and developing competitive new products and services that are compatible with new devices or platforms. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

Future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our products and services, and grow our business in response to changing technologies, user and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Vine Labs, Inc., a mobile application that enables users to create and distribute videos that are up to six seconds in length, MoPub, Inc., a mobile-focused advertising exchange and Gnip, Inc., a company that provides social data and formerly a Twitter data partner. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and the listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

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

We are an emerging growth company, and our decision to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we have chosen to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company, as defined in the JOBS Act, at the end of this fiscal year. We cannot predict if or to what extent investors will find our common stock less attractive given that we have chosen to rely on some of these exemptions this year. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Under GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2014, we had recorded a total of $738.0 million of goodwill and intangible assets related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

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

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and holders of 5% or more of our common stock collectively beneficially own approximately 45.2% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our executive officers, directors and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 45.2% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2014. As a result, these stockholders, if acting together, are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Additionally, if a fundamental change occurs prior to the relevant maturity date of the applicable series of the Notes, holders of such Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes and we will in some cases be required to increase the relevant conversion rate for a holder that elects to convert its Notes. Furthermore, the indentures for the Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indentures could deter or prevent a third -party from acquiring us even when the acquisition may be favorable to our stockholders or holders of the Notes.

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

The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $29.51, through September 30, 2014.  In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of technology stocks;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	sales of shares of our common stock by us or our stockholders;
•	our issuance of shares of our common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Notes;
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

Because the Notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our Notes. The price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the Notes.

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

The trading market for our common stock is influenced, to some extent, by the research and reports that securities or industry analysts publish about us, our business, our industry, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analysts who cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

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

Risks Related to the Notes

Servicing the Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the Notes, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

As of September 30, 2014, we had a total par value of $1.80 billion of outstanding Notes. Holders of the notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the relevant maturity date, in each case at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the fundamental change repurchase date.  In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the notes in cash at their maturity, unless earlier converted or repurchased.

Our ability to refinance the Notes, make cash payments in connection with conversions of the Notes or repurchase the Notes in the event of a fundamental change will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the Notes in an optimally productive and profitable manner. However, since inception we have incurred significant operating losses and we historically have not been cash flow positive and may not be in the future.  As a result, we may not have enough available cash or be able to obtain financing on commercially reasonable terms or at all, at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted or at their maturity and our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the Notes we would be required to issue significant amounts of our common stock, which would be dilutive to existing stockholders. If we do not have sufficient cash to repurchase the Notes following a fundamental change, we would be in default under the terms of the Notes, which could seriously harm our business. In addition, the terms of the Notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

If the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The note hedge and warrant transactions may affect the value of the Notes and our common stock.

Concurrently with the issuance of the Notes, we entered into note hedge transactions with certain financial institutions, which we refer to as the option counterparties. The note hedge transactions are generally expected to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. We also entered into warrant transactions with the option counterparties. However, the warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants.

In connection with establishing their initial hedge of the note hedge and warrant transactions, the option counterparties or their respective affiliates have purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock following the pricing of the Notes. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes or following any repurchase of Notes by us on any fundamental change repurchase date or otherwise). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the Notes.

In addition, if any such convertible note hedge and warrant transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock and the value of the Notes.

We are subject to counterparty risk with respect to the note hedge transactions.

The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these option counterparties may default under the note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If one or more of the option counterparties to one or more of our note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in the volatility of the market price of our common stock. In addition, upon a default by one of the option counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the option counterparties.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended September 30, 2014, we issued a total of 3,549,375 shares of our common stock in connection with the acquisition of four companies, all in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act.

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

TWITTER, INC.

Date: November 6, 2014	By:	/s/ Richard Costolo
Richard Costolo
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2014	By:	/s/ Anthony Noto
Anthony Noto
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated September 17, 2014, between Twitter, Inc. and U.S. Bank National Association.	8-K		4.1	September 17, 2014

4.2	Form of Global 0.25% Convertible Senior Note due 2019 (included in Exhibit 4.1)	8-K		4.2	September 17, 2014

4.3	Indenture, dated September 17, 2014, between Twitter, Inc. and U.S. Bank National Association.	8-K		4.3	September 17, 2014

4.4	Form of Global 1.00% Convertible Senior Note due 2021 (included in Exhibit 4.3)	8-K		4.4	September 17, 2014

10.1	Offer Letter between the Company and Anthony Noto, dated as of June 30, 2014.	8-K		10.1	July 1, 2014

10.2	Change of Control Severance Policy Participation Agreement between the Company and Anthony Noto, dated as of June 30, 2014.	8-K		10.2	July 1, 2014

10.3	Amendment No. 1, dated September 10, 2014, to the Revolving Credit Agreement, dated October 22, 2013, among Twitter, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders from time to time party thereto.	8-K		10.1	September 10, 2014

10.4	Purchase Agreement, dated September 11, 2014, by and among Twitter, Inc. and Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, as representatives of the initial purchasers named therein.	8-K		10.1	September 17, 2014

10.5	Form of Convertible Note Hedge Confirmation.	8-K		10.2	September 17, 2014

10.6	Form of Warrant Confirmation.	8-K		10.3	September 17, 2014
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Definition Linkbase Document.
101.DEF	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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