Form 10-K
period 2014-12-31
TWITTER, INC.
filed 2015-03-02
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2014 as reported by the New York Stock Exchange on such date was approximately $13,682,971,032. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of February 17, 2015 was 647,836,523.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, as Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement of our users;
•	our ability to develop or acquire new products and services, improve our existing products and services and increase the value of our products and services;
•	our business strategies, including our plans for growth;
•	our ability to attract advertisers to our platform and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth rate and the continued usage of our mobile applications;
•	our ability to increase our revenue and our revenue growth rate;
•	our ability to improve user monetization, including of our logged out and syndicated audiences;
•	our future financial performance, including trends in cost per ad engagement, revenue, cost of revenue, operating expenses and income taxes;
•	our expectations regarding outstanding litigation;
•	the effects of seasonal trends on our results of operations;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our ability to successfully enter new markets and manage our international expansion, including our ability to operate in those countries.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows or prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

The numbers of active users and timeline views presented in this Annual Report on Form 10-K are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that false or spam accounts represented less than 5% of our MAUs as of December 31, 2014. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, and in the past have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of accounts. Spam accounts that we have identified are not included in the active user numbers presented in this Annual Report on Form 10-K. We treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Our metrics are also affected by applications that automatically contact our servers for regular updates with no discernible user action involved, and this activity can cause our system to count the users associated with such applications as active users on the day or days such contact occurs. In the three months ended December 31, 2014, approximately 8.5% of users used third party applications that may have automatically contacted our servers for regular updates without any discernible additional user-initiated action.  As such, the calculations of MAUs presented in this Annual Report on Form 10-K may be affected as a result of this activity.

In addition, our data regarding user geographic location for purposes of reporting the geographic location of our MAUs is based on the IP address associated with the account when a user initially registered the account on Twitter. The IP address may not always accurately reflect a user’s actual location at the time such user engaged with our platform.

We present and discuss timeline views in this Annual Report on Form 10-K. We have estimated a small percentage of timeline views in the three months ended September 30, 2013 to account for certain timeline views that were logged incorrectly during the quarter as a result of a product update. We believe this estimate to be reasonable, but the actual numbers could differ from our estimate. Additionally, the ongoing optimization of our products has reduced the number of times a user needs to request a timeline view.  As a result, our management team believes timeline views have become an unrepresentative measure of, and will not use them internally to measure for, user engagement on our platform.  As we announced on November 12, 2014, we do not intend to disclose timeline views for any future period.  They are presented here only for historical purposes.

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology.

PART I

Item 1. BUSINESS

Overview

The mission we serve as Twitter, Inc. is to give everyone the power to create and share ideas and information instantly without barriers.  We offer products and services for users, advertisers, developers and platform and data partners.  Our goal is to reach the largest daily audience in the world through our information sharing and distribution platform products.  We believe our audience is not limited to our users on the Twitter platform, but rather extends to a larger global audience.

We intend to leverage our unique content to reach this larger audience by creating value for all potential users of our platform.  Our current strategy for 2015 consists of three primary objectives:

•

Strengthen the Core.  Our goal is to grow our active users by improving the new user experience, increasing the breadth and depth of our content with deeper integration of rich media, and upgrading our direct messaging features to allow users to move fluidly between public and private conversation on Twitter.

•

Reduce Barriers to Consumption.  We are focused on better organizing our content so that it is relevant for each and every type of user, whether logged-in, logged-out or on syndicated partner applications.

•	Deliver New Applications and Services. It is our objective to create and encourage the development of mobile and web applications across the Twitter ecosystem, including through our Fabric platform.

Products and Services for Users

Twitter.  Twitter is a global platform for public self-expression and conversation in real time. By developing a fundamentally new way for people to create, distribute and discover content, Twitter has democratized content creation and distribution, enabling any voice to echo around the world instantly and unfiltered. Limiting a Tweet to 140 characters, with a broader canvas offered by Twitter Cards, makes it easy for anyone to quickly create, distribute and discover content that is consistent across our platform and optimized for mobile devices. As a result, Tweets drive a high velocity of information exchange that makes Twitter uniquely “live.”

Any user on Twitter can create a Tweet and any user can follow other users. We do not impose restrictions on whom a user can follow, which greatly enhances the breadth and depth of available content and allows users to discover the content they care about most. Additionally, users can be followed by thousands or millions of other users without requiring a reciprocal relationship, which we refer to as an asymmetric follow model. This asymmetric follow model significantly enhances the ability of our users to reach a broad audience. The public nature of the Twitter platform allows us and others to extend the reach of Twitter content beyond our properties. Media outlets distribute Tweets beyond our properties to complement their content by making it more timely, relevant and comprehensive.

Our advertisers enhance the value we create for our users. Advertisers use our Promoted Products, the majority of which are pay-for-performance, to promote their brands, products and services, amplify their visibility and reach, and complement and extend the conversation around their advertising campaigns. We enable our advertisers to target an audience based on a variety of factors, including a user’s Interest Graph. The Interest Graph maps, among other things, interests based on users followed and actions taken on our platform, such as Tweets created and engagement with Tweets. We believe a user’s Interest Graph produces a clear and real-time signal of a user’s interests, greatly enhancing the relevance of the ads we can display for users and enhancing our targeting capabilities for advertisers. Our Promoted Products are incorporated into our platform as native advertising and are designed to be as compelling and useful to our users as organic content on our platform.

Our platform partners also add value to our user experience by contributing content to our platform, broadly distributing content from our platform across their properties and using Twitter content and tools to enhance their websites and applications. Many of the world’s most trusted media outlets, including the BBC, CNN and Times of India, regularly use Twitter as a platform for content distribution. In 2015, we began to generate revenue directly from a few platform partners, and also benefit from network effects where more activity on Twitter results in the creation and distribution of more content, which attracts more users, platform partners and advertisers.

Vine and Video. Vine is a mobile application that enables users to create and distribute short looping videos of up to six seconds in length. Vine users create and distribute their videos to their followers on Vine, with the option of tweeting them to their Twitter followers and sharing them on other social networks. Users on Vine can follow other users, re-broadcast content to their followers by re-vining, comment on videos and embed videos on websites. We do not currently monetize videos on Vine. Recently, we began to offer users on Twitter the ability to capture, edit and share videos up to 30 seconds in length directly within the Twitter app.

Products and Services for Advertisers

Our Promoted Products enable our advertisers to promote their brands, products and services, amplify their visibility and reach, and extend the conversation around their advertising message. Currently, our Promoted Products (all of which are labeled “promoted” within Twitter) consist of:

•

Promoted Tweets. Promoted Tweets appear within a user’s timeline or search results just like an ordinary Tweet regardless of device. Using our proprietary algorithm and understanding of each user’s Interest Graph, we can deliver Promoted Tweets that are intended to be relevant to a particular user.

•

Promoted Accounts. Promoted Accounts appear in the same format and place as accounts suggested by our Who to Follow recommendation engine, or in some cases, in Tweets in a user’s timeline. Promoted Accounts provide a way for our advertisers to grow a community of users who are interested in their business, products or services.

•

Promoted Trends. Promoted Trends appear at the top of the list of trending topics for an entire day in a particular country or on a global basis. When a user clicks on a Promoted Trend, search results for that trend are shown in a timeline and a Promoted Tweet created by our advertisers is displayed to the user at the top of those search results. We feature one Promoted Trend per day per geography.

Our technology platform and information database enable us to provide targeting capabilities based on audience attributes like geography, interests, keyword, television conversation and devices that make it possible for advertisers to promote their brands, products and services, amplify their visibility and reach, and complement and extend the conversation around their advertising campaigns.

Our platform also allows customers to advertise across the mobile ecosystem, both on and off Twitter properties, across the full user lifecycle — from acquiring new users through app installs, to engaging existing users who already have the advertisers’ apps on their device. MoPub, our mobile-focused advertising exchange, combines ad serving, ad network mediation and a real-time bidding exchange into one comprehensive monetization platform.  Advertisers can also set up campaigns directly on ads.twitter.com to run across the Twitter Publisher Network.

When our customers purchase advertising services they have the ability to monitor their advertising campaigns as follows:

•

Campaign Management. Our campaign management capability tools allow advertisers to monitor and make changes to campaigns in real time as ads are delivered. This allows advertisers to actively manage their campaigns as they gain deeper insight into their target audience and allows them react to events and user reactions as they unfold.

•

Real-Time Analytics. Our analytics tools give our advertisers insight into user response to their ads, which helps them to understand the success of campaigns as well as customer preferences in real-time.

•	Advertiser API. Our APIs enable advertisers to integrate with Twitter and build websites and applications that integrate our campaign management and analytics tools.

Products for Platform Partners and Developers

We provide a set of tools, public APIs and embeddable widgets that developers can use to contribute their content to our platform, syndicate and distribute Twitter content across their properties and enhance their websites and applications with Twitter content. Websites integrating with Twitter add value to our user experience. Indeed many applications have been registered by developers to enable them to integrate with our platform, and leverage Twitter content to enhance and extend their applications in new and creative ways. The goal of our platform product development is to make it easy for developers to integrate seamlessly with Twitter.

Key elements of the Twitter platform products include the following, many of which increase the syndication of our content:

•

Twitter Cards. Twitter Cards enable developers to attach content and functionality to Tweets, and have that content appear wherever a Tweet is displayed throughout web and mobile applications. Developers can link Twitter Cards directly to their own mobile application or website, in order to drive visits and application installs.

•

Twitter Public API. The Twitter public API allows platform partners to integrate Twitter content and follower relationships into their applications. For example, a platform partner can connect to the Twitter public API in order to collect, filter and integrate real-time content from Twitter into a live television program.

•

Twitter for Websites. Twitter for Websites is a set of tools that enable platform partners to integrate Twitter content and functionality into their websites. Sites can embed single Tweets or timelines of Tweets, or add Tweet buttons to their websites that make it easy for visitors to follow particular accounts or Tweet about the content they are viewing.

•

Fabric.  Our Fabric platform offers lightweight modular software development kits that help developers build more stable applications, gives them the ability to generate revenue through Twitter’s mobile ad exchange, MoPub, and allows them to tap into Twitter’s sign-in systems for simpler identity verification. Fabric also provides a simple way for developers to incorporate real-time Twitter content for greater syndication.

Products for Data Partners

We offer subscription access to our public data feed for partners who wish to access data beyond our public API, which offers a limited amount of our public data for free. Our “Gnip” branded products and services offer more sophisticated data sets and better data enrichments to allow developers and businesses to utilize our public content to derive business insights and build products using the unique content that is shared on Twitter.

Competition

Our business is characterized by rapid technological change, frequent product innovation and continuously evolving user, advertiser, platform partner and developer preferences and expectations. We face significant competition in every aspect of our business, particularly in attracting and retaining members of these constituencies and employees, especially software engineers, designers, and product managers.

We compete with the following companies:

•

Companies that offer products that enable everyone to create and share ideas and other information. These offerings include, for example, Facebook and Google, as well as largely regional social media and messaging companies that have strong positions in particular countries.

•	Companies that develop applications, particularly mobile applications, that create, syndicate and distribute content across internet properties.
•	Traditional, online, and mobile businesses that enable marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

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

•

Software Development Kits. Our Fabric platform provides developers with a range of mobile development tools, organized into three modular software development “kits.” Our Crashlytics Kit gives developers a crash reporting solution, beta distribution, and mobile app analytics.  Our Twitter Kit gives developers the ability to allow users to sign in with Twitter credentials or a phone number, embed Twitter content into their app and leverage the Twitter API.  The MoPub Kit gives developers the ability to generate advertising revenue by connecting their apps to a mobile ad exchange and integrate advertisements into their apps.

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

Since our inception, our user base has grown primarily by word-of-mouth. Our marketing efforts to date have focused on amplifying and accelerating this word-of-mouth momentum. We have historically built our brand through these efforts and increased usage of Twitter worldwide with relatively minimal marketing costs.  However, we began to spend more on sales and marketing in 2014 than we had historically, and expect our sales and marketing expense to continue to increase in absolute dollars in 2015.

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

As of December 31, 2014, we had 969 issued patents in the United States and foreign countries relating to message distribution, graphical user interfaces, security and related technologies. Our issued United States patents are expected to expire between 2016 and 2032.

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

The IPA limits our ability to prevent infringement of our patents.  See the section titled “Risk Factors—Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand” for a further discussion of the IPA.

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

Twitter users may be restricted from accessing Twitter from certain countries, and other countries have intermittently restricted access to Twitter. For example, Twitter is not directly accessible in China and has been blocked in the past in Turkey. It is possible that other governments may seek to restrict access to or our block our website or mobile applications, censor content available through our products or impose other restrictions that may affect the accessibility or usability of Twitter for an extended period of time or indefinitely. For instance, some countries have enacted laws that allow websites to be blocked for hosting certain types of content.

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

Employees

As of December 31, 2014, we had 3,638 full-time employees.

Corporate Information

We were incorporated in Delaware in April 2007. Our principal executive offices are located at 1355 Market Street, Suite 900, San Francisco, California 94103, and our telephone number is (415) 222-9670. We completed our initial public offering in November 2013 and our common stock is listed on the New York Stock Exchange under the symbol “TWTR.” Unless the context requires otherwise, the words “Twitter,” “we,” “Company,” “us” and “our” refer to Twitter, Inc. and our wholly owned subsidiaries.

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

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

If we fail to grow our user base, or if user engagement or ad engagement on our platform decline, our revenue, business and operating results may be harmed.

The size of our user base and our users’ level of engagement are critical to our success. We had 288 million average MAUs in the three months ended December 31, 2014, representing a 20% increase from 241 million average MAUs in the three months ended December 31, 2013. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Argentina, Brazil, France, Germany, India and Japan, to continue to be higher than our user growth rate in the United States. To the extent our user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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
•

technical or other problems prevent us from delivering our products or services in a rapid and reliable manner or otherwise affect the user experience, including issues with connecting to the Internet;

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

If we are unable to increase our user base, user growth rate or user engagement, or if these metrics decline, our products and services could be less attractive to potential new users, as well as to advertisers and platform partners, which would have a material and adverse impact on our business, financial condition and operating results.

If our users do not continue to contribute content or their contributions are not valuable to other users, we may experience a decline in the number of users accessing our products and services and user engagement, which could result in the loss of advertisers, platform partners and revenue.

Our success depends on our ability to provide users of our products and services with valuable content, which in turn depends on the content contributed by our users. We believe that one of our competitive advantages is the quality, quantity and real-time nature of the content on Twitter, and that access to unique or real-time content is one of the main reasons users visit Twitter. Our ability to expand into new international markets depends on the availability of relevant local content in those markets. We seek to foster a broad and engaged user community, and we encourage world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands to use our products and services to express their views to broad audiences. We also encourage media outlets to use our products and services to distribute their content. If users, including influential users, do not continue to contribute content to Twitter, and we are unable to provide users with valuable and timely content, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on our platform, the size of our user base and user engagement may decline. We rely on the sale of advertising services for the substantial majority of our revenue. If we experience a decline in the number of users, user growth rate, or user engagement, including as a result of the loss of world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands who generate content on Twitter, advertisers may not view our products and services as attractive for their marketing expenditures, and may reduce their spending with us which would harm our business and operating results.

We generate the substantial majority of our revenue from advertising. The loss of advertising revenue could harm our business.

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated 89% and 90% of our revenue from advertising in the fiscal years ended December 31, 2013 and 2014, respectively. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Advertising agencies and potential new advertisers may view our Promoted Products as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile and traditional advertising platforms. Our advertising revenue could be adversely affected by a number of other factors, including:

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
•

our inability to help advertisers effectively target ads, including as a result of the fact that we do not collect extensive personal information from our users and that we do not have real-time geographic information for all of our users particularly for ads served through our in-app mobile ad exchange;

•	decreases in the cost per ad engagement;
•	failure to effectively monetize our growing international user base, our logged-out audience or our syndicated audience;
•	loss of advertising market share to our competitors;
•	the degree to which users access Twitter content through applications that do not contain our ads;
•	any arrangements or other partnerships with third parties to share our revenue;
•	our new advertising strategies, such as television targeting and real-time video clips embedded in Tweets, do not gain traction;
•	the impact of new technologies that could block or obscure the display of our ads;
•	adverse legal developments relating to advertising or measurement tools related to the effectiveness of advertising, including legislative and regulatory developments, and developments in litigation;
•	adverse media reports or other negative publicity involving us or other companies in our industry;
•	our inability to create new products and services that sustain or increase the value of our advertising services to both our advertisers and our users;
•	the impact of fraudulent clicks or spam on our Promoted Products and our users;
•	changes in the way our advertising is priced; and
•	the impact of macroeconomic conditions and conditions in the advertising industry in general.

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

We also face significant competition for advertiser spend. The substantial majority of our revenue is currently generated through ads on Twitter, and we compete against online and mobile businesses, including those referenced above, and traditional media outlets, such as television, radio and print, for advertising budgets.  We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Yahoo Ad Exchange, AOL’s Ad.com and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. In order to grow our revenue and improve our operating results, we must increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets.

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

Our quarterly operating results have fluctuated in the past and will fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicators of future performance. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to grow our user base and user engagement;
•	our ability to attract and retain advertisers and platform partners;
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

We make our products and services available across a variety of operating systems and through websites. We are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox. Any changes in such systems, devices or web browsers that degrade the functionality of our products and services, make it difficult for our users to access our content, limit our ability to target or measure the effectiveness of ads, impose fees related to our products or services or give preferential treatment to competitive products or services could adversely affect usage of our products and services. Further, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our products and services work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a majority of our users access our products and services through mobile devices, we are particularly dependent on the interoperability of our products and services with mobile devices and operating systems. We may not be successful in developing relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our products and services, particularly on their mobile devices, our user growth and engagement could be harmed, and our business and operating results could be adversely affected.

If we fail to expand effectively in international markets, our revenue and our business will be harmed.

We may not be able to monetize our products and services internationally as effectively as in the United States as a result of competition, advertiser demand, differences in the digital advertising market and digital advertising conventions, as well as differences in the way that users in different countries access or utilize our products and services. For example, most users in emerging markets like India and Pakistan use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications.  Differences in the competitive landscape in international markets may impact our ability to monetize our products and services. For example, in South Korea we face intense competition from a messaging service offered by Kakao, which offers some of the same communication features as Twitter. The existence of a well-established competitor in an international market may adversely affect our ability to increase our user base, attract platform partners and advertisers and monetize our products in such market. We may also experience differences in advertiser demand in international markets. For example, during times of political upheaval, advertisers may choose not to advertise on Twitter. Certain international markets are also not as familiar with digital advertising in general, or in new forms of digital advertising such as our Promoted Products. Further, we face challenges in providing certain advertising products, features or analytics in certain international markets, such as the European Union, due to government regulation. Our products and services may also be used differently abroad than in the United States. In particular, in certain international markets where Internet access is not as rapid or reliable as in the United States, users tend not to take advantage of certain features of our products and services, such as rich media included in Tweets. The limitation of mobile devices of users in emerging and other markets limits our ability to deliver certain features to those users and may limit the ability of advertisers to deliver compelling advertisements to users in these markets which may result in reduced ad engagements which would adversely affect our business and operating results.

If our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 78% of our average MAUs in the three months ended December 31, 2014, but our international revenue, as determined based on the billing location of our advertisers, was only 34% of our consolidated revenue in the three months ended December 31, 2014. Our inability to successfully expand internationally could adversely affect our business, financial condition and operating results.

We have a limited operating history in a new and unproven market for our platform, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have developed a global platform for public self-expression and conversation in real time, and the market for our products and services is relatively new and may not develop as expected, if at all. Despite our efforts to reduce barriers to consumption, people who are not our users may not understand the value of our products and services and new users may initially find our product confusing. There may be a perception that our products and services are only useful to users who tweet, or to influential users with large audiences. Convincing potential new users of the value of our products and services is critical to increasing our user base and to the success of our business.

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

Since our inception, we have incurred significant operating losses, and, as of December 31, 2014, we had an accumulated deficit of $1.57 billion. Although our revenue has grown rapidly, increasing from $28.3 million in 2010 to $1.40 billion in 2014, we expect that our revenue growth rate will slow in the future as a result of a variety of factors, including the gradual decline in the growth rate of our user base. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully develop new products and services and expand internationally. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

•	our technology infrastructure;
•	research and development for our products and services;
•	sales and marketing;
•	domestic and international expansion efforts, including the real estate and facilities costs associated with such expansions;
•	attracting and retaining talented employees;
•	strategic opportunities, including commercial relationships and acquisitions; and
•	general administration, including personnel costs and legal and accounting expenses related to being a public company.

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

In 2014, we issued $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, in private placements to qualified institutional buyers.  As of December 31, 2014, we had a total par value of $1.89 billion of outstanding Notes.

Holders of the Notes will have the right under the indenture for the Notes to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the relevant maturity date, in each case at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the fundamental change repurchase date.  In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the notes in cash at their maturity, unless earlier converted or repurchased.

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

Our business depends on continued and unimpeded access to our products and services on the Internet by our users, platform partners and advertisers. If we or our users experience disruptions in Internet service or if Internet service providers are able to block, degrade or charge for access to our products and services, we could incur additional expenses and the loss of users and advertisers.

We depend on the ability of our users, platform partners and advertisers to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. For example, access to Twitter is blocked in China and was blocked in Turkey for a few weeks in the first quarter of 2014. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to us and our users. As the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the Internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our operating results.

Our new products, services and initiatives and changes to existing products, services and initiatives could fail to attract users, platform partners and advertisers or generate revenue.

Our ability to increase the size and engagement of our user base, attract advertisers and platform partners and generate revenue will depend in part on our ability to improve existing products and services and create successful new products and services, both independently and in conjunction with third parties. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, in 2013, we introduced Vine, a mobile application that enables users to create and distribute videos that are up to six seconds in length, and #Music, a mobile application that helped users discover new music and artists based on Twitter data profiles which we disconnected in 2014. If new or enhanced products or services fail to engage users, platform partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives, such as the Nielsen Twitter TV Rating, that do not directly generate revenue but which we believe will enhance our attractiveness to users, platform partners and advertisers. In the future, we may invest in new products, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. As of December 31, 2014, we had 3,638 full-time employees, an increase of approximately 3,500 full-time employees since January 1, 2010. We intend to continue to make substantial investments to expand our operations, research and development, sales and marketing and general and administrative organizations, as well as our international operations. We face significant competition for employees, particularly engineers, designers and product managers, from other Internet and high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. In addition, as we have grown, we have significantly expanded our operating lease commitments. As we continue to grow, we are subject to the risks of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and to the challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. In addition, we may not be able to innovate or execute as quickly as a smaller, more efficient organization. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

Providing our products and services to our users is costly and we expect our expenses to continue to increase in the future as we broaden our user base and increase user engagement, as users increase the amount of content they contribute, and as we develop and implement new features, products and services that require more infrastructure, such as our mobile video product, Vine. In addition, our operating expenses, such as our research and development expenses and sales and marketing expenses, have grown rapidly as we have expanded our business. Historically, our costs have increased each year due to these factors and we expect to continue to incur increasing costs to support our anticipated future growth. We expect to continue to invest in our infrastructure in order to enable us to provide our products and services rapidly and reliably to users around the world, including in countries where we do not expect significant near-term monetization. Continued growth could also strain our ability to maintain reliable service levels for our users and advertisers, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. As a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Our expenses may grow faster than our revenue, and our expenses may be greater than we anticipate. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

Our business and operating results may be harmed by a disruption in our service, or by our failure to timely and effectively scale and adapt our existing technology and infrastructure.

One of the reasons people come to Twitter is for real-time information. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses and denial of service or fraud or security attacks. In March 2014, we experienced unexpected complications that made Twitter unavailable for many users for approximately fifteen minutes. We rolled back the change that caused such complications as soon as we identified the issue and Twitter fully recovered within approximately forty-five minutes of the initial service disruption. Additionally, although we are investing significantly to improve the capacity, capability and reliability of our infrastructure, we are not currently serving traffic equally through our co-located data centers that support our platform. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our products and services may become inaccessible to the public or the public may experience difficulties accessing our products and services. Any disruption or failure in our infrastructure could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business.

As the number of our users increases and our users generate more content, including photos and videos hosted by Twitter, we may be required to expand and adapt our technology and infrastructure to continue to reliably store, serve and analyze this content. It may become increasingly difficult to maintain and improve the performance of our products and services, especially during peak usage times, as our products and services become more complex and our user traffic increases. In addition, because we lease our data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If our users are unable to access Twitter or we are not able to make information available rapidly on Twitter, users may seek other channels to obtain the information, and may not return to Twitter or use Twitter as often in the future, or at all. This would negatively impact our ability to attract users, platform partners and advertisers and increase engagement of our users. We expect to continue to make significant investments to maintain and improve the capacity, capability and reliability of our infrastructure. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Action by governments to restrict access to our products and services or censor Twitter content could harm our business and operating results.

Governments have sought, and may in the future seek, to censor content available through our products and services, restrict access to our products and services from their country entirely or impose other restrictions that may affect the accessibility of our products and services for an extended period of time or indefinitely. For example, domestic Internet service providers in China have blocked access to Twitter, and other countries, including Iran, Libya, Pakistan, Turkey and Syria, have intermittently restricted access to Twitter, and we believe that access to Twitter has been blocked in these countries primarily for political reasons. In addition, governments in these or other countries may seek to restrict access to our products and services based on our decisions around user content, providing user information in response to governmental requests, or other matters. In the event that access to our products and services is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to retain or increase our user base and user engagement may be adversely affected, and our operating results may be harmed.

If we are unable to maintain and promote our brand, our business and operating results may be harmed.

We believe that maintaining and promoting our brand is critical to expanding our base of users, platform partners and advertisers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable and innovative products and services, which we may not do successfully. We may introduce new features, products, services or terms of service that users, platform partners or advertisers do not like, which may negatively affect our brand. Additionally, the actions of platform partners may affect our brand if users do not have a positive experience using third-party applications or websites integrated with Twitter or that make use of Twitter content. Our brand may also be negatively affected by the actions of users that are hostile or inappropriate to other people, by users impersonating other people, by users identified as spam, by users introducing excessive amounts of spam on our platform or by third parties obtaining control over users’ accounts. For example, in April 2013, attackers obtained the credentials to the Twitter account of the Associated Press news service through a “phishing” attack targeting Associated Press employees. The attackers posted an erroneous Tweet from the Associated Press account reporting that there had been explosions at the White House, triggering a stock market decline, and focusing media attention on our brand and security efforts. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

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

We believe user engagement with our products and services depends in part on the availability of applications and content generated by platform partners. In 2012, we launched Twitter Cards, which allow platform partners to ensure that whenever they or any user tweets from their websites or applications, the Tweet will automatically include rich content like a photo, a video, a sound clip, an article summary or information about a product, and make it instantly accessible to any other user on Twitter. Twitter Cards allow platform partners to create lightweight interactive applications to promote their content or their products. The availability and development of these applications and content depends on platform partners’ perceptions and analysis of the relative benefits of developing applications and content for our products and services and we are taking tangible steps to support our developers’ efforts to build, grow, and monetize their applications.  For instance, in October 2014, we launched Fabric, a mobile software development kit that helps developers build more stable applications, gives them the ability to generate revenue through Twitter’s mobile ad exchange, MoPub, and provides them with the ability to tap into Twitter’s sign-in systems for simpler identity verification.If platform partners focus their efforts on other platforms despite these and other efforts, the availability and quality of applications and content for our products and services may suffer. There is no assurance that platform partners will continue to develop and maintain applications and content for our products and services. If platform partners cease to develop and maintain applications and content for our products and services, user engagement may decline. In addition, we generate revenue from licensing our historical and real-time data to third parties. If any of these relationships are terminated or not renewed, or if we are unable to enter into similar relationships in the future, our operating results could be adversely affected.

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

Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, in March 2014, we were alerted to, and fixed, a bug in our system that, for approximately 94,000 protected accounts under rare circumstances, allowed non-approved followers to receive protected tweets via SMS or push notifications since November 2013. Additionally, in December 2014, we experienced a brief service outage during which Twitter was inaccessible as a result of a software bug in one of our infrastructure components. Some errors in our software code may only be discovered after the product or service has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of platform partners, loss of advertisers or advertising revenue or liability for damages, any of which could adversely affect our business and operating results.

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

Our products and services involve the storage and transmission of users’ and advertisers’ information, and security breaches expose us to a risk of loss of this information, litigation and potential liability. We experience cyber-attacks of varying degrees on a regular basis, and as a result, unauthorized parties have obtained, and may in the future obtain, access to our data or our users’ or advertisers’ data. For example, in February 2013, we disclosed that sophisticated unknown third parties had attacked our systems and may have had access to limited information for approximately 250,000 users. We also work with third party vendors to process credit card payments by our customers and are subject to payment card association operating rules. Any systems failure or compromise of our security that results in the unauthorized access to or release of our users’ or advertisers’ data, such as credit card data, could significantly limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. Our security measures may also be breached due to employee error, malfeasance or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our data or our users’ or advertisers’ data or accounts, or may otherwise obtain access to such data or accounts. Since our users and advertisers may use their Twitter accounts to establish and maintain online identities, unauthorized communications from Twitter accounts that have been compromised may damage their reputations and brands as well as ours. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If a perceived breach of our security occurs or an actual breach of our security that results in website performance, unauthorized access, availability problems, or the loss or unauthorized disclosure of confidential information, such as credit card information, occurs, the market perception of the effectiveness of our security measures could be harmed, our users and advertisers may be harmed, lose trust and confidence in us or decrease the use of our website and services or stop using our services in their entirety and we may incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

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

We also seek to obtain patent protection for some of our technology and as of December 31, 2014, we had 969 issued U.S. patents. We may be unable to obtain patent or trademark protection for our technologies and brands, and our existing patents and trademarks, and any patents or trademarks that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents and trademarks may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

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

Companies in the Internet, technology and media industries are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. Many companies in these industries, including many of our competitors, have substantially larger patent and intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for patent, or other intellectual property infringement. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to assert claims in order to extract value from technology companies. From time to time we receive claims from third parties which allege that we have infringed upon their intellectual property rights. In this regard, we received a letter from International Business Machines Corporation, or IBM, alleging that we infringe on at least three U.S. patents held by IBM, and inviting us to negotiate a business resolution of the allegations. In December 2013, we acquired over 900 patents from IBM, which significantly increased the size of our patent portfolio and entered into a patent cross-license. Further, from time to time we may introduce new products and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, although our standard terms and conditions for our Promoted Products and public APIs do not provide advertisers and platform partners with indemnification for intellectual property claims against them, some of our agreements with advertisers, platform partners and data partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such advertisers, platform partners and data partners may also discontinue use of our products, services and technologies as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business.

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

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, platform partners or investors do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance.  For example, we recently announced that we do not intend to disclose timeline views for any future period as we do not believe that metric is helpful in measuring engagement on our platform going forward.  If investors, analysts or customers do not believe our reported measures of user engagement are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be harmed.

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

Our growth strategy also depends on our ability to expand and retain our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Because of our initial public offering, many of our employees are able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. We may need to invest significant amounts of cash and equity to attract and retain new employees and we may never realize returns on these investments. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that our culture has been and will continue to be a key contributor to our success. From January 1, 2010 to December 31, 2014, we increased the size of our workforce by approximately 3,500 full-time employees, and we expect to continue to hire aggressively as we expand. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as net books and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended December 31, 2014, over 85% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, most users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications.  In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. It is difficult to predict the problems we may encounter in adapting our products and services and developing competitive new products and services that are compatible with new devices or platforms. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

Future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our products and services, and grow our business in response to changing technologies, user and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Vine Labs, Inc., a mobile application that enables users to create and distribute videos that are up to six seconds in length, MoPub, Inc., a mobile-focused advertising exchange and Gnip, Inc., a company that provides social data analysis and was formerly a Twitter data partner. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	coordination of research and development and sales and marketing functions;

•	retention of key employees from the acquired company;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	integration of the acquired company’s accounting, management information, human resources and other administrative systems and processes;
•	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the impairment of goodwill, any of which could harm our financial condition or operating results.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

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

Our income tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology (or other intangible assets) or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial condition and operating results. We are subject to review and audit by U.S. federal and state and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations or accounting principles, as well as certain discrete items. Greater than anticipated tax expenses, or disputes with tax authorities, could adversely impact our operating results.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles in the United States, or U.S. GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2014, we had recorded a total of $727.6 million of goodwill and intangible assets related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2014, we had U.S. federal net operating loss carryforwards of approximately $2.60 billion and state net operating loss carryforwards of approximately $1.00 billion. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $29.51, through December 31, 2014. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:

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

The note hedge and warrant transactions may affect the value of our common stock.

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

The option counterparties or their respective affiliates may modify their initial hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes or following any repurchase of Notes by us on any fundamental change repurchase date or otherwise). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

In addition, if any such convertible note hedge and warrant transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the note hedge transactions.

The option counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that these option counterparties may default under the note hedge transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. If one or more of the option counterparties to one or more of our note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in the volatility of the market price of our common stock. In addition, upon a default by one of the option counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the option counterparties.

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

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, our credit facility contains restrictions on payments including payments of cash dividends.  Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Facilities

As of December 31, 2014, we leased office facilities around the world totaling approximately 1,583,000 square feet, including 828,000 square feet for our corporate headquarters in San Francisco, California.  We also lease data center facilities in the United States pursuant to various lease agreements and co-location arrangements with data center operators. We believe our facilities are sufficient for our current needs.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “TWTR” since November 7, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for the periods indicated:

	2014		2013
	High	Low	High	Low
First Quarter	$70.43	$43.31	n/a	n/a
Second Quarter	47.59	29.51	n/a	n/a
Third Quarter	53.64	35.95	n/a	n/a
Fourth Quarter (1)	55.99	34.62	$74.73	$38.80

(1) The period reported for the fourth quarter of 2013 is from November 7, 2013 through December 31, 2013.

Holders of Record

As of February 17, 2015, there were 807 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, the credit facility contains restrictions on payments including cash payments of dividends.

Unregistered Sales of Equity Securities

Shares Issued in Connection with Acquisitions

From January 1, 2014 through December 31, 2014, we issued an aggregate of 5,662,544 shares of our common stock in connection with our acquisitions of certain companies or their assets and as consideration to individuals and entities who were former service providers and/or stockholders of such companies.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Dow Jones Internet Composite Index, or DJ Internet Composite. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 7, 2013, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2014. The returns shown are based on historical results and are not intended to suggest future performance.

180.00
160.00
140.00
120.00
100.00
80.00
60.00
Index Level
11/7/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
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

The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10‑K. The consolidated statements of operations data for the year ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future and our interim results are not necessarily indicative of results to be expected for the full fiscal year.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$1,403,002	$664,890	$316,933	$106,313	$28,278
Costs and expenses(1)
Cost of revenue	446,309	266,718	128,768	61,803	43,168
Research and development	691,543	593,992	119,004	80,176	29,348
Sales and marketing	614,110	316,216	86,551	25,988	6,289
General and administrative	189,906	123,795	59,693	65,757	16,952
Total costs and expenses	1,941,868	1,300,721	394,016	233,724	95,757
Loss from operations	(538,866)	(635,831)	(77,083)	(127,411)	(67,479)
Interest income (expense), net	(33,985)	(6,860)	(2,486)	(805)	55
Other income (expense), net	(5,500)	(4,455)	399	(1,530)	(117)
Loss before income taxes	(578,351)	(647,146)	(79,170)	(129,746)	(67,541)
Provision (benefit) for income taxes	(531)	(1,823)	229	(1,444)	(217)
Net loss	$(577,820)	$(645,323)	$(79,399)	$(128,302)	$(67,324)
Deemed dividend to investors in relation to the tender offer	-	-	-	35,816	-
Net loss attributable to common stockholders	$(577,820)	$(645,323)	$(79,399)	$(164,118)	$(67,324)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.96)	$(3.41)	$(0.68)	$(1.60)	$(0.89)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	604,990	189,510	117,401	102,544	75,992
Other Financial Information:(2)
Adjusted EBITDA	$300,896	$75,430	$21,164	$(42,835)	$(51,184)
Non-GAAP net income (loss)	$101,071	$(34,330)	$(35,191)	$(65,533)	$(54,066)

(1)	Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Cost of revenue	$50,536	$50,942	$800	$1,820	$200
Research and development	360,726	379,913	12,622	33,559	3,409
Sales and marketing	157,263	114,440	1,346	1,553	249
General and administrative	63,072	55,072	10,973	23,452	2,073
Total stock-based compensation	$631,597	$600,367	$25,741	$60,384	$5,931

(2)	See the section titled “Non-GAAP Financial Measures” below for additional information and a reconciliation of net loss to Adjusted EBITDA and net loss to non-GAAP net income (loss).

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,510,724	$841,010	$203,328	$218,996	$134,253
Short-term investments	2,111,154	1,393,044	221,528	330,543	43,484
Working capital	3,862,059	2,349,249	444,587	548,324	167,088
Property and equipment, net	557,019	332,662	185,574	61,983	26,385
Total assets	5,583,082	3,366,240	831,568	720,675	224,473
Convertible notes	1,376,020	—	—	—	—
Total liabilities	1,956,679	416,234	207,204	87,391	35,432
Redeemable convertible preferred stock	—	—	37,106	49	—
Convertible preferred stock	—	—	835,430	835,073	279,534
Total stockholders' equity (deficit)	3,626,403	2,950,006	(248,172)	(201,838)	(90,493)

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA and non-GAAP net income (loss). These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses and provision (benefit) for income taxes.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(577,820)	$(645,323)	$(79,399)	$(128,302)	$(67,324)
Stock-based compensation expense	631,597	600,367	25,741	60,384	5,931
Depreciation and amortization expense	208,165	110,894	72,506	24,192	10,364
Interest and other expense, net	39,485	11,315	2,087	2,335	62
Provision (benefit) for income taxes	(531)	(1,823)	229	(1,444)	(217)
Adjusted EBITDA	$300,896	$75,430	$21,164	$(42,835)	$(51,184)

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to our convertible notes and the income tax effects related to acquisitions.

The following table presents a reconciliation of net loss to non-GAAP net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss)
Net loss	$(577,820)	$(645,323)	$(79,399)	$(128,302)	$(67,324)
Stock-based compensation expense	631,597	600,367	25,741	60,384	5,931
Amortization of acquired intangible assets	36,563	16,530	18,687	4,697	7,506
Non-cash interest expense related to convertible notes	18,823	—	—	—	—
Income tax effects related to acquisitions	(8,092)	(5,904)	(220)	(2,312)	(179)
Non-GAAP net income (loss)	$101,071	$(34,330)	$(35,191)	$(65,533)	$(54,066)

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

Overview

The mission we serve as Twitter, Inc. is to give everyone the power to create and share ideas and information instantly without barriers.  We offer products and services for users, advertisers, developers and platform and data partners. Our goal is to reach the largest daily audience in the world through our information sharing and distribution platform products.  We believe that our audience is not limited to our users on the Twitter platform, but rather extends to a larger global audience, including users who are not logged in to Twitter and our syndication and SDK audiences.

We have already achieved significant global scale, and we continue to grow. As of the three months ended December 31, 2014 we have more than 288 million MAUs spanning nearly every country. We believe the current total audience that views content on our platform, including logged in and logged out users but not including syndicated content, is two to three times the number of our MAUs. Our users include millions of people from around the world, as well as influential individuals and organizations.

Our revenue for the year ended December 31, 2014 was $1.40 billion, which represents a 111% increase compared to 2013. We generate the substantial majority of our revenue from the sale of advertising services with the balance coming from data licensing arrangements and our mobile advertising exchange services. Mobile has become the primary driver of our business and we have been able to generate significant revenue through our mobile applications. Approximately 85% of our advertising revenue was generated from mobile devices in the year ended December 31, 2014.

In 2014, we issued $935.0 million principal amount of 0.25% Convertible Senior Notes due in 2019, or the 2019 Notes, and $954.0 million principal amount of 1.00% Convertible Senior Notes due in 2021, or the 2021 Notes (which together with the 2019 Notes, we refer to as the Notes), in private placements to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. The total net proceeds from these offerings, after deducting initial purchasers’ discount and debt issuance costs, were approximately $1.86 billion.  Concurrently with the issuance of Notes, we entered into convertible note hedge transactions for which we paid $407.2 million. In addition, we sold warrants for which we received $289.3 million.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our active user base. In the three months ended December 31, 2014, we had 288 million average MAUs, which represents an increase of 20% from the three months ended December 31, 2013. The growth in average MAUs was driven primarily by organic growth and growth initiatives. In the three months ended December 31, 2014, we had 63 million average MAUs in the United States and 225 million average MAUs in the rest of the world, which represent increases of 17% and 21%, respectively, from the three months ended December 31, 2013. For additional information on how we calculate MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monthly Active Users: Worldwide

(quarterly average in millions)

350
300
250
200
150
100
50
185
204
218
232
241
255
271
284
288
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sept 30 2013
Dec 31 2013
Mar 31 2014
Jun 30 2014
Sep 30 2014
Dec 31 2014

Monthly Active Users: United States

(quarterly average in millions)

70
60
50
40
30
20
10
45
48
49
53
54
57
60
63
63
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sept 30 2013
Dec 31 2013
Mar 31 2014
Jun 30 2014
Sep 30 2014
Dec 31 2014

Monthly Active Users: International

(quarterly average in millions)

250
200
150
100
50
140
156
169
179
187
198
211
221
225
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sept 30 2013
Dec 31 2013
Mar 31 2014
Jun 30 2014
Sep 30 2014
Dec 31 2014

Timeline Views, Timeline Views Per MAU and Advertising Revenue Per Timeline View. We define timeline views as the total number of timelines requested and delivered when registered users visit Twitter, refresh a home timeline (but not other timelines) or view search results while such user is logged in or is otherwise authenticated on our website, mobile website or desktop or mobile applications (excluding our TweetDeck and Mac clients, as we do not fully track this data). We believe that timeline views going forward will not be a helpful metric for measuring user engagement because the ongoing optimization of our products has reduced the number of times a user needs to request a timeline view, which has resulted in timeline views becoming an unrepresentative measure of user engagement with our platform.  We do not intend to report timeline views metric in future filings but we present it here for historical purposes. Timeline views per MAU are calculated by dividing the total timeline views for the period by the average MAUs for the last three months of such period. In the three months and year ended December 31, 2014, we had 182.0 billion and 692.5 billion timeline views, respectively, which represent increases of 23% and 17% from the three months and year ended December 31, 2013, respectively. In the three months and year ended December 31, 2014, we had 49.2 billion and 191.1 billion timeline views in the United States, respectively, which represent increases of 20% and 16% from the three months and year ended December 31, 2013, respectively. In the three months and year ended December 31, 2014, we had 132.8 billion and 501.3 billion timeline views in the rest of the world, respectively, which each represent an increase of 24% and 17% from the three months and year ended December 31, 2013, respectively. In the three months ended December 31, 2014, we had 631 timeline views per MAU, which represents an increase of 3% from the three months ended December 31, 2013. In the three months ended December 31, 2014, we had 778 timeline views per MAU in the United States and 590 timeline views per MAU in the rest of the world, which represent increases of 3% from the three months ended December 31, 2013. For additional information on how we calculate the number of timeline views and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

We define advertising revenue per timeline view as advertising revenue per 1,000 timeline views during the applicable period. In the three months ended December 31, 2014, our advertising revenue per timeline view was $2.37, which represents a 60% increase from the three months ended December 31, 2013. In the three months ended December 31, 2014, our advertising revenue per timeline view in the United States was $5.65 and our advertising revenue per timeline view in the rest of the world was $1.16, which represent increases of 49% and 94% from the three months ended December 31, 2013, respectively. We record advertising revenue based on the billing location of our advertisers, rather than the location of our users.

Timeline Views: Worldwide
(quarterly in millions)

210,000
175,000
140,000
105,000
70,000
35,000
117,485
136,329
150,899
158,758
147,783
156,713
173,173
180,635
181,954
Dec 31 2012
Mar 31 2013
Jun 30 2013
Sep 30 2013
Dec 31 2013
Mar 31 2014
Jun 30 2014
Sep 30 2014
Dec 31 2014

	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013	Mar 31 2014	Jun 30 2014	Sep 30 2014	Dec 31 2014
Ad Rev Per 1K Timeline Views	$0.85	$0.74	$0.80	$0.97	$1.49	$1.44	$1.60	$1.77	$2.37
Timeline Views Per MAU	635	668	691	685	613	614	640	636	631

Timeline Views: United States

(quarterly in millions)

60,000
50,000
40,000
30,000
20,000
10,000
35,914
39,541
40,614
43,169
40,924
45,805
47,218
48,948
49,169

	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013	Mar 31 2014	Jun 30 2014	Sep 30 2014	Dec 31 2014
Ad Rev Per 1K Timeline Views	$2.20	$1.95	$2.17	$2.58	$3.80	$3.47	$3.87	$4.28	$5.65
Timeline Views Per MAU	803	828	825	819	756	804	792	774	778

Timeline Views: International
(quarterly in millions)

150,000
125,000
100,000
75,000
50,000
25,000
81,571
96,788
110,285
115,589
106,859
110,908
125,955
131,687
132,785

	Dec 31 2012	Mar 31 2013	Jun 30 2013	Sep 30 2013	Dec 31 2013	Mar 31 2014	Jun 30 2014	Sep 30 2014	Dec 31 2014
Ad Rev Per 1K Timeline Views	$0.25	$0.24	$0.30	$0.36	$0.60	$0.61	$0.75	$0.84	$1.16
Timeline Views Per MAU	582	619	652	646	572	560	596	597	590

Factors Affecting Our Future Performance

User Growth, User Engagement and Monetization. User growth trends reflected in the number of MAUs, user engagement trends and monetization trends reflected in advertising engagements are key factors that affect our revenue. As our user base and the level of engagement of our users grow, we believe the potential to increase our revenue grows.

User Growth. We have experienced significant growth in our number of users over the last several years. In general, a higher proportion of Internet users in the United States use Twitter than Internet users in other countries. Accordingly, in the future we expect our user growth rate in certain international markets, such as Argentina, Brazil, France, Germany, India and Japan, to continue to be higher than our user growth rate in the United States. However, we expect to face challenges in entering some markets, such as China, where access to Twitter is blocked, as well as certain other countries that have intermittently restricted access to Twitter. Restrictions or limitations on access to Twitter may adversely impact our ability to increase the size of our user base and generate additional revenue in certain markets.

We do not separately track whether an MAU has only used Twitter on a desktop or on a mobile device. However, in the three months ended December 31, 2014, approximately 80% of our average MAUs accessed Twitter from a mobile device, roughly flat from the three months ended December 31, 2013.

We may face challenges in increasing the size of our user base, including, among others, competition from alternative products and services, a decline in the number of influential users on Twitter or a perceived decline in the quality of content or user experience available on Twitter. We intend to drive growth in our user base by continuing to demonstrate the value and usefulness of our products and services to potential new users, and by introducing new products, services and features. Our user growth rate has slowed over time, and we anticipate that it may continue to slow, with increases to the size of our user base. To the extent our user growth or user growth rate continues to slow, our revenue growth will become increasingly dependent on our ability to increase levels of user engagement and monetization.

User Engagement. Two broad measures of user engagement on our platform in 2014 were timeline views and the number of timeline views per MAU. In the three months ended December 31, 2014, timeline views increased 23% and timeline views per MAU increased 3%, compared to the three months ended December 31, 2013. Timeline views per MAU during the three months ended December 31, 2014 stayed relatively flat compared to the three months ended September 30, 2014.

Our most engaged users are generally those who access Twitter via our mobile applications. In the three months ended December 31, 2014, a substantial majority of timeline views were on mobile devices. We expect this trend of mobile users being more engaged to continue in the near term, and we plan to continue to develop and improve our mobile applications to further drive user adoption of these applications. We intend to continue to optimize our products to improve the overall user experience, and the changes we may make to our products may result in slower growth, or a decline, in the number of timeline views or the number of timeline views per MAU. To the extent user engagement as measured by timeline views and timeline views per MAU does not increase, our revenue growth will depend in large part on our ability to increase MAUs or monetization of our platform.

Monetization.  There are many variables that impact the monetization of our platform through advertising, such as the number of MAUs, the general engagement of our users, the amount of advertising we choose to display, our users’ engagement with our Promoted Products, advertiser demand and cost per ad engagement. Generally, for our pay-for-performance Promoted Products, we design our algorithms to optimize for the combined impact of a number of factors, including the overall user experience, the number of ads we deliver to a particular user, the likelihood that our users will engage with the ads, the value we deliver to advertisers and the impact of the advertisers’ bids. We design our algorithms to enhance the user experience by delivering relevant ads to a user based on that user’s Interest Graph, and these ads may contain information of interest to that user or may provide promotional offers that are not available anywhere else. Our algorithms also enhance the value that we deliver to advertisers because the targeting capabilities of our algorithms allow advertisers to deliver ads that are relevant to a user’s interests, thereby increasing the effectiveness of an advertiser’s advertising campaign.

We regularly refine our algorithms to drive monetization while maximizing the long-term value of our platform for our users and advertisers. Given the large number of variables that drive advertising revenue per timeline view, including decisions that we make regarding optimizing user experience and satisfying advertiser demand, certain individual components may decline while others increase. Ultimately, it is the combination of the changes in these components that impacts monetization. For example, advertising revenue has increased sequentially in each of the four quarters ended December 31, 2014, driven by sequential increases in paid user engagements with our pay-for-performance Promoted Products, or ad engagements, over those same periods, and sequential increases in average cost per ad engagement during a majority of the same periods. The number of ad engagements increased 29%, 4%, 13% and 18% sequentially in the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively. The increases in ad engagements over these periods were primarily due to increases in MAUs, increases in total ad requests, and strong advertiser demand. Average cost per ad engagement decreased 20% in the three months ended March 31, 2014, and increased 18%, 3% and 14% sequentially in the three months ended June 30, 2014, September 30, 2014, and December 31, 2014, respectively. The decrease in cost per ad engagement over the three months ended March 31, 2014 was primarily driven by higher ad engagements as a result of continued improvements made to our ad products and our prediction and targeting capabilities. The increases in cost per ad engagement over the last three quarters were primarily driven by a mix shift to higher priced and higher performing ad units as well as an increase in same format cost per ad engagement. We have also seen strong demand for advertising on our platform as demand outweighed the supply we made available. As we continue to optimize for advertiser value and the overall user experience, the cost per ad engagement may vary from period to period but we expect the cost per ad engagement to be relatively steady in the near term. We plan to increase the value of our Promoted Products by continuing to increase the size and engagement of our user base, improve our ability to target advertising to our users’ interests and improve the ability of our advertisers to optimize their campaigns and measure the results of their campaigns. We also believe our goal of maximizing the long-term value of our platform for our users and advertisers should make Promoted Products more attractive to our existing and new advertisers and allow us to deliver more relevant ads on our platform.

In addition, our advertising revenue per timeline view in the United States was substantially higher than our advertising revenue per timeline view in the rest of the world. For example, during the three months ended December 31, 2014, our advertising revenue per timeline view in the United States was $5.65 and our advertising revenue per timeline view in the rest of the world was $1.16. We expect this disparity in monetization to continue in the near term. To the extent the number of international users and engagement by international users grow faster than U.S. users and engagement by U.S. users, our rate of monetization may be adversely impacted even if total advertising revenue continues to increase.

In the three months ended December 31, 2014, over 85% of our advertising revenue was generated from mobile devices. We have experienced strong growth in advertising revenue from mobile devices because user engagement is significantly higher on mobile applications than on our desktop applications, and we expect this trend to continue. However, Promoted Accounts and Promoted Trends receive less prominence on our mobile applications than they do on our desktop applications, which means that fewer users see them displayed on our mobile applications, resulting in fewer ad engagements with Promoted Accounts and fewer impressions of Promoted Trends on mobile applications. Primarily as a result of Promoted Accounts and Promoted Trends receiving less prominence on mobile applications, we have generated higher monetization of our revenue per timeline view on our desktop applications than on our mobile applications. Although advertising revenue per timeline view on our desktop applications is higher than advertising revenue per timeline view on our mobile applications, the substantial majority of our timeline views and advertising revenue is generated from mobile applications.

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

International Expansion. We intend to invest in our international operations in order to expand our user base and advertiser base and increase user engagement and monetization internationally. In the three months ended December 31, 2014, we had 225 million average MAUs internationally compared to 63 million average MAUs in the United States. In addition, our number of users is growing at a faster rate in many international markets, such as Argentina, Brazil, France, Germany, India and Japan. However, we derive the substantial majority of our advertising revenue from advertisers in the United States. We also generate significantly more advertising revenue per timeline view in the United States than internationally, with advertising revenue per timeline view in the three months ended December 31, 2014 of $5.65 in the United States and $1.16 internationally. Further, because we record advertising revenue based on the billing location of our advertisers, engagement by international users with ads placed by advertisers located in the United States increases our advertising revenue per timeline view in the United States. In order to increase our international advertising revenue, we plan to invest in our international operations. In the near term, we plan to increase the size of our sales and marketing support teams in international markets such as Brazil, Canada, Ireland and Singapore, and we plan to continue to extend our self-serve advertising platform to countries outside of the United States.

We face challenges in increasing our advertising revenue internationally, including local competition, differences in advertiser demand, differences in the digital advertising market and conventions, and differences in the manner in which Twitter is accessed and used internationally. We face competition from well-established competitors in certain international markets. In addition, certain international markets are not as familiar with digital advertising in general, or with new forms of digital advertising, such as our Promoted Products. In these jurisdictions we are investing to educate advertisers about the benefits of our advertising services. However, we expect that it may require a significant investment of time and resources to educate advertisers in many international markets. We also face challenges in providing certain advertising products, features or analytics in certain international markets, such as the European Union, due to government regulation. In addition, in certain emerging markets, many users access Twitter through feature phones with limited functionality, rather than through smartphones, our website or desktop applications. This limits our ability to deliver certain features to these users and may limit the ability of advertisers to deliver compelling ads to users in these markets. We are investing to improve our applications for feature phones in order to improve our ability to monetize our products and services in international markets.

Competition. We face significant competition for users and advertisers. We compete against many companies to attract and engage users and for advertiser spend, including companies with greater financial resources and substantially larger user bases which offer a variety of Internet and mobile device-based products, services and content. In recent years there has been a significant number of acquisitions and consolidation activity by and among our actual and potential competitors. We must compete effectively for users and advertisers in order to grow our business and increase our revenue. We believe that our ability to compete effectively for users depends upon a number of factors, including the quality of our products and services; and our ability to compete effectively for advertisers depends upon a number of factors, including our ability to offer attractive advertising products with unique targeting capabilities and the size of our active user base. We intend to continue to invest in research and development to improve our products and services for users and advertisers and to grow our active user base in order to address the competitive challenges in our industry. As part of our strategy to improve our products and services, we may acquire other companies to add engineering talent or complementary products and technologies.

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

Investment in Talent. We intend to invest in hiring and retaining talented employees to grow our business and increase our revenue. As of December 31, 2014, we had 3,638 full-time employees, an increase of over 900 full-time employees, or approximately 34%, from December 31, 2013. We expect to increase headcount for the foreseeable future as we continue to invest in our business. We have also made, and intend to continue to make, acquisitions that add engineers, designers, product managers and other personnel with specific technology expertise. In addition, we must retain our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Seasonality. Advertising spending is traditionally strongest in the fourth quarter of each year. Historically, this seasonality in advertising spending has affected our quarterly results, with higher sequential advertising revenue growth from the third quarter to the fourth quarter compared to sequential advertising revenue growth from the fourth quarter to the subsequent first quarter. For example, our advertising revenue increased 45%, 43% and 35% between the third and fourth quarters of 2012, 2013 and 2014, respectively, while advertising revenue for the first quarter of 2013 and 2014 increased 1% and 3% compared to the fourth quarter of 2012 and 2013, respectively. In addition, advertising revenue per timeline view increased 54% between the third and fourth quarter of 2013, while advertising revenue per timeline view decreased 3% between the fourth quarter of 2013 and the first quarter of 2014. The rapid growth in our business may have partially masked seasonality to date and the seasonal impacts may be more pronounced in the future.

Stock-Based Compensation Expense. We have historically utilized, and intend to continue to utilize, various forms of stock-based awards in order to hire and retain talented employees. During the twelve months ended December 31, 2014 and 2013, we recognized $631.6 million and $600.4 million of expense related to stock-based compensation, respectively. As of December 31, 2014, we had unrecognized stock-based compensation expense of approximately $1.45 billion related to outstanding equity awards, after giving effect to estimated forfeitures, which we expect to recognize over a weighted-average period of approximately three years. The stock-based compensation expenses related to our outstanding equity awards have a significant impact on our ability to generate net income on a GAAP basis in future periods.

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenue
Advertising services	$1,255,688	$594,546	$269,421
Data licensing and other	147,314	70,344	47,512
Total Revenue	1,403,002	664,890	316,933
Costs and expenses (1)
Cost of revenue	446,309	266,718	128,768
Research and development	691,543	593,992	119,004
Sales and marketing	614,110	316,216	86,551
General and administrative	189,906	123,795	59,693
Total costs and expenses	1,941,868	1,300,721	394,016
Loss from operations	(538,866)	(635,831)	(77,083)
Interest income (expense), net	(33,985)	(6,860)	(2,486)
Other income (expense), net	(5,500)	(4,455)	399
Loss before income taxes	(578,351)	(647,146)	(79,170)
Provision (benefit) for income taxes	(531)	(1,823)	229
Net loss	$(577,820)	$(645,323)	$(79,399)

(1)	Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$50,536	$50,942	$800
Research and development	360,726	379,913	12,622
Sales and marketing	157,263	114,440	1,346
General and administrative	63,072	55,072	10,973
Total	$631,597	$600,367	$25,741

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2014	2013	2012
Revenue
Advertising services	90%	89%	85%
Data licensing and other	10	11	15
Total Revenue	100	100	100
Costs and expenses
Cost of revenue	32	40	41
Research and development	49	89	38
Sales and marketing	44	48	27
General and administrative	14	19	19
Total costs and expenses	138	196	124
Loss from operations	(38)	(96)	(24)
Interest income (expense), net	(2)	(1)	(1)
Other income (expense), net	(0)	(1)	0
Loss before income taxes	(41)	(97)	(25)
Provision (benefit) for income taxes	(0)	(0)	0
Net loss	(41)%	(97)%	(25)%

Years Ended December 31, 2014, 2013 and 2012

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

Data Licensing and Other

We generate data licensing and other revenue by (i) offering “Gnip”-branded products and data licenses that allow our data partners to access, search and analyze historical and real-time data on our platform, which data consists of public Tweets and their content, and (ii) providing mobile advertising exchange services. Our data partners generally purchase licenses to access all or a portion of our data for a fixed period. We recognize data licensing revenue as the licensed data is made available to our data partners. In addition, we operate a mobile ad exchange and receive service fees from transactions completed on the exchange. Our mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory and matches buyers and sellers. We have determined we are not the principal in the purchase and sale of advertising inventory in transactions between third party buyers and sellers on the exchange. Therefore we report revenue related to our ad exchange services on a net basis.

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Advertising services	$1,255,688	$594,546	$269,421	111%	121%
Data licensing and other	147,314	70,344	47,512	109%	48%
Total Revenue	$1,403,002	$664,890	$316,933	111%	110%

2014 Compared to 2013. Revenue in 2014 increased by $738.1 million compared to 2013.

In 2014, advertising revenue increased by 111% compared to 2013. The increase was primarily attributable to a 17% increase in timeline views in 2014 compared to 2013, as well as an increase in demand from advertisers that drove an increase in advertising revenue per timeline view of 81% in 2014 compared to 2013. The increase in timeline views was driven by a 20% increase in average MAUs despite a 3% decrease in the user engagement levels of MAUs, as measured by timeline views per MAU, in 2014 compared to 2013. The increase in advertising revenue per timeline view was primarily driven by a 136% increase in ad engagements per timeline view, partially offset by a 23% decrease in average cost per ad engagement in 2014 compared to 2013. The increase in ad engagements per timeline view, combined with the increase in timeline views, resulted in a 175% increase in the number of ad engagements in 2014 compared to 2013. Advertising revenue also benefited from sales of our Promoted Products on our mobile applications as well as from an increase in international revenue.

In 2014, data licensing and other revenue increased by 109% compared to 2013. The majority of this increase was attributable to a full year of revenue generated from mobile advertising exchange services in 2014 as compared to the partial year of revenue generated in the prior year.

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

In 2013, data licensing and other revenue increased by 48% compared to 2012, which was primarily attributable to a 27% net increase in data licensing fees from existing data partners, and to a lesser extent, from an increase in licensing fees from new data partners.

Cost of Revenue

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Cost of revenue	$446,309	$266,718	$128,768	67%	107%
Cost of revenue as a percentage of revenue	32%	40%	41%

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

2014 Compared to 2013. In 2014, cost of revenue increased by $179.6 million compared to 2013. The increase was primarily attributable to a $75.5 million increase in depreciation expense related to additional server and networking equipment and amortization of acquired intangible assets, a $60.2 million increase in networking, hosting and data center costs related to our co-located facilities, a $27.0 million increase in allocated facilities and other supporting overhead costs due to the continued expansion of our real estate footprint and increase in support functions, and a $16.9 million increase in personnel-related costs, mainly driven by an increase in average employee headcount.

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

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased activity on our platform. We expect that cost of revenue will increase in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

Research and Development

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Research and development	$691,543	$593,992	$119,004	16%	399%
Research and development as a percentage of revenue	49%	89%	38%

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

2014 Compared to 2013. In 2014, research and development expenses increased by $97.6 million compared to 2013. The increase was primarily attributable to a $107.2 million increase in personnel-related costs, mainly driven by an increase in average employee headcount, and a $34.3 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions. These increases were partially offset by a $43.9 million increase in the capitalization of costs associated with developing software for internal use.

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

We plan to continue to hire employees for our engineering, product management and design teams to support our research and development efforts. We expect that research and development costs will increase in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

Sales and Marketing

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Sales and marketing	$614,110	$316,216	$86,551	94%	265%
Sales and marketing as a percentage of revenue	44%	48%	27%

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

2014 Compared to 2013. In 2014, sales and marketing expenses increased by $297.9 million compared to 2013. The increase was primarily attributable to a $153.2 million increase in personnel-related costs, mainly driven by an increase in average employee headcount, a $98.8 million increase in marketing and sales-related expenses, a $38.1 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions, and a $7.8 million increase in amortization of acquired intangible assets.

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

We plan to continue to invest in sales and marketing to expand internationally, grow our advertiser base and increase our brand awareness. We expect that sales and marketing expenses will increase in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

General and Administrative

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
General and administrative	$189,906	$123,795	$59,693	53%	107%
General and administrative as a percentage of revenue	14%	19%	19%

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

2014 Compared to 2013. In 2014, general and administrative expense increased by $66.1 million compared to 2013. The increase was primarily attributable to a $51.3 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, an increase of $16.3 million in fees and costs for professional services, partially offset by a $1.5 million decrease in unallocated facilities and supporting costs, driven by slower headcount growth in the general and administrative function relative to other functional areas.

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

We plan to continue to expand our business both domestically and internationally, and expect to increase the size of our general and administrative function to help grow our business. We expect that we will continue to incur general and administrative expenses as a result of being a public company. We expect that general and administrative expenses will increase in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

Interest Income (Expense), Net

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Interest income (expense), net	$(33,985)	$(6,860)	$(2,486)

Interest income (expense), net consists primarily of interest expense incurred in connection with the Notes and interest expense related to capital leases net of interest income resulting from our short term investments.

2014 Compared to 2013. In 2014, interest expense, net, increased by $27.1 million compared to 2013. The increase was primarily attributable to the interest expense related to the amortization of the debt discount and accrued coupon interest expense of the Notes, which were issued in 2014. Interest expense totaled $35.9 million in 2014, comprised of $25.7 million of interest expense related to the Notes and the credit facility and $10.2 million related to capital leases of equipment, offset by interest income of $1.9 million, representing the interest earned primarily on our short term investments net of the related amortization of premium paid on such investments. We expect that interest expense will be higher in absolute dollars in future years because the Notes were issued in the third quarter of 2014 and therefore we only recorded a partial year of interest expense.  Historically, we incurred interest expense primarily from capital leases of equipment.

2013 Compared to 2012. In 2013, interest expense, net, increased by $4.4 million compared to 2012. The increase was primarily attributable to the increase in equipment purchases through capital leases.

Other Income (Expense), Net

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Other income (expense), net	$(5,500)	$(4,455)	$399

Other income (expense), net, consists primarily of unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies as well as realized foreign exchange gains and losses on foreign exchange transactions. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

2014 Compared to 2013. In 2014, other expense, net, increased by $1.0 million compared to 2013. The increase was attributable to unfavorable foreign currency exchange impact from the re-measurement of our asset and liability balances denominated in currencies other than the functional currency.

2013 Compared to 2012. In 2013, other expense, net, increased by $4.9 million compared to other income, net of $0.4 million in 2012. The decrease was attributable to unfavorable foreign currency exchange impact from the re-measurement of our asset and liability balances denominated in currencies other than the functional currency.

Provision (Benefit) for Income Taxes

	Year Ended December 31,
	2014	2013	2012
	.
Provision (benefit) for income taxes	$(531)	$(1,823)	$229

Provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, and deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

2014 Compared to 2013. Our benefit for income taxes in 2014 decreased by $1.3 million compared to a benefit of $1.8 million in 2013. The decrease was primarily due to the increased income tax expense in foreign jurisdictions, partially offset by the increased income tax benefit arising from acquisitions.

2013 Compared to 2012. Our benefit for income taxes in 2013 increased by $2.0 million compared to a provision of $0.2 million in 2012. The increase was primarily due to the increased income tax benefit arising from acquisitions, partially offset by the increase in income tax expenses in foreign and state jurisdictions.

As of December 31, 2014, we had $2.60 billion of federal and $1.00 billion of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards will begin to expire for federal income tax purposes and state income tax purposes in 2027 and 2015, respectively. We also have research credit carryforwards of $175.9 million and $142.0 million for federal and state income tax purposes, respectively. The federal research credit carryforward will begin to expire in 2027. The state research credit carryforward has no expiration date. Additionally, we have California Enterprise Zone credit carryforwards of $15.9 million which will begin to expire in 2023. Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Any annual limitation may result in the expiration of net operating losses and research credits before utilization.

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2014. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(Unaudited, in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Advertising services	$432,001	$320,196	$277,440	$226,051	$219,677	$153,437	$120,972	$100,460
Data licensing and other	47,077	41,070	34,726	24,441	22,998	15,143	18,320	13,883
Total revenue	479,078	361,266	312,166	250,492	242,675	168,580	139,292	114,343
Costs and expenses(1)
Cost of revenue	136,613	124,166	100,027	85,503	112,651	62,239	50,573	41,255
Research and development	181,715	183,342	177,095	149,391	394,848	87,307	64,263	47,574
Sales and marketing	203,599	164,015	140,261	106,235	177,305	61,214	45,258	32,439
General and administrative	55,304	51,174	44,694	38,734	67,547	21,152	18,114	16,982
Total costs and expenses	577,231	522,697	462,077	379,863	752,351	231,912	178,208	138,250
Loss from operations	(98,153)	(161,431)	(149,911)	(129,371)	(509,676)	(63,332)	(38,916)	(23,907)
Interest income (expense), net	(23,513)	(5,795)	(2,110)	(2,567)	(2,387)	(1,727)	(1,513)	(1,233)
Other income (expense), net	1	(8,079)	1,780	798	(2,725)	818	(1,019)	(1,529)
Loss before income taxes	(121,665)	(175,305)	(150,241)	(131,140)	(514,788)	(64,241)	(41,448)	(26,669)
Provision (benefit) for income taxes	3,687	159	(5,599)	1,222	(3,317)	360	777	357
Net loss	$(125,352)	$(175,464)	$(144,642)	$(132,362)	$(511,471)	$(64,601)	$(42,225)	$(27,026)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.29)	$(0.24)	$(0.23)	$(1.41)	$(0.48)	$(0.32)	$(0.21)
Other Financial Information:
Adjusted EBITDA(2)	$141,490	$68,326	$54,131	$36,949	$44,745	$9,293	$9,647	$11,745
Non-GAAP net income (loss)(3)	$79,320	$6,972	$14,596	$183	$9,774	$(17,216)	$(16,364)	$(10,524)

(1)	Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(Unaudited, in thousands)
Cost of revenue	$13,240	$13,596	$13,869	$9,831	$45,927	$3,060	$1,471	$484
Research and development	95,942	93,973	92,493	78,318	326,536	29,180	15,772	8,425
Sales and marketing	49,031	42,884	37,547	27,801	104,084	5,742	2,549	2,065
General and administrative	19,002	19,149	14,502	10,419	44,650	5,620	2,854	1,948
Total stock-based compensation expense	$177,215	$169,602	$158,411	$126,369	$521,197	$43,602	$22,646	$12,922

(2)	The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(Unaudited, in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(125,352)	$(175,464)	$(144,642)	$(132,362)	$(511,471)	$(64,601)	$(42,225)	$(27,026)
Stock-based compensation expense	177,215	169,602	158,411	126,369	521,197	43,602	22,646	12,922
Depreciation and amortization expense	62,428	60,155	45,631	39,951	33,224	29,023	25,917	22,730
Interest and other expense (income)	23,512	13,874	330	1,769	5,112	909	2,532	2,762
Provision (benefit) for income taxes	3,687	159	(5,599)	1,222	(3,317)	360	777	357
Adjusted EBITDA	$141,490	$68,326	$54,131	$36,949	$44,745	$9,293	$9,647	$11,745

(3)	The following table presents a reconciliation of net loss to non-GAAP net income (loss) for each of the periods indicated:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(Unaudited, in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss):
Net loss	$(125,352)	$(175,464)	$(144,642)	$(132,362)	$(511,471)	$(64,601)	$(42,225)	$(27,026)
Stock-based compensation expense	177,215	169,602	158,411	126,369	521,197	43,602	22,646	12,922
Amortization of acquired intangible assets	10,419	11,869	8,099	6,176	5,569	3,783	3,302	3,876
Non-cash interest expense related to convertible notes	16,412	2,411	—	—	—	—	—	—
Income tax effects related to acquisitions	626	(1,446)	(7,272)	—	(5,521)	—	(87)	(296)
Non-GAAP net income (loss)	$79,320	$6,972	$14,596	$183	$9,774	$(17,216)	$(16,364)	$(10,524)

Quarterly Trends

Revenue

Spending by advertisers is traditionally strongest in the fourth quarter of each year. Historically, this seasonality in advertising spending has affected our quarterly results with higher sequential advertising revenue growth from the third to the fourth quarter compared to sequential advertising revenue growth from the fourth quarter to the subsequent first quarter. For example, our advertising revenue increased 45%, 43% and 35% between the third and fourth quarters of 2012, 2013 and 2014, respectively, while advertising revenue for the first quarter of 2013 and 2014 increased 1% and 3% compared to the fourth quarter of 2012 and 2013, respectively.

Cost of Revenue and Operating Expenses

Cost of revenue, excluding the impact of stock-based compensation expense, increased in every quarter presented primarily due to the continued expansion of our co-located data center facilities and an increase in average employee headcount.

Operating expense, excluding the impact of stock-based compensation expense, increased in every quarter presented primarily due to the continued expansion of our facilities and an increase in average employee headcount. In addition, we experienced a varied level of capitalization of research and development expense as a result of the development of software programs and websites for internal use, due to the timing and extent of projects eligible for capitalization.

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

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that we may incur and increase the amount of restricted payments that we may make. This amendment to the revolving credit agreement also provides that if our total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of our and certain of our subsidiaries’ assets, subject to limited exceptions. As of December 31, 2014, no amounts were drawn under the credit facility.

Liquidity and Capital Resources

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(577,820)	$(645,323)	$(79,399)
Net cash provided by (used in) operating activities	81,796	1,398	(27,935)
Net cash provided by (used in) investing activities	(1,097,272)	(1,306,066)	49,443
Net cash provided by (used in) financing activities	1,691,722	1,942,176	(37,124)

Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested in short-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. In 2014, we also received net proceeds of approximately $1.86 billion from the issuance of the Notes, after deducting the initial purchasers’ discount and debt issuance costs. Concurrently with the sales of the Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock for which we paid approximately $407.2 million and sold warrants for which we received approximately $289.3 million.  We expect that we will incur additional cash interest expense for the term of the Notes. See section entitled “Contractual Obligations” below for further information regarding interest expense related to the Notes.

As of December 31, 2014, we had $3.62 billion of cash, cash equivalents and short-term investments in marketable securities, of which $198.6 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate certain of these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Operating Activities

Cash provided by (used in) operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, amortization of discount on our Notes, deferred income taxes and non-cash expense related to acquisitions, as well as the effect of changes in working capital and other activities.

Cash provided by operating activities in 2014 was $81.8 million, an increase in cash inflow of $80.4 million compared to 2013. Cash provided by operating activities was driven by a net loss of $577.8 million, as adjusted for the exclusion of non-cash expenses totaling $861.6 million, of which $631.6 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $202.0 million.

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

Cash used in investing activities in 2014 was $1.10 billion, a decrease in cash outflow of $208.8 million compared to 2013. The decrease in cash outflow was due to an increase in the proceeds from maturities and sales of marketable securities of $1.82 billion offset by an increase in the purchases of marketable securities of $1.36 billion and a $247.2 million increase in expenditures on other investing activities, including business combinations, purchases of intangible assets, purchases of property and equipment and restricted cash.

Cash used in investing activities in 2013 was $1.31 billion, an increase in cash outflow of $1.36 billion compared to 2012. The increase in cash outflow was due to an increase in the purchases of marketable securities of $1.03 billion, a decrease in the proceeds from maturities and sales of marketable securities of $249.3 million and a $75.4 million increase in expenditure on other investing activities, including business combinations, purchases of intangible assets, purchases of property and equipment and restricted cash.

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

We anticipate making capital expenditures in 2015 of approximately $500 million to $650 million, a portion of which we may finance through capital leases, as we continue to expand our co-located data centers and our office facilities.

Financing Activities

Our primary financing activities consisted of issuances of securities (including the Notes, common stock issued in connection with our initial public offering and, in the past, private sales of convertible preferred stock), capital lease financing and stock option exercises by employees and other service providers.

Cash provided by financing activities in 2014 was $1.69 billion, a decrease of $250.5 million in cash inflow compared to 2013. The decrease in cash inflow was primarily due to net proceeds of $1.86 billion from the issuance of convertible senior notes net of initial issuance discount reduced by the net cash outflow of $117.9 million from the purchase of convertible note hedges and sale of warrants closed in connection with the issuance of Notes in 2014 compared to net proceeds of $2.02 billion from issuance of common stock in connection with our initial public offering in 2013. In addition, we recorded an increase of $62.4 million in proceeds from option exercises and issuance of common stock under our employee stock purchase plan, partially offset by a $32.7 million increase in repayments of capital lease obligations.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in 2014, 2013 or 2012.

Contractual Obligations

Our principal commitments consist of obligations under the Notes (including principal and coupon interest), capital and operating leases for equipment, office space and co-located data center facilities. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2014.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
2019 Notes	$946,674	$2,318	$4,681	$939,675	$-
2021 Notes	1,020,739	9,446	19,106	19,080	973,107
Operating lease obligations	918,479	110,221	274,288	237,599	296,371
Capital lease obligations	244,506	119,771	120,576	4,159	-
Total contractual obligations	$3,130,398	$241,756	$418,651	$1,200,513	$1,269,478

As of December 31, 2014, we had liabilities of $0.7 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above table. We also have $38.9 million of non-cancelable contractual commitments as of December 31, 2014, primarily related to our bandwidth and other services arrangements. These commitments are generally due within one to two years.

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

Revenue Recognition

We generate the substantial majority of our revenue from the sale of advertising services with the balance coming from data licensing and other arrangements. We generate our advertising revenue primarily from the sale of our three Promoted Products: (i) Promoted Tweets, (ii) Promoted Accounts and (iii) Promoted Trends. Promoted Tweets and Promoted Accounts are pay-for-performance advertising products priced through an auction. Promoted Trends are featured by geography and offered on a fixed-fee-per-day basis. Advertisers are obligated to pay when a user engages with a Promoted Tweet or follows a Promoted Account or when a Promoted Trend is displayed. Users engage with Promoted Tweets by expanding, retweeting, favoriting or replying to Promoted Tweets or following the account that tweets a Promoted Tweet. These products may be sold in combination as a multiple element arrangement or separately on a stand-alone basis. Fees for these advertising services are recognized in the period when advertising is delivered as evidenced by a user engaging with a Promoted Tweet, as captured by a click, following a Promoted Account or through the display of a Promoted Trend on our platform. Data licensing revenue is generated based on monthly service fees charged to the data partners over the period in which Twitter data and data products are made available to them. Other revenue is primarily generated from service fees from transactions completed on our mobile ad exchange. Our mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory and matches buyers and sellers. We have determined we are not the principal in the purchase and sale of advertising inventory in transactions between third party buyers and sellers on the exchange. Therefore, we report revenue related to our ad exchange services on a net basis.

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

For arrangements involving multiple deliverables, judgment is required to determine the appropriate accounting, including developing an estimate of the stand-alone selling price of each deliverable. When neither vendor-specific objective evidence nor third-party evidence of selling price exists, we use our best estimate of selling price (BESP) to allocate the arrangement consideration on a relative selling price basis to each deliverable. The objective of BESP is to determine the selling price of each deliverable when it is sold to advertisers on a stand-alone basis. In determining BESPs, we take into consideration various factors, including, but not limited to, prices we charge for similar offerings, sales volume, geographies, pricing strategies and market conditions. Multiple deliverable arrangements primarily consist of combinations of our pay-for-performance products, Promoted Tweets and Promoted Accounts, which are priced through an auction, and Promoted Trends, which are priced on a fixed-fee-per day per geography basis. For arrangements that include a combination of these products, we develop an estimate of the selling price for these products in order to allocate any potential discount to all advertising products in the arrangement. The estimate of selling price for pay-for-performance products is determined based on the winning bid price; the estimate of selling price for Promoted Trends is based on Promoted Trends sold on a stand-alone basis and/or separately priced in a bundled arrangement by reference to a list price by geography which is approved periodically. We believe the use of BESP results in revenue recognition in a manner consistent with the underlying economics of the transaction and allocates the arrangement consideration on a relative selling price basis to each deliverable.

Income Taxes

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. To the extent that the final outcome of these matters is different than the amounts recorded, such differences may impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as any related interest or penalties.

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

Stock-Based Compensation

We account for stock-based compensation expense under the fair value recognition and measurement provisions in accordance with the applicable accounting standards which require all stock-based awards granted to employees to be measured based on the grant-date fair value and amortized over the respective period during which the employee is required to provide service.

The fair value of stock options granted and stock purchase rights provided under the employee stock purchase plan is estimated based on the Black-Scholes option pricing model which requires inputs of judgmental assumptions including the expected term of the award and stock price volatility. If any of the assumptions used in the fair value determination change significantly, stock-based compensation expense may differ materially.

We have historically granted Pre-2013 RSUs which had both service and performance-based vesting conditions. As the satisfaction of the performance condition became probable upon completion of our initial public offering in November 2013, we started recording stock-based compensation expense on an accelerated basis for the awards for which the service condition had been satisfied.

We amortize the expense associated with all other stock-based awards which are only subject to service conditions, including Post-2013 RSUs, on a straight-line basis.

We are required to recognize stock-based compensation expense for only those shares that we expect to vest. We estimate the forfeiture rate based on historical forfeitures of our stock-based awards and our expectations regarding future pre-vesting termination behavior of our employees. While the forfeiture rate used represents our best estimate, this estimate involves inherent uncertainties. To the extent the actual forfeitures differ from our estimates, stock-based compensation expense will be adjusted accordingly and may have a significant effect on our stock-based compensation expense.

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

Interest Rate Fluctuation Risk

Our investment portfolio mainly consists of short-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of December 31, 2014, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $8.7 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

In 2014, we issued Notes with aggregate principal amount of $1.89 billion. We carry the Notes at face value less amortized discount on the consolidated balance sheet. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes primarily when the market price of our stock fluctuates or interest rates change.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency losses were $7.2 million in 2014. Foreign currency gains and losses were not significant in 2013 or 2012. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Translation Exposure

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive loss which is part of stockholders’ equity.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Twitter, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Twitter, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15.2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2014).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 2, 2015

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,510,724	$841,010
Short-term investments	2,111,154	1,393,044
Accounts receivable, net of allowance for doubtful accounts of $5,507 and $2,020 as of December 31, 2014 and 2013, respectively	418,454	247,328
Prepaid expenses and other current assets	215,521	93,297
Total current assets	4,255,853	2,574,679
Property and equipment, net	557,019	332,662
Intangible assets	105,011	77,627
Goodwill	622,570	363,477
Other assets	42,629	17,795
Total assets	$5,583,082	$3,366,240
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$53,241	$27,994
Accrued and other current liabilities	228,233	110,310
Capital leases, short-term	112,320	87,126
Total current liabilities	393,794	225,430
Convertible notes	1,376,020	—
Capital leases, long-term	118,950	110,520
Deferred and other long-term tax liabilities, net	24,706	59,500
Other long-term liabilities	43,209	20,784
Total liabilities	1,956,679	416,234
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 642,385 and 569,922 shares issued and outstanding as of December 31, 2014 and 2013, respectively	3	3
Additional paid-in capital	5,208,870	3,944,952
Accumulated other comprehensive loss	(10,024)	(323)
Accumulated deficit	(1,572,446)	(994,626)
Total stockholders' equity	3,626,403	2,950,006
Total liabilities and stockholders' equity	$5,583,082	$3,366,240

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$1,403,002	$664,890	$316,933
Costs and expenses
Cost of revenue	446,309	266,718	128,768
Research and development	691,543	593,992	119,004
Sales and marketing	614,110	316,216	86,551
General and administrative	189,906	123,795	59,693
Total costs and expenses	1,941,868	1,300,721	394,016
Loss from operations	(538,866)	(635,831)	(77,083)
Interest income (expense), net	(33,985)	(6,860)	(2,486)
Other income (expense), net	(5,500)	(4,455)	399
Loss before income taxes	(578,351)	(647,146)	(79,170)
Provision (benefit) for income taxes	(531)	(1,823)	229
Net loss	$(577,820)	$(645,323)	$(79,399)
Net loss per share attributable to common stockholders:
Basic	$(0.96)	$(3.41)	$(0.68)
Diluted	$(0.96)	$(3.41)	$(0.68)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	604,990	189,510	117,401
Diluted	604,990	189,510	117,401

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(577,820)	$(645,323)	$(79,399)
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	(877)	(76)	41
Foreign currency translation adjustment	(8,824)	410	(666)
Net change in accumulated other comprehensive loss	(9,701)	334	(625)
Comprehensive loss	$(587,521)	$(644,989)	$(80,024)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Redeemable convertible preferred stock
Balance, beginning of period	-	$-	3,569	$37,106	135	$49
Issuance of stock in connection with acquisitions	-	-	-	-	2,742	37,057
Issuance of restricted stock to employees in connection with acquisitions	-	-	-	-	704	-
Forfeiture of restricted stock	-	-	(45)	-	(12)	-
Conversion of Redeemable Class A junior preferred stock to common stock	-	-	(3,524)	(37,106)	-	-
Balance, end of period	-	$-	-	$-	3,569	$37,106
Convertible preferred stock
Balance, beginning of period	-	$-	329,575	$835,430	329,575	$835,073
Series G convertible preferred stock issuance cost adjustment	-	-	-	-	-	357
Conversion of convertible preferred stock to common stock	-	-	(329,575)	(835,430)	-	-
Balance, end of period	-	$-	-	$-	329,575	$835,430
Stockholders' equity (deficit)
Common stock
Balance, beginning of period	569,922	$3	125,597	$1	118,967	$1
Issuance of common stock in connection with RSU vesting	42,748	-	-	-	-	-
Issuance of common stock in connection with acquisitions	3,326	-	17,665	-	674	-
Stock-based compensation for restricted stock issued in connection with acquisitions	2,337	-	5,775	-	903	-
Exercise of stock options	22,447	-	7,408	-	5,577	-
Issuance of common stock upon purchases under employee stock purchase plan	1,887	-	-	-	-	-
Issuance of common stock upon initial public offering	-	-	80,500	-	-	-
Conversion of Redeemable Class A junior preferred stock to common stock	-	-	3,524	-	-	-
Conversion of convertible preferred stock to common stock	-	-	329,575	2	-	-
Shares withheld related to net share settlement of equity awards	(307)	-	-	-	-	-
Other activities	25	-	(122)	-	(524)	-
Balance, end of period	642,385	$3	569,922	$3	125,597	$1
Additional paid-in capital
Balance, beginning of period	-	$3,944,952	-	$101,787	-	$68,097
Issuance of common stock in connection with acquisitions	-	147,958	-	335,913	-	12,399
Stock-based compensation for restricted stock issued in connection with acquisitions	-	63,880	-	31,708	-	3,815
Exercise of stock options	-	28,881	-	8,751	-	2,317
Issuance of common stock upon purchases under employee stock purchase plan	-	42,402	-	-	-	-
Issuance of common stock upon initial public offering, net of issuance costs	-	(240)	-	2,019,741	-	-
Conversion of preferred stock to common stock	-	-	-	872,534	-	-
Shares withheld related to net share settlement of equity awards	-	(17,053)	-	(14,637)	-	-
Stock-based compensation	-	608,491	-	564,440	-	14,052
Reclassification of preferred stock liability and preferred stock warrant liability to additional paid-in capital	-	-	-	24,241	-	-
Equity component of the convertible note issuance, net	-	505,982	-	-	-	-
Purchase of convertible note hedge	-	(407,169)	-	-	-	-
Issuance of warrants	-	289,272	-	-	-	-
Other activities	-	1,514	-	474	-	1,107
Balance, end of period	-	$5,208,870	-	$3,944,952	-	$101,787
Accumulated other comprehensive loss
Balance, beginning of period	-	$(323)	-	$(657)	-	$(32)
Other comprehensive income (loss)	-	(9,701)	-	334	-	(625)
Balance, end of period	-	$(10,024)	-	$(323)	-	$(657)
Accumulated deficit
Balance, beginning of period	-	$(994,626)	-	$(349,303)	-	$(269,904)
Net loss	-	(577,820)	-	(645,323)	-	(79,399)
Balance, end of period	-	$(1,572,446)	-	$(994,626)	-	$(349,303)
Total stockholders' equity (deficit)	642,385	$3,626,403	569,922	$2,950,006	125,597	$(248,172)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(577,820)	$(645,323)	$(79,399)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	208,165	110,894	72,506
Stock-based compensation expense	631,597	600,367	25,741
Amortization of discount on convertible notes	18,823	—	—
Provision for bad debt	4,632	1,557	1,844
Deferred income tax benefit	(9,609)	(8,902)	(1,098)
Non-cash acquisition-related costs	320	704	1,715
Amortization of investment premium and other	7,663	3,457	4,102
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	(177,583)	(112,060)	(73,898)
Prepaid expenses and other assets	(165,395)	(12,045)	(6,691)
Accounts payable	18,059	7,957	2,931
Accrued and other liabilities	122,944	54,792	24,312
Net cash provided by (used in) operating activities	81,796	1,398	(27,935)
Cash flows from investing activities
Purchases of property and equipment	(201,630)	(75,744)	(50,599)
Purchases of marketable securities	(2,937,033)	(1,573,489)	(542,638)
Proceeds from maturities of marketable securities	2,029,518	355,270	621,049
Proceeds from sales of marketable securities	188,092	42,816	26,300
Restricted cash	(11,042)	(10,847)	(3,143)
Business combinations, net of cash acquired and purchases of intangible assets	(165,177)	(44,072)	(1,526)
Net cash provided by (used in) investing activities	(1,097,272)	(1,306,066)	49,443
Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	—	2,018,579	—
Proceeds from issuance of convertible notes	1,889,000	—	—
Convertible notes initial issuance discount	(28,810)	—	—
Purchases of convertible note hedges	(407,169)	—	—
Proceeds from issuance of warrants	289,272	—	—
Taxes paid related to net share settlement of equity awards	(17,053)	(14,637)	—
Repayments of capital lease obligations	(103,135)	(70,445)	(39,436)
Proceeds from exercise of stock options, net of repurchase	28,658	8,679	2,312
Proceeds from issuances of common stock under employee stock purchase plan	42,402	—	—
Other financing activities	(1,443)	—	—
Net cash provided by (used in) financing activities	1,691,722	1,942,176	(37,124)
Net increase (decrease) in cash and cash equivalents	676,246	637,508	(15,616)
Foreign exchange effect on cash and cash equivalents	(6,532)	174	(52)
Cash and cash equivalents at beginning of period	841,010	203,328	218,996
Cash and cash equivalents at end of period	$1,510,724	$841,010	$203,328
Supplemental cash flow data
Interest paid in cash	$10,000	$6,850	$3,126
Taxes paid in cash	$14,895	$2,391	$358
Supplemental disclosures of non-cash investing and financing activities
Conversion of preferred stock to common stock	$—	$872,536	$—
Common and convertible preferred stock issued in connection with acquisitions	$147,958	$331,766	$47,127
Equipment purchases under capital leases	$140,685	$155,722	$110,206
Changes in accrued equipment purchases	$6,562	$(1,602)	$15,734
Unpaid deferred offering costs	$—	$1,162	$—

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Twitter, Inc. (“Twitter” or the “Company”) was incorporated in Delaware in April 2007, and is headquartered in San Francisco, California. Twitter offers products and services for users, advertisers, developers and platform and data partners.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.

Revenue Recognition

The Company generates revenue principally from the sale of advertising services and, to a lesser extent, from entering into data licensing and other arrangements. The Company’s advertising services include three primary products: (i) Promoted Tweets, (ii) Promoted Accounts and (iii) Promoted Trends. Promoted Tweets and Promoted Accounts are pay-for-performance advertising products priced through an auction. Promoted Trends are featured by geography and offered on a fixed-fee-per-day basis. Advertisers are obligated to pay when a user engages with a Promoted Tweet or follows a Promoted Account or when a Promoted Trend is displayed. Users engage with Promoted Tweets by clicking on a link in a Promoted Tweet, expanding, retweeting, favoriting or replying to a Promoted Tweet or following the account that tweets a Promoted Tweet. These products may be sold in combination as a multiple element arrangement or separately on a stand-alone basis. Fees for these advertising services are recognized in the period when advertising is delivered as evidenced by a user engaging with a Promoted Tweet, as captured by a click, following a Promoted Account or through the display of a Promoted Trend on the Company’s platform. Data licensing revenue is generated based on monthly service fees charged to the data partners over the period in which the Company’s data and data products are made available to them. Other revenue is primarily generated from service fees from transactions completed  on the mobile ad exchange. The Company’s mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory and matches buyers and sellers. The Company has determined it is not the principal in the purchase and sale of advertising inventory in transactions between third party buyers and sellers on the exchange. Therefore, the Company reports revenue related to its ad exchange services on a net basis.

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

Stock-Based Compensation Expense

The Company accounts for stock-based compensation expense under the fair value recognition and measurement provisions of U.S. GAAP. Stock-based awards granted to employees are measured based on the grant-date fair value with the resulting expense recognized over the respective period during which the award recipient is required to provide service.

Pre-2013 RSUs, as defined and further described in Note 12—Common Stock and Stockholders’ Equity (Deficit), vest upon satisfaction of both a service condition and a performance condition. The service condition for these awards is generally satisfied over four years. The performance condition was satisfied in February 2014 pursuant to the terms of the Company’s 2007 Equity Incentive Plan. Prior to the closing of the Company’s initial public offering in November 2013, the Company had not recognized any stock-based compensation expense for the Pre-2013 RSUs, because the performance condition had not been satisfied. As the satisfaction of the performance condition became probable upon completion of the Company’s initial public offering for the Pre-2013 RSUs for which the service condition had been satisfied as of such date, the Company recorded the cumulative stock-based compensation expense for these RSUs during the three months ended December 31, 2013, using the accelerated attribution method. The remaining unrecognized stock-based compensation expense related to the Pre-2013 RSUs will be recorded over the remaining requisite service period using the accelerated attribution method.

Post-2013 RSUs, as defined and further described in Note 12—Common Stock and Stockholders’ Equity (Deficit), are not subject to a performance condition in order to vest. The service condition for these awards is generally satisfied over four years. The compensation expense related to these RSUs is recognized on a straight-line basis over the requisite service period.

The Company estimates the fair value of stock options granted and stock purchase rights provided under the Company’s employee stock purchase plan using the Black-Scholes option pricing model on the dates of grant. Calculating the fair value using the Black-Scholes model requires various judgmental assumptions including the expected term and stock price volatility. The Company estimates the expected term of stock options granted based on the simplified method. The Company estimates the expected volatility of its common stock on the dates of grant based on a combination of the Company’s historical stock price volatility and implied volatility in the Company’s traded options when such information is available. When the Company’s historical and implied volatility data are not available for the related awards’ expected term, an average of volatility rates including the historical volatility of a group of comparable, publicly-traded companies is used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is zero percent as the Company has not paid and does not anticipate paying dividends on its common stock. The compensation expense related to stock options and employee stock purchase rights is recognized on a straight-line basis over the requisite service period.

The Company issues restricted stock subject to a lapsing right of repurchase to continuing employees of certain acquired companies. Since these issuances are subject to post-acquisition employment, the Company accounts for them as post-acquisition stock-based compensation expense. The grant-date fair value of restricted stock granted in connection with acquisitions is recognized as stock-based compensation expense on a straight-line basis over the requisite service period.

Stock-based compensation expense is recorded net of estimated forfeitures. The Company estimates the forfeiture rate based on historical forfeitures of stock-based awards and adjusts the rate to reflect changes in facts and circumstances, if any.

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

The Company also enters into server and networking equipment lease arrangements with original lease terms ranging from two to four years. The classification of each lease arrangement is determined in accordance with the criteria outlined in ASC Topic 840 Leases. The Company’s server and networking equipment leases typically are accounted for as capital leases as they meet one or more of the four capital lease classification criteria. Assets acquired under capital leases are amortized over the shorter of the remaining lease term or their estimated useful life. As of December 31, 2014 and 2013, the Company had capital lease obligations included in short-term and long-term capital lease obligations in the consolidated balance sheets of $231.3 million and $197.6 million, respectively. In the years ended December 31, 2014, 2013 and 2012, the Company recorded approximately $10.2 million, $7.0 million and $3.1 million, respectively, of interest expense in relation to these capital lease arrangements.

Cash, Cash Equivalents and Investments

The Company invests its excess cash primarily in short-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. The Company classifies all liquid investments with stated maturities of three months or less from date of purchase as cash equivalents.  The Company classifies  investments with stated maturities of greater than three months and less than 12 months from the date of purchase as short-term investments and those with stated maturities of 12 months or greater as long-term investments in the consolidated balance sheets. As of December 31, 2014 and 2013, the Company did not hold any long-term investments. As of December 31, 2014 and 2013, the Company has recorded restricted cash balances of $2.6 million and $4.9 million, respectively, within prepaid expenses and other current assets and $28.3 million and $15.3 million, respectively, in other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions. These restricted cash balances are primarily related to certain operating lease arrangements.

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale securities at fair value, and reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity (deficit), except for unrealized losses determined to be other than temporary which are recorded as other income (expense), net. The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other income (expense), net. Interest earned on investments in marketable securities was $1.9 million, $0.7 million, and $0.8 million during the years ended December 31, 2014, 2013 and 2012, respectively. These balances are recorded in interest income (expense), net in the accompanying consolidated statements of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. To manage the risk exposure, the Company invests cash, cash equivalents and short-term investments in a variety of fixed income securities, including short-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. The Company places its cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits, if any.

The Company’s accounts receivable are typically unsecured and are derived from customers around the world in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2014 and 2013, no single customer accounted for more than 10% of the Company’s net accounts receivable balance. No single customer accounted for more than 10% of the Company’s revenue in the years ended December 31, 2014, 2013 and 2012.

The Company’s note hedge transactions, entered into in connection with the Notes, expose the Company to credit risk to the extent that its counterparties may be unable to meet the terms of the transactions. The Company mitigates this risk by limiting its counterparties to major financial institutions.

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

The Company conducted its annual goodwill impairment test during the fourth quarter of 2014 and determined that goodwill was not impaired. As such, no impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

Intangible Assets

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from one to eleven years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There has been no impairment charges recorded in any of the periods presented in the accompanying consolidated financial statements. See Note 6—Goodwill and Intangible Assets for additional information.

Fair Value Measurements

The Financial Accounting Standards Board (the “FASB”)’s authoritative guidance on fair value measurements establishes a framework for measuring fair value and requires disclosure about the fair value measurements of assets and liabilities. This guidance requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a nonrecurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below.

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

Internal Use Software and Website Development Costs

The Company capitalizes certain costs incurred in developing software programs or websites for internal use. In the years ended December 31, 2014, 2013 and 2012, the Company capitalized costs totaling approximately $79.5 million, $35.6 million and $11.6 million, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and is one to three years. In the years ended December 31, 2014, 2013 and 2012, the amortization of capitalized costs included in cost of revenue totaled approximately $15.2 million, $6.7 million and $5.6 million, respectively. Capitalized internal use software development costs are included in property and equipment, net. Included in the capitalized amounts above are $40.8 million, $13.6 million and $1.3 million of stock-based compensation expense in the years ended December 31, 2014, 2013 and 2012, respectively.

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

Foreign Currency

The functional currency of the Company's foreign subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Other income (expense), net in the accompanying consolidated statements of operations consists primarily of unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies as well as realized foreign exchange gains and losses on foreign exchange transactions.

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $46.6 million, $3.1 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012 respectively.

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

In June 2014, the FASB issued a new accounting standard update on stock-based compensation when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. Adoption of this new accounting standard update is expected to have no impact to the Company’s financial statements.

Note 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$147,848	$164,135
Money market funds	882,443	229,529
U.S. government and agency securities including treasury bills	271,418	251,593
Corporate notes, certificates of deposit and commercial paper	209,015	195,753
Total cash and cash equivalents	$1,510,724	$841,010
Short-term investments:
U.S. government and agency securities including treasury bills	$1,009,541	$785,536
Corporate notes, certificates of deposit and commercial paper	1,101,613	607,508
Total short-term investments	$2,111,154	$1,393,044

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. Government and agency securities including treasury bills	$1,009,827	$8	$(294)	$1,009,541
Corporate notes, certificates of deposit and commercial paper	1,102,275	4	(666)	1,101,613
Total available-for-sale securities classified as short-term investments	$2,112,102	$12	$(960)	$2,111,154

	December 31, 2013
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. Government and agency securities including treasury bills	$785,535	$22	$(21)	$785,536
Corporate notes, certificates of deposit and commercial paper	607,590	11	(93)	607,508
Total available-for-sale securities classified as short-term investments	$1,393,125	$33	$(114)	$1,393,044

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

The following tables show all short-term investments in an unrealized loss position for which other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Government and agency securities including treasury bills	$766,997	$(294)	$—	$—	$766,997	$(294)
Corporate notes, certificates of deposit and commercial paper	525,097	(666)	—	—	525,097	(666)
Total short-term investments in an unrealized loss position	$1,292,094	$(960)	$—	$—	$1,292,094	$(960)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Government and agency securities including treasury bills	$230,478	$(21)	$—	$—	$230,478	$(21)
Corporate notes, certificates of deposit and commercial paper	171,894	(93)	—	—	171,894	(93)
Total short-term investments in an unrealized loss position	$402,372	$(114)	$—	$—	$402,372	$(114)

Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above as the Company believes that the decrease in fair value of these securities is temporary and expects to recover up to (or beyond) the initial cost of investment for these securities.

Note 4. Fair Value Measurements

The Company measures its cash equivalents and short-term investments at fair value. The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The fair value of the Company’s Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets is based on inputs that are directly or indirectly observable in the market, including the readily-available pricing sources for the identical underlying security that may not be actively traded.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 based on the three-tier fair value hierarchy (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$882,443	$—	$—	$882,443
Treasury bills	73,525	—	—	73,525
U.S. government securities	—	157,895	—	157,895
Agency securities	—	39,998	—	39,998
Corporate notes	—	13,684	—	13,684
Commercial paper	—	185,321	—	185,321
Certificates of deposit	—	10,010	—	10,010
Short-term investments:
Treasury bills	167,575	—	—	167,575
U.S. government securities	—	746,128	—	746,128
Agency securities	—	95,838	—	95,838
Corporate notes	—	551,604	—	551,604
Commercial paper	—	300,589	—	300,589
Certificates of deposit	—	249,420	—	249,420
Total	$1,123,543	$2,350,487	$—	$3,474,030

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$229,529	$—	$—	$229,529
Treasury bills	244,048	—	—	244,048
U.S. government securities	—	7,545	—	7,545
Corporate notes	—	1,011	—	1,011
Commercial paper	—	194,742	—	194,742
Short-term investments:
Treasury bills	265,878	—	—	265,878
U.S. government securities	—	501,372	—	501,372
Agency securities	—	18,286	—	18,286
Corporate notes	—	255,546	—	255,546
Commercial paper	—	272,617	—	272,617
Certificates of deposit	—	79,345	—	79,345
Total	$739,455	$1,330,464	$—	$2,069,919

The estimated fair value of the 2019 Notes and 2021 Notes based on a market approach as of December 31, 2014 was approximately $817.5 million and $832.3 million respectively, which represents a Level 2 valuation.  The estimated fair value was determined based on the quoted closing price of the Notes in an over-the-counter market on December 31, 2014.

Note 5. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	December 31,	December 31,
	2014	2013
Property and equipment, net
Equipment	$584,561	$367,949
Furniture and leasehold improvements	131,851	54,965
Capitalized software	82,052	47,290
Construction in progress	89,806	29,523
Total	888,270	499,727
Less: Accumulated depreciation and amortization	(331,251)	(167,065)
Property and equipment, net	$557,019	$332,662

The gross carrying amount of property and equipment includes $411.3 million and $283.8 million of server and networking equipment acquired under capital leases as of December 31, 2014 and 2013, respectively. The accumulated depreciation of the equipment under capital leases totaled $182.4 million and $86.2 million as of December 31, 2014 and 2013, respectively.

Depreciation expense totaled $171.6 million, $94.4 million and $53.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in these amounts were depreciation expense for server and networking equipment acquired under capital leases in the amount of $108.7 million, $70.4 million and $40.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 6. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2012	$68,813
Crashlytics acquisition	33,254
Bluefin acquisition	60,019
MoPub acquisition	192,446
Other acquisitions	8,945
Balance as of December 31, 2013	$363,477
Gnip acquisition	104,747
Other acquisitions	155,054
Foreign currency translation adjustment	(708)
Balance as of December 31, 2014	$622,570

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded. Refer to Note 8—Acquisitions for further details about goodwill.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
December 31, 2014:
Patents and developed technologies	$105,052	$(23,165)	$81,887
Publisher and advertiser relationships	32,000	(9,831)	22,169
Assembled workforce	1,960	(1,457)	503
Other intangible assets	1,100	(648)	452
Total	$140,112	$(35,101)	$105,011
December 31, 2013:
Patents and developed technologies	$100,553	$(45,440)	$55,113
Publisher and advertiser relationships	21,100	(1,248)	19,852
Assembled workforce	1,960	(300)	1,660
Other intangible assets	1,100	(98)	1,002
Total	$124,713	$(47,086)	$77,627

Patents and developed technologies are amortized over a period ranging from one to eleven years from the respective purchase dates. Publisher and advertiser relationships are amortized over a period ranging from two to three years, and assembled workforce and other intangible assets are amortized over a period of two to four years. Amortization expense associated with intangible assets for the years ended December 31, 2014 and 2013 was $36.6 million and $16.5 million, respectively. During the year ended December 31, 2014, $48.5 million in gross carrying value and accumulated amortization related to fully amortized intangible assets was eliminated.

Estimated future amortization expense as of December 31, 2014 is as follows (in thousands):

Years ending December 31,
2015	$35,446
2016	26,260
2017	11,624
2018	9,832
2019	5,430
Thereafter	16,419
Total	$105,011

Note 7. Other Balance Sheet Components

Prepaid expenses and other current assets

The following table presents the detail of prepaid and other current assets for the periods presented (in thousands):

	December 31,	December 31,
	2014	2013
Deferred income tax assets, net	$25,882	$62,122
Prepaid and other	189,639	31,175
Total	$215,521	$93,297

Accrued and other current liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	December 31,	December 31,
	2014	2013
Accrued compensation	$68,000	$29,882
Accrued publisher payments	27,996	15,370
Accrued sales and marketing expenses	25,264	1,813
Deferred revenue	18,679	14,479
Accrued tax liabilities	18,380	9,515
Accrued professional services	13,543	7,089
Accrued other	56,371	32,162
Total	$228,233	$110,310

Note 8. Acquisitions

2014 Acquisitions In May 2014, the Company completed its acquisition of privately held Gnip, Inc. (“Gnip”), a leading provider of social data and analytics headquartered in Boulder, Colorado. The acquisition is expected to allow the Company to further enhance its data analytics capabilities. Under the terms of the acquisition, the Company agreed to pay $107.3 million in cash and issue a total of 0.6 million shares of its common stock, including shares of restricted stock subject to continued employment, in consideration for all of the issued and outstanding shares of capital stock of Gnip. In addition, the Company agreed to issue up to 0.4 million shares of the Company’s common stock as a result of assumed Gnip equity awards held by individuals, who will continue to provide services to the Company. The fair value of the total consideration of $134.1 million, including the earned portion of assumed stock options and other equity awards, was allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values at closing as follows: $23.2 million to developed technology, $9.3 million to customer relationships, $9.1 million to tangible assets acquired, $5.8 million to liabilities assumed, $6.4 million to deferred tax liability recorded, and the excess $104.7 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the potential expansion and future development of the Company’s data products, expected synergies arising from the acquisition and the value of acquired talent. Goodwill is not deductible for U.S. income tax purposes. Both developed technology and customer relationships will be amortized on a straight-line basis over their estimated useful life of 60 months. The discounted cash flow method, which calculates the fair value of an asset based on the value of cash flows that the asset is expected to generate in the future, was used to estimate the fair value of these intangible assets acquired.

During the year ended December 31, 2014, the Company acquired eight other companies, which were accounted for as business combinations. The total purchase price of $188.1 million (paid in shares of the Company’s common stock having a total fair value of $121.2 million and cash of $66.9 million) for these acquisitions was preliminarily allocated as follows: $28.1 million to developed technologies, $1.6 million to customer relationships, $6.5 million to net tangible assets acquired based on their estimated fair value on the acquisition date, $3.2 million to deferred tax liability, and the excess $155.1 million of the purchase price over the fair value of net assets acquired to goodwill. Tax deductible goodwill resulting from certain of these acquisitions was $21.9 million as of December 31, 2014, the remaining amounts are not tax deductible for U.S. income tax purposes. Developed technologies and customer relationships will be amortized on a straight-line basis over their estimated useful lives of 12 to 48 months.

In connection with all of the acquisitions completed during the year ended December 31, 2014, the Company also agreed to pay cash and shares of the Company’s common stock with a total fair value up to $97.7 million, which is to be paid to certain employees of the acquired entities contingent upon their continued employment with the Company. In addition, the fair value of assumed stock options determined to be part of post-acquisition stock-based compensation amounted to approximately $16.9 million. The Company recognizes compensation expense in relation to these cash and equity consideration and assumed stock options over the remaining requisite service periods of up to 48 months from the respective acquisition dates on a straight-line basis.

The results of operations for each of these acquisitions have been included in the Company’s consolidated statements of operations since the date of acquisition. Actual and pro forma revenue and results of operations for these acquisitions have not been presented because they do not have a material impact to the consolidated revenue and results of operations, either individually or in aggregate.

2013 Acquisitions

In January 2013, the Company acquired Crashlytics, Inc. (“Crashlytics”), a privately-held company based in Cambridge, Massachusetts, which developed mobile application crash reporting and analysis solutions for mobile application developers. The acquisition of Crashlytics has been accounted for as a business combination. The purchase price of $38.2 million paid in the Company’s common stock was allocated as follows: $5.0 million to developed technology, $0.3 million to assets acquired, $0.3 million to deferred tax liability recorded and $0.1 million to liabilities assumed, and the excess $33.3 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the Company’s ability to further improve the efficiency and the overall performance of its mobile platform and the value of acquired talent. This goodwill is not deductible for U.S. income tax purposes. Developed technology will be amortized on a straight-line basis over its estimated useful life of 12 months. Under the terms of the acquisition, the Company has the right to the return of shares issued to non-employee investors if specified performance conditions tied to certain key employees’ continued employment at the Company for one year after the acquisition are not met. The fair value of these contingently returnable shares of $6.7 million is included in the purchase price and is classified as part of stockholders’ equity (deficit) on the consolidated balance sheets. As of December 31, 2014, the performance condition has been fully satisfied for these shares.

In February 2013, the Company acquired Bluefin Labs, Inc. (“Bluefin”), a privately-held company based in Cambridge, Massachusetts, which provided social television analytics services to brand advertisers, agencies and TV networks. The acquisition of Bluefin has been accounted for as a business combination. The purchase price of $67.3 million paid in the Company’s common stock was allocated as follows: $7.4 million to developed technology, $1.8 million to assets acquired and $1.9 million to liabilities assumed based on their estimated fair value on the acquisition date, and the excess $60.0 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the potential for future product offering, ability to further enhance the advertiser experience in using the Company’s services and the value of acquired talent. Goodwill is not deductible for U.S. income tax purposes. Developed technology will be amortized on a straight-line basis over its estimated useful life of 18 months. Under the terms of the acquisition, the Company has the right to the return of shares issued to non-employee investors if specified performance conditions tied to certain key employees’ continued employment at the Company for one year after the acquisition are not met. The fair value of these contingently returnable shares of $7.9 million is included in the purchase price and is classified as part of stockholders’ equity (deficit) on the consolidated balance sheets. As of December 31, 2014, the performance condition has been fully satisfied for these shares.

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

For business combinations closed in 2013 except for the acquisition of MoPub, the Company has considered all potential identifiable intangible assets and determined that it was not appropriate to allocate material amounts to identifiable intangible assets other than acquired developed technologies. In valuing these acquired developed technologies, the Company determined that neither the income approach nor the market approach was relevant, and, consistent with a market participant approach that would weigh a “make” versus “buy” decision when considering the acquisition of a particular incremental technology, applied the cost approach in determining the amount of purchase price allocated to acquired developed technology. The cost approach uses the concept of reproduction cost as an indicator of fair value. The premise of the cost approach is that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced with a new one. Reproduction cost refers to the cost incurred to reproduce the asset using the exact same specifications. In order to apply the cost method to determine the fair value of each acquired developed technology, the Company considered the following: (i) the estimated development hours or equivalent of person months required to reproduce the technology, (ii) the related labor cost and (iii) an expected market participant profit margin.

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

Under the terms of the acquisitions, the Company has the right to the return of a fixed number of shares issued to non-employee investors if specified performance conditions tied to certain key employees’ continued employment at the Company for one year after the acquisition are not met. The fair value of these contingently returnable shares of approximately $4.0 million and $3.0 million for Class A junior preferred stock and common stock issued, respectively, was included in the purchase price and classified as part of redeemable convertible preferred stock and stockholders’ equity (deficit), respectively, on the consolidated balance sheets. The Company believes that the performance condition will be fully satisfied for these shares. As of December 31, 2014, none of the consideration has been returned to the Company.

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

Note 9. Convertible Notes

In September 2014, the Company issued $900.0 million principal amount of 2019 Notes and $900.0 million principal amount of 2021 Notes in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. In October 2014, pursuant to the exercise of the overallotment option by the initial purchasers, the Company issued an additional $35.0 million principal amount of 2019 Notes and $54.0 million principal amount of 2021 Notes. The total net proceeds from this offering were approximately $1.86 billion, after deducting $28.3 million of initial purchasers’ discount and $0.5 million debt issuance costs in connection with the 2019 Notes and the 2021 Notes.

The interest rates are fixed at 0.25% and 1.00% per annum and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015.  During the year ended December 31, 2014, the Company recognized $1.4 million of interest expense related to the amortization of initial purchasers’ discount and debt issuance costs, and $3.3 million of accrued coupon interest expense. These interest expenses are recorded in interest income (expense), net in the consolidated statements of operations.

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

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option associated with the 2019 Notes and 2021 Notes from the respective host debt instrument, which is referred to as debt discount, and initially recorded the conversion option of $222.8 million for the 2019 Notes and $283.3 million for the 2021 Notes in stockholders’ equity. The resulting debt discounts on the 2019 Notes and 2021 Notes are being amortized to interest expense at an effective interest rate of 5.75% and 6.25%, respectively, over the contractual terms of the notes. The Company allocated $0.1 million of debt issuance costs to the equity component, and the remaining debt issuance costs of $0.4 million are being amortized to interest expense.

During the year ended December 31, 2014, the Company recognized $18.8 million of interest expense related to the amortization of the debt discount. This interest expense is recorded in interest income (expense), net in the consolidated statements of operations. As of December 31, 2014, the net carrying value, net of the initial purchasers’ discount and debt discount, of 2019 Notes and 2021 Notes was $709.9 million and $666.1 million, respectively.

The Notes consisted of the following (in thousands):

	December 31, 2014
	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000
Unamortized initial purchasers' discount and debt discount (1)	(225,104)	(287,876)
Net carrying amount	$709,896	$666,124
Carrying amount of the equity component (2)	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of December 31, 2014, the remaining life of the 2019 Notes and 2021 Notes is approximately 56 months and 80 months, respectively.

Concurrently with the offering of these notes in September and October 2014, the Company entered into convertible note hedge transactions with certain bank counterparties whereby the Company has the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 24.3 million shares of its common stock at a price of approximately $77.64 per share. The total cost of the convertible note hedge transactions was $407.2 million. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 24.3 million shares of the Company’s common stock at a price of $105.28. The Company received $289.3 million in cash proceeds from the sale of these warrants.

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $77.64 to $105.28 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of December 31, 2014.

Note 10. Net Loss per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. Prior to their conversion to common stock, the Company also considered all series of the Company’s redeemable convertible preferred stock and convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend was paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2014, 2013 and 2012 were not allocated to these participating securities.

Basic net loss per share is computed by dividing total net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the years ended December 31, 2014, 2013 and 2012, the Company’s potential common stock instruments such as stock options, RSUs, shares to be purchased under the Employee Stock Purchase Plan, shares subject to repurchases and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Year Ended December 31,
	2014	2013	2012
Net loss	$(577,820)	$(645,323)	$(79,399)
Basic shares:
Weighted-average common shares outstanding	613,944	196,675	120,845
Weighted-average restricted stock subject to repurchase	(8,954)	(7,165)	(3,444)
Weighted-average shares used to compute basic net loss per share	604,990	189,510	117,401
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	604,990	189,510	117,401
Net loss per share attributable to common stockholders:
Basic	$(0.96)	$(3.41)	$(0.68)
Diluted	$(0.96)	$(3.41)	$(0.68)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
RSUs	64,135	95,723	42,526
Warrants	24,329	117	117
Stock options	20,420	42,246	48,787
Shares subject to repurchase	8,051	10,986	4,237
Employee stock purchase plan	1,284	1,896	—

Since the Company expects to settle the principal amount of the outstanding Notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.  The conversion spread of 24.3 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $77.64 per share for the Notes.

If the average market price of the common stock exceeds the exercise price of the warrants, $105.28, the warrants will have a dilutive effect on the earnings per share assuming that the Company is profitable.  Since the average market price of the common stock is below $105.28, the warrants are anti-dilutive.

Note 11. Preferred Stock

Prior to the initial public offering, the Company had outstanding 3.5 million shares of Class A junior preferred stock.  Immediately prior to the closing of the Company’s initial public offering on November 13, 2013, all shares of outstanding redeemable convertible preferred stock were automatically converted to 3.5 million shares of the Company’s common stock.

Prior to the initial public offering, the Company also had outstanding 77.0 million shares designated as Series A convertible preferred stock, 49.3 million shares designated as Series B convertible preferred stock, 62.8 million shares designated as Series C convertible preferred stock, 51.0 million shares designated as Series D convertible preferred stock, 38.4 million shares designated as Series E convertible preferred stock, 26.2 million shares designated as Series F convertible preferred stock and 24.9 million shares designated as Series G convertible preferred stock.  Each share of preferred stock was convertible to one share of common stock.  Upon the closing of the Company’s initial public offering on November 13, 2013, all shares of outstanding redeemable convertible preferred stock were automatically converted to 329.6 million shares of the Company’s common stock.

The Company has the authority to issue up to 200,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of December 31, 2014 and 2013, there was no preferred stock outstanding.

Note 12. Common Stock and Stockholders’ Equity (Deficit)

Common Stock

As of December 31, 2014, the Company is authorized to issue 5.0 billion shares of $0.000005 par value common stock in accordance with the Certificate of Incorporation, as amended and restated.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2014, no dividends have been declared.

Restricted Common Stock

The Company has granted restricted common stock to certain continuing employees in connection with the acquisitions. Vesting of this stock is dependent on the respective employee’s continued employment at the Company during the requisite service period, which is generally two to four years from the issuance date, and the Company has the right to repurchase the unvested shares upon termination of employment. The fair value of the restricted common stock issued to employees is recorded as compensation expense on a straight-line basis over the requisite service period.

The activities for the restricted common stock issued to employees for the year ended December 31, 2014 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2013	6,866	$17.60
Granted	2,468	$33.80
Vested	(3,956)	$17.68
Canceled	(423)	$17.31
Unvested restricted common stock at December 31, 2014	4,955	$25.62

In the years ended December 31, 2014, 2013 and 2012, the Company recorded $63.9 million, $31.7 million and $6.3 million, respectively, of compensation expense related to restricted common stock issued to employees. As of December 31, 2014, there was $93.5 million of unamortized stock-based compensation expense related to restricted common stock issued which is expected to be recognized over a weighted-average period of 2.43 years.

Equity Incentive Plans

The Company’s 2013 Equity Incentive Plan became effective upon the completion of the Company’s initial public offering and serves as the successor to the 2007 Equity Incentive Plan. Initially, 68.3 million shares were reserved under the 2013 Equity Plan and any shares subject to options or other similar awards granted under the 2007 Equity Incentive Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2013 Equity Incentive Plan. The number of Shares available for issuance under the 2013 Equity Incentive Plan will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 60,000,000 Shares, (ii) 5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (iii) such number of Shares determined by the Company’s Board of Directors.  As of December 31, 2014, the total number of options and RSUs outstanding under the 2013 Equity Incentive Plan was 23.9 million shares, and 81.8 million shares were available for future issuance.  There were 59.1 million shares of options and RSUs outstanding under the 2007 Equity Incentive Plan as of December 31, 2014. No additional shares will be issued under the 2007 Equity Incentive Plan. Options granted under the Company’s Equity Incentive Plans generally expire 10 years after the grant date.  The Company issues new shares to satisfy stock option exercises.

Under the 2007 Equity Incentive Plan, RSUs granted to domestic and international employees prior to February 2013 (“Pre-2013 RSUs”) vest upon the satisfaction of both a service condition and a performance condition. The service condition for these awards is generally satisfied over four years. RSUs granted to domestic employees starting in February 2013 (“Post-2013 RSUs”) are not subject to a performance condition in order to vest. The majority of Post-2013 RSUs vest over a service period of four years. Pursuant to the terms of the 2007 Equity Incentive Plan and the 2013 Equity Incentive Plan, the shares underlying Post-2013 RSUs that satisfy the service condition are to be delivered to holders no later than the fifteenth day of the third month following the end of the calendar year the service condition is satisfied, or if later, the end of the Company’s tax year. The Company undertook a net settlement of vested RSUs held by the executive officers upon settlement of their Pre-2013 RSUs in 2014, withheld shares and remitted income tax on behalf of the applicable executive officers of $17.1 million in cash at the applicable minimum statutory rates in the year ended December 31, 2014.  The shares that were withheld by the Company as a result of the net settlement of RSUs are no longer considered issued and outstanding.

The Company also assumed stock options of acquired entities in connection with certain acquisitions. While the respective stock plans were terminated on the closing of each acquisition, they continue to govern the terms of stock options assumed in the respective acquisition. As of December 31, 2014, there were an aggregate of 1.6 million outstanding stock options assumed in these acquisitions.

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

During the year ended December 31, 2014, employees purchased an aggregate of 1.9 million shares under this plan at a weighted average price of $22.47 per share. As of December 31, 2014, 15.8 million shares were available for future issuance under the ESPP. During the years ended December 31, 2014 and 2013, the Company recorded $31.8 million and $5.4 million of stock-based compensation expense, respectively, related to the ESPP.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2014 is as follows (in thousands, except years and per share data):

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding at December 31, 2013	42,246	$1.89	6.47	$2,609,295
Options granted	500	$42.05
Options assumed in connection with acquisitions	819	$1.60
Options exercised	(22,447)	$1.29
Options canceled	(698)	$7.27
Outstanding at December 31, 2014	20,420	$3.33	5.78	$667,538
Vested and expected to vest at December 31, 2014 (1)	20,097	$3.18	5.75	$659,695
Exercisable at December 31, 2014	17,295	$1.65	5.44	$591,755

(1)	The expected to vest options are the result of applying pre-vesting forfeiture rate assumptions to unvested options outstanding.

The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options.

The total intrinsic values of stock options exercised in the years ended December 31, 2014, 2013 and 2012 were $872.8 million, $123.7 million and $84.6 million, respectively.

RSU Activity

The following table summarizes the activity related to the Company’s Pre-2013 and Post-2013 RSUs for the year ended December 31, 2014.  For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2013	79,876	$19.54
Granted	24,409	$48.49
Vested	(26,903)	$21.34
Canceled	(13,247)	$23.02
Unvested and outstanding at December 31, 2014	64,135	$29.08

The total fair value of RSUs vested during the year ended December 31, 2014 was approximately $1.13 billion.  In addition, the total fair value of Pre-2013 RSUs vested during the year ended December 31, 2014, for which the service condition had been fulfilled prior to January 1, 2014, was approximately $888.1 million.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$50,536	$50,942	$800
Research and development	360,726	379,913	12,622
Sales and marketing	157,263	114,440	1,346
General and administrative	63,072	55,072	10,973
Total	$631,597	$600,367	$25,741

Upon completion of the Company’s initial public offering in November 2013, the Company began recording stock-based compensation expense related to Pre-2013 RSUs because the satisfaction of the performance condition for vesting became probable.  During the year ended December 31, 2013, the amount of stock-based compensation expense recorded in relation to Pre-2013 RSUs totaled approximately $433.5 million and was comprised of $405.9 million of expense accumulated until the effective date of the initial public offering for awards vested and $27.6 million of subsequent recognition of expense during the year as additional Pre-2013 RSUs continued to vest. During the year ended December 31, 2014, the Company recorded $84.4 million of expense in relation to Pre-2013 RSUs as the stock-based compensation continued to be amortized for outstanding Pre-2013 RSUs on an accelerated basis.

The Company modified the terms of stock options and RSUs for certain employees upon their termination or change in employment status. The Company recorded incremental stock-based compensation in relation to the modification of stock-based awards of approximately $32.6 million in the year ended December 31, 2014. The amount of incremental stock-based compensation recorded in relation to the modification of stock-based awards was not material for the years ended December 31, 2013 and 2012, respectively.

Income tax benefits recognized for stock-based compensation arrangements during the years ended December 31, 2014, 2013 and 2012 were not material.

The Company capitalized $40.8 million, $13.6 million and $1.3 million of stock-based compensation expense associated with the cost for developing software for internal use in the years ended December 31, 2014, 2013 and 2012, respectively.

The weighted-average grant-date fair value of stock options granted to employees and assumed in connection with acquisitions in the years ended December 31, 2014, 2013 and 2012 was $30.12, $11.89 and $7.42 per share, respectively. The fair value of stock options granted to employees was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	—	—	—
Risk-free interest rate	1.47%	1.24%	1.30%
Expected volatility	42.54%	52.14%	51.79%
Expected term (in years)	4.73	5.37	6.56

As of December 31, 2014, there was $33.3 million of unamortized stock-based compensation expense related to unvested stock options granted to employees and non-employee service providers which is expected to be recognized over a weighted-average period of 2.25 years. The unamortized stock-based compensation expense related to Pre-2013 and Post-2013 RSUs of $48.6 million and $1.26 billion, respectively, as of December 31, 2014 is expected to be recognized over a weighted-average period of 1.79 years and 2.91 years, respectively. An amount of $15.4 million of unamortized stock-based compensation expense related to the ESPP is expected to be recognized over a period of 0.85 years.

Note 13. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$(164,854)	$(549,397)	$(53,699)
Foreign	(413,497)	(97,749)	(25,471)
Loss before income taxes	$(578,351)	$(647,146)	$(79,170)

The components of the provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	720	857	(300)
Foreign	8,358	6,222	1,627
Total current provision for income taxes	9,078	7,079	1,327
Deferred:
Federal	(8,972)	(5,412)	(608)
State	(128)	(453)	(89)
Foreign	(509)	(3,037)	(401)
Total deferred benefit for income taxes	(9,609)	(8,902)	(1,098)
Provision (benefit) for income taxes	$(531)	$(1,823)	$229

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.1)	(0.1)	0.5
Stock-based compensation	(4.2)	(2.9)	(1.9)
Research and development credits	25.2	3.6	—
Valuation Allowance	(9.4)	(25.0)	(10.1)
Nondeductible expenses	(4.5)	(3.0)	(8.7)
Foreign rate differential	(26.4)	(5.8)	(12.7)
Change in tax positions	(15.9)	(2.0)	(2.8)
Other	0.4	0.5	0.4
Effective tax rate	0.1%	0.3%	(0.3)%

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$230,417	$82,719
Accruals and reserves	20,496	11,435
Stock-based compensation expense	89,159	195,338
Research and development credits	168,934	28,572
California Enterprise Zone Credit	10,355	8,163
Other	3,145	1,131
Total deferred tax assets	522,506	327,358
Valuation allowance	(351,249)	(227,878)
Total deferred tax assets, net of valuation allowance	171,257	99,480
Deferred tax liabilities:
Fixed assets and intangible assets	(132,671)	(80,072)
Convertible notes	(35,133)	—
Other	(420)	(457)
Total deferred tax liabilities	(168,224)	(80,529)
Net deferred tax assets	$3,033	$18,951

Based on the available objective evidence, management believes it is more-likely-than-not that the net U.S. deferred tax assets were not fully realizable as of the year ended December 31, 2014. Accordingly, the Company has established a full valuation allowance against its U.S. deferred tax assets. As of December 31, 2014, the Company has net $3.2 million of deferred tax assets in foreign jurisdictions which it believes are more-likely-than-not to be fully realized given the expectation of future earnings in these jurisdictions.

For the year ended December 31, 2014, the Company has not provided for income taxes on $42.9 million of its undistributed earnings for certain foreign subsidiaries because these earnings are intended to be permanently reinvested in operations outside the U.S. Determining the unrecognized deferred tax liabilities associated with these earnings is not practicable.

At December 31, 2014, the Company had $2.60 billion of federal and $1.00 billion of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2027 for federal and 2015 for state tax purposes.

Pursuant to authoritative guidance, the excess tax benefit from stock-based compensation will only be recorded to stockholders’ equity when cash taxes payable are reduced. As of December 31, 2014, the portion of net operating loss carryforwards related to the excess tax benefit from stock-based compensation is approximately $2.49 billion, the benefit of which will be credited to additional paid-in capital when realized.

The Company also has research credit carryforwards of $175.9 million and $142.0 million for federal and state income tax purposes, respectively. The federal credit carryforward will begin to expire in 2027. The state research tax credits have no expiration date. Additionally, the Company has California Enterprise Zone Credit carryforwards of $15.9 million which will begin to expire in 2023.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2014, the unrecognized tax benefit was $182.5 million, materially all of which would result in corresponding adjustments to valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at the beginning of the year	$43,061	$23,352	$25,845
Additions related to prior year tax positions	—	7,880	—
Reductions related to prior year tax positions	(50)	—	(3,612)
Additions related to current year tax positions	139,473	11,829	1,119
Balance at the end of the year	$182,484	$43,061	$23,352

Total unrecognized tax benefits are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2014	2013
Total unrecognized tax benefits balance	$182,484	$43,061
Amounts netted against related deferred tax assets	(181,786)	(27,160)
Unrecognized tax benefits recorded on consolidated balance sheets	$698	$15,901

The net unrecognized tax benefit of $0.7 million and $15.9 million as of December 31, 2014 and 2013, respectively, was included in the deferred and other long-term tax liabilities, net on the Company’s consolidated balance sheets. The Company adopted new guidance on the financial statement presentation of unrecognized tax benefits prospectively as of January 1, 2014. The application of this guidance resulted in a $15.8 million decrease in net deferred tax assets and the related liability for unrecognized tax benefits upon adoption. The Company does not believe that its unrecognized tax benefits will significantly change within the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2014 there were no significant accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-US activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under a Federal income tax examination by the Internal Revenue Service (IRS) for tax years 2011 and 2012 and under examination in California for tax years 2010 and 2011. The Company believes that adequate amounts have been reserved in these jurisdictions. The Company’s 2007 to 2014 tax years remain subject to examination by the United States and California, and its 2011 to 2014 tax years remain subject to examination in Ireland. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

Note 14. Commitments and Contingencies

Credit Facility

The Company entered into a revolving credit agreement with certain lenders in 2013, which provided for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. Loans under the credit facility bear interest, at the Company’s option, at (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.00% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 1.75%. This margin is determined based on the total leverage ratio for the preceding four fiscal quarter period. The Company is obligated to pay other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Obligations under the credit facility are guaranteed by one of the Company’s wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payments of dividends.

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that the Company may incur and increase the amount of restricted payments that the Company may make. This amendment to the revolving credit agreement also provides that if the Company’s total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of the Company’s and certain of its subsidiaries’ assets, subject to limited exceptions. As of December 31, 2014, no amounts were drawn under the credit facility.

Operating and Capital Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring between 2015 and 2026. In 2014, the Company entered into various lease amendments for additional office space for its headquarters through 2026 with a total remaining lease commitment of $233.3 million as of December 31, 2014. Under the terms of the lease, as amended, the Company is responsible for certain taxes, insurance, maintenance and management expenses.

In addition, in 2014 the Company entered into a lease agreement for an additional data center facility and lease amendments for capacity expansion of existing data center facilities through 2023 and increased the total commitments to $464.5 million as of December 31, 2014.

A summary of gross and net lease commitments as of December 31, 2014 is as follows (in thousands):

	Operating	Capital
	Leases	Leases
Years ending December 31,
2015	$110,221	$119,771
2016	135,625	81,758
2017	138,663	38,818
2018	134,667	4,159
2019	102,932	—
Thereafter	296,371	—
	$918,479	244,506
Less: Amounts representing interest		13,236
Total capital lease obligation		231,270
Less: Short-term portion		112,320
Long-term portion		$118,950

Rent expense under the Company’s operating leases, including co-location arrangements for the Company’s data centers, was $73.9 million, $35.4 million and $19.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also had $38.9 million of non-cancelable contractual commitments as of December 31, 2014, primarily related to its bandwidth and other services arrangements. These commitments are generally due within one to two years.

Legal Proceedings

The Company is currently involved in, and may in the future be involved in, legal proceedings, claims and governmental investigations in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of December 31, 2014, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during years ended December 31, 2014, 2013 and 2012 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of December 31, 2014 and 2013.

Note 15. Related Party Transactions

One of the Company’s directors has a direct ownership interest in a vendor that provides marketing and communication services to the Company. For the years ended December 31, 2014 and 2013, no expenses were incurred for services rendered.  For the year ended December 31, 2012, the Company incurred $1.9 million of expense for services rendered. There was no outstanding payable balance associated with the vendor as of December 31, 2014.

Note 16. Employee Benefit Plan

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

Revenue

Revenue by geography is based on the billing addresses of the customers. The following tables set forth revenue by services and revenue by geographic area (in thousands):

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Advertising services	$1,255,688	$594,546	$269,421
Data licensing and other	147,314	70,344	47,512
Total Revenue	$1,403,002	$664,890	$316,933

	Year Ended December 31,
	2014	2013	2012
Revenue:
United States	$945,720	$492,320	$263,917
International	457,282	172,570	53,016
Total revenue	$1,403,002	$664,890	$316,933

The United Kingdom accounted for $140.3 million and $66.5 million or 10% and 10% of the total revenue for the years ended December 31, 2014 and 2013, respectively. No individual country from the international markets contributed in excess of 10% of the total revenue for the year ended December 31, 2012.

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	December 31,	December 31,
	2014	2013
Property and equipment, net:
United States	$523,810	$327,250
International	33,209	5,412
Total property and equipment, net	$557,019	$332,662

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

Relocation Benefits and Vesting Changes

We have agreed to cover certain costs for Anthony Noto, our Chief Financial Officer, to relocate from Connecticut to the San Francisco Bay area.  Following his relocation, we will provide him with a lump sum payment of up to $650,000.00 to cover the costs associated with: (a) two house hunting trips for him and his family; (b) the sale of his primary residence in Connecticut and the purchase of a new residence in the San Francisco Bay area; (c) relocation his automobiles to the San Francisco Bay area and temporary living expenses (lodging and meals), and (d) other incidental expenses directly attributable to relocation.  As a condition of reimbursement, Mr. Noto will be required to submit to Twitter proof of the costs incurred within one year of the initiation of relocation and in accordance with our internal policies.  In addition, we will directly pay expenses for moving household goods and travel for Mr. Noto and his family to the San Francisco Bay area.

The Compensation Committee also modified Mr. Noto's on-hire equity grant such that 8/48th of the grant is fully vested as of March 1, 2015 to reflect the pro-rated portion of the first vesting attributable to his length of service at Twitter.  All remaining quarterly vesting remains unchanged.  Mr. Noto has informed us that he has no current plans to sell any of his shares of Twitter common stock. If Mr. Noto decides to sell, he is required by our policies to do so pursuant to a trading plan intended to comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  We do not undertake any obligation to report any 10b5-1 Plans that may be adopted by any of our board members or executive officers in the future, or to report any modifications or terminations of any publicly announced plan, except to the extent required by law.

Resignation of Chief Accounting Officer and Appointment of Interim Chief Accounting Officer

On February 24, 2015, Luca Baratta informed Twitter management and our Audit Committee that he will be stepping down as Chief Accounting Officer of the Company on March 2, 2015 after the completion of the filing of our Form 10-K.  After that date, Mr. Baratta will continue at Twitter in another role and will work with Mr. Noto on a transition of his day-to-day responsibilities.

As of March 2, 2015, we have appointed Gordon Lee as our Chief Accounting Officer on an interim basis. Mr. Lee is currently our Controller and will serve in both roles in the interim.

Mr. Lee, 36, has been our Controller since September 2014, and prior to that served in various roles in Finance since January 2011. From August 2002 to December 2010, Mr. Lee worked as a Senior Manager at PricewaterhouseCoopers LLP.  Mr. Lee received a B.S. in Commerce Accounting from Santa Clara University in June 2000.

There are no arrangements or understandings between Mr. Lee and any other persons pursuant to which he was selected as Chief Accounting Officer. There are no family relationships between Mr. Lee and the executive officers or directors of the Company and no transactions that would require disclosure under Item 404(a) of Regulation S-K.  As of the date of this report, no new compensatory arrangements have been entered into with Mr. Lee in connection with his appointment as Chief Accounting Officer. To the extent Mr. Lee enters into new compensation arrangements, the material terms of such arrangements will be disclosed in a subsequent filing.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

			Charged/
	Balance at		Credited
	Beginning of	Charged to	to Other	Balance at
	Year	Expenses	Accounts	End of Year
	(In thousands)
Allowance for Deferred Tax Assets:
Year ended December 31, 2014	$227,878	$155,111	$(31,740)	$351,249
Year ended December 31, 2013	$42,175	$180,691	$5,012	$227,878
Year ended December 31, 2012	$24,895	$15,250	$2,030	$42,175

	Balance at
	Beginning of	Additions	Write-off/	Balance at
	Year	(Reductions)	Adjustments	End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2014	$2,020	$4,632	$(1,145)	$5,507
Year ended December 31, 2013	$1,280	$1,557	$(817)	$2,020
Year ended December 31, 2012	$1,828	$1,844	$(2,392)	$1,280

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

Date:   March 2, 2015.

TWITTER, INC.

By:	/s/ Richard Costolo
Richard Costolo
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Richard Costolo and Anthony Noto, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and  resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard Costolo	Chief Executive Officer and Director	March 2, 2015
Richard Costolo	(Principal Executive Officer)

/s/ Anthony Noto	Chief Financial Officer	March 2, 2015
Anthony Noto	(Principal Financial Officer)

/s/ Luca Baratta	Vice President, Finance	March 2, 2015
Luca Baratta	(Principal Accounting Officer)

/s/ Jack Dorsey	Chairman and Director	March 2, 2015
Jack Dorsey

/s/ Peter Chernin	Director	March 2, 2015
Peter Chernin

/s/ Peter Currie	Director	March 2, 2015
Peter Currie

/s/ Peter Fenton	Director	March 2, 2015
Peter Fenton

/s/ David Rosenblatt	Director	March 2, 2015
David Rosenblatt

/s/ Marjorie Scardino	Director	March 2, 2015
Marjorie Scardino

/s/ Evan Williams	Director	March 2, 2015
Evan Williams

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization among the Registrant, Raptor Merger Inc., MoPub Inc. and Fortis Advisors LLC, as Stockholders’ Agent, dated as of September 9, 2013.	S-1	333-191552	2.1	October 3, 2013

3.1	Restated Certificate of Incorporation of the Registrant.	S-1/A	333-191552	3.2	October 22, 2013

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-191552	3.4	October 22, 2013

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-191552	4.1	October 22, 2013

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013.	S-1/A	333-191552	4.2	October 15, 2013

4.3	Indenture, dated September 17, 2014, between Twitter, Inc. and U.S. Bank National Association..	8-K	001-36164	4.1	September 17, 2014

4.4	Form of Global 0.25% Convertible Senior Note due 2019 (included in Exhibit 4.1)	8-K	001-36164	4.2	September 17, 2014

4.5	Indenture, dated September 17, 2014, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.3	September 17, 2014

4.6	Form of Global 0.25% Convertible Senior Note due 2019 (included in Exhibit 4.3)	8-K	001-36164	4.4	September 17, 2014

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-191552	10.1	October 3, 2013

10.2*	Twitter, Inc. 2013 Equity Incentive Plan and related form agreements.	S-1/A	333-191552	10.2	October 22, 2013

10.3*	Twitter, Inc. 2013 Employee Stock Purchase Plan and related form agreements.	S-8	333-192150	4.3	November 7, 2013

10.4*	Twitter, Inc. 2007 Equity Incentive Plan and related form agreements.	S-1	333-191552	10.4	October 3, 2013

10.5*	Twitter, Inc. 2011 Acquisition Option Plan.	S-1	333-191552	10.5	October 3, 2013

10.6*	Afterlive.tv Inc. 2010 Stock Plan.	S-8	333-198055	4.4	August 11, 2014

10.7*	Apps & Zerts, Inc. 2013 Stock Plan.	S-8	333-195743	4.2	May 6, 2014

10.8*	Bluefin Labs, Inc. 2008 Stock Plan.	S-1	333-191552	10.6	October 3, 2013

10.9*	CardSpring Inc. Amended and Restated 2011 Equity Incentive Plan.	S-8	333-198055	4.3	August 11, 2014

10.10*	Crashlytics, Inc. 2011 Stock Plan.	S-1	333-191552	10.7	October 3, 2013

10.11*	Gnip, Inc. 2008 Incentive Plan, as amended.	S-8	333-195743	4.3	May 6, 2014

10.12*	Mixer Labs, Inc. 2008 Stock Plan.	S-1	333-191552	10.8	October 3, 2013

10.13*	MoPub Inc. 2010 Equity Incentive Plan.	S-1/A	333-191552	10.9	November 4, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.14*	TapCommerce Inc. 2012 Stock Incentive Plan.	S-8	333-198055	4.5	August 11, 2014

10.15*	Twitter, Inc. Executive Incentive Compensation Plan.	S-1	333-191552	10.9	October 3, 2013

10.16*	Twitter, Inc. Change of Control and Involuntary Termination Protection Policy Policy.	10-Q		10.1	August 11, 2014

10.17*	Twitter, Inc. Outside Director Compensation Policy	10-K	001-36164	10.23	March 6, 2014

10.18*	Twitter, Inc. 2013 Target Commission Plan.	S-1/A	333-191552	10.20	October 22, 2013

10.19*	Offer Letter between the Registrant and Richard Costolo, dated as of October 1, 2013.	S-1/A	333-191552	10.11	October 22, 2013

10.20*	Offer Letter between the Registrant and Anthony Noto, dated as of June 30, 2014.	8-K	333-191552	10.1	July 1, 2014

10.21*	Offer Letter between the Registrant and Adam Bain, dated as of October 1, 2013.	S-1/A	333-191552	10.14	October 22, 2013

10.22*	Offer Letter between the Registrant and Alex Roetter, dated as of October 1, 2013.	S-1/A	333-191552	10.15	October 22, 2013

10.23*	Offer Letter between the Registrant and Vijaya Gadde, dated as of October 1, 2013.	S-1/A	333-191552	10.16	October 22, 2013

10.24*	Offer Letter between the Registrant and Peter Chernin, dated as of October 16, 2012.	S-1	333-191552	10.17	October 3, 2013

10.25*	Change of Control Severance Policy Participation Agreement between the Company and Anthony Noto, dated as of June 30, 2014	8-K	001-36164	10.2	July 1, 2014

10.26*	Amended and Restated Change of Control Severance Policy Participation Agreement between Twitter, Inc. and Mike Gupta, dated as of August 8, 2014.	10-Q	001-36164	10.2	August 11, 2014

10.27	Form of Innovator’s Patent Agreement.	S-1	333-191552	10.19	October 3, 2013

10.28	Office Lease between the Registrant and Sri Nine Market Square LLC, dated as of April 20, 2011, as amended on May 16, 2011, September 30, 2011 and June 1, 2012.	S-1	333-191552	10.18	October 3, 2013

10.29	Revolving Credit Agreement among the Registrant, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, dated as of October 22, 2013.	S-1	333-191552	10.21	October 22, 2013

10.30	Amendment No. 1, dated September 10, 2014, to the Revolving Credit Agreement, dated October 22, 2013, among Twitter, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders from time to time party thereto.	8-K	001-36164	10.1	September 10, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.31	Purchase Agreement, dated September 11, 2014, by and among Twitter, Inc. and Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, as representatives of the initial purchasers named therein.	8-K	001-36164	10.1	September 17, 2014

10.32	Form of Convertible Note Hedge Confirmation.	8-K	001-36164	10.2	September 17, 2014

10.33	Form of Warrant Confirmation.	8-K	001-36164	10.3	September 17, 2014

21.1	List of subsidiaries of the Registrant.	S-1	333-191552	21.1	October 15, 2013

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*Indicates a management contract or compensatory plan or arrangement.

†    The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Twitter, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.