Form 10-Q
period 2015-03-31
TWITTER, INC.
filed 2015-05-11
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2015 was 654,774,147.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement, including ad engagement, of our users;
•	our ability to develop or acquire new products and services, improve our existing products and services and increase the value of our products and services;
•	our business strategies, including our plans for growth;
•	our ability to attract advertisers to our platform and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth rate and the continued usage of our mobile applications;
•	our ability to increase our revenue and our revenue growth rate;
•	our ability to improve user monetization, including of our logged out and syndicated audiences;
•	our future financial performance, including trends in cost per ad engagement, revenue, cost of revenue, operating expenses and income taxes;
•	our expectations regarding outstanding litigation;
•	the effects of seasonal trends on our results of operations;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our ability to successfully enter new markets and manage our international expansion, including our ability to operate in those countries.

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

NOTE REGARDING KEY METRICS

We review a number of metrics, including monthly active users, or MAUs, changes in ad engagements and changes in cost per ad engagement, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for a discussion of how we calculate MAUs.

The numbers of active users presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that false or spam accounts represented less than 5% of our MAUs as of December 31, 2014. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, and in the past have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of accounts. Spam accounts that we have identified are not included in the active user numbers presented in this Quarterly Report on Form 10-Q. We treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Our metrics are also affected by applications that automatically contact our servers for regular updates with no discernable user action involved, and this activity can cause our system to count the users associated with such applications as active users on the day or days such contact occurs. In the three months ended December 31, 2014, approximately 8.5% of users used third-party applications that may have automatically contacted our servers for regular updates without any discernable additional user-initiated action. As such, the calculations of MAUs presented in this Quarterly Report on Form 10-Q may be affected as a result of this activity.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,607,405	$1,510,724
Short-term investments	1,949,803	2,111,154
Accounts receivable, net of allowance for doubtful accounts of $7,864 and $5,507 as of March 31, 2015 and December 31, 2014, respectively	415,479	418,454
Prepaid expenses and other current assets	221,404	215,521
Total current assets	4,194,091	4,255,853
Property and equipment, net	599,751	557,019
Intangible assets	99,317	105,011
Goodwill	702,699	622,570
Other assets	47,559	42,629
Total assets	$5,643,417	$5,583,082
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$48,384	$53,241
Accrued and other current liabilities	239,963	228,233
Capital leases, short-term	105,948	112,320
Total current liabilities	394,295	393,794
Convertible notes	1,395,113	1,376,020
Capital leases, long-term	99,693	118,950
Deferred and other long-term tax liabilities, net	26,077	24,706
Other long-term liabilities	41,142	43,209
Total liabilities	1,956,320	1,956,679
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 653,141 and 642,385 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	5,464,938	5,208,870
Accumulated other comprehensive loss	(42,956)	(10,024)
Accumulated deficit	(1,734,888)	(1,572,446)
Total stockholders' equity	3,687,097	3,626,403
Total liabilities and stockholders' equity	$5,643,417	$5,583,082

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$435,939	$250,492
Costs and expenses
Cost of revenue	143,475	85,503
Research and development	189,746	149,391
Sales and marketing	183,557	106,235
General and administrative	65,777	38,734
Total costs and expenses	582,555	379,863
Loss from operations	(146,616)	(129,371)
Interest expense	(24,319)	(3,102)
Other income (expense), net	9,125	1,333
Loss before income taxes	(161,810)	(131,140)
Provision for income taxes	632	1,222
Net loss	$(162,442)	$(132,362)
Net loss per share attributable to common stockholders:
Basic	$(0.25)	$(0.23)
Diluted	$(0.25)	$(0.23)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	640,464	570,205
Diluted	640,464	570,205

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(162,442)	$(132,362)
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	570	(31)
Foreign currency translation adjustment	(33,502)	58
Net change in accumulated other comprehensive loss	(32,932)	27
Comprehensive loss	$(195,374)	$(132,335)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(162,442)	$(132,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,864	39,951
Stock-based compensation expense	182,805	126,369
Amortization of discount on convertible notes	16,638	—
Provision for bad debt	2,792	778
Deferred income tax benefit	(1,942)	10
Other non-cash adjustments	(6,411)	2,255
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	(4,159)	8,861
Prepaid expenses and other assets	(2,640)	(30,415)
Accounts payable	(1,714)	(303)
Accrued and other liabilities	1,390	27,539
Net cash provided by operating activities	92,181	42,683
Cash flows from investing activities
Purchases of property and equipment	(67,735)	(49,620)
Purchases of marketable securities	(729,793)	(470,750)
Proceeds from maturities of marketable securities	712,405	477,333
Proceeds from sales of marketable securities	178,631	168,138
Changes in restricted cash	(3,362)	(12,138)
Business combinations, net of cash acquired	(28,927)	—
Other investing activities	(2,000)	—
Net cash provided by investing activities	59,219	112,963
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(6,174)	(15,140)
Repayments of capital lease obligations	(33,546)	(21,521)
Proceeds from exercise of stock options	3,749	1,350
Other financing activities	—	(1,162)
Net cash used in financing activities	(35,971)	(36,473)
Net increase in cash and cash equivalents	115,429	119,173
Foreign exchange effect on cash and cash equivalents	(18,748)	572
Cash and cash equivalents at beginning of period	1,510,724	841,010
Cash and cash equivalents at end of period	$1,607,405	$960,755
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$57,679	$—
Equipment purchases under capital leases	$4,821	$16,957
Changes in accrued equipment purchases	$12,360	$11,051

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In February 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on consolidation analysis. The new guidance amends the current consolidation guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, but the guidance must be applied as of the beginning of the fiscal year containing the adoption date. Adoption of this new accounting standard update is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued a new accounting standard update on the presentation of debt issuance costs. The new guidance requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Adoption of this new accounting standard update is not expected to have a material impact on the Company’s financial statements.

Note 2. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$198,102	$147,848
Money market funds	810,516	882,443
U.S. government and agency securities including treasury bills	279,529	271,418
Corporate notes, certificates of deposit and commercial paper	319,258	209,015
Total cash and cash equivalents	$1,607,405	$1,510,724
Short-term investments:
U.S. government and agency securities including treasury bills	$927,087	$1,009,541
Corporate notes, certificates of deposit and commercial paper	1,022,716	1,101,613
Total short-term investments	$1,949,803	$2,111,154

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	March 31, 2015
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. Government and agency securities including treasury bills	$927,170	$22	$(105)	$927,087
Corporate notes, certificates of deposit and commercial paper	1,023,007	44	(335)	1,022,716
Total available-for-sale securities classified as short-term investments	$1,950,177	$66	$(440)	$1,949,803

	December 31, 2014
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. Government and agency securities including treasury bills	$1,009,827	$8	$(294)	$1,009,541
Corporate notes, certificates of deposit and commercial paper	1,102,275	4	(666)	1,101,613
Total available-for-sale securities classified as short-term investments	$2,112,102	$12	$(960)	$2,111,154

There were no securities in a continuous loss position for 12 months or longer as of March 31, 2015 and December 31, 2014.

Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above as the Company believes that the decrease in fair value of these securities is temporary and expects to recover up to (or beyond) the initial cost of investment for these securities.

Note 3. Fair Value Measurements

The Company measures its cash equivalents, short-term investments and derivative financial instruments at fair value. The Company classifies its cash equivalents, short-term investments and derivative financial instruments within Level 1 or Level 2 because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The fair value of the Company’s Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets is based on inputs that are directly or indirectly observable in the market, including the readily-available pricing sources for the identical underlying security that may not be actively traded.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 based on the three-tier fair value hierarchy (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$810,516	$—	$—	$810,516
Treasury bills	146,542	—	—	146,542
U.S. government securities	—	104,387	—	104,387
Agency securities	—	28,600	—	28,600
Corporate notes	—	2,549	—	2,549
Commercial paper	—	303,709	—	303,709
Certificates of deposit	—	13,000	—	13,000
Short-term investments:
Treasury bills	146,543	—	—	146,543
U.S. government securities	—	657,390	—	657,390
Agency securities	—	123,154	—	123,154
Corporate notes	—	525,212	—	525,212
Commercial paper	—	262,353	—	262,353
Certificates of deposit	—	235,151	—	235,151
Other current assets:
Foreign currency forward contracts	—	439	—	439
Liabilities
Other current liabilities:
Foreign currency forward contracts	—	(98)	—	(98)
Total	$1,103,601	$2,255,846	$—	$3,359,447

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$882,443	$—	$—	$882,443
Treasury bills	73,525	—	—	73,525
U.S. government securities	—	157,895	—	157,895
Agency securities	—	39,998	—	39,998
Corporate notes	—	13,684	—	13,684
Commercial paper	—	185,321	—	185,321
Certificates of deposit	—	10,010	—	10,010
Short-term investments:
Treasury bills	167,575	—	—	167,575
U.S. government securities	—	746,128	—	746,128
Agency securities	—	95,838	—	95,838
Corporate notes	—	551,604	—	551,604
Commercial paper	—	300,589	—	300,589
Certificates of deposit	—	249,420	—	249,420
Total	$1,123,543	$2,350,487	$—	$3,474,030

In 2014, the Company issued $935.0 million principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. Refer to Note 8 – Convertible Senior Notes for further details on the Notes. The estimated fair value of the 2019 Notes and 2021 Notes based on a market approach as of March 31, 2015 was approximately $920.5 million and $937.8 million respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the quoted closing price of the Notes in an over-the-counter market on March 31, 2015.

Derivative Financial Instruments

The Company enters into foreign currency forward contracts with financial institutions to reduce the risk that its earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. These contracts do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the hedged foreign currency denominated assets and liabilities. These foreign currency forward contracts are not designated as hedging instruments.

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency forward contracts outstanding was equivalent to $128.5 million at March 31, 2015. There were no outstanding foreign currency forward contracts as of December 31, 2014.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		March 31,	December 31,
	Balance Sheet Location	2015	2014
Assets
Foreign currency forward contracts not designated as hedging instruments	Other current assets	$439	—
Liabilities
Foreign currency forward contracts not designated as hedging instruments	Other current liabilities	98	—
Total		$341	$—

The realized gains and losses on the foreign currency forward contracts were not significant in the three months ended March 31, 2015. The Company did not have any derivative financial instruments in the three months ended March 31, 2014.

Note 4. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	March 31,	December 31,
	2015	2014
Property and equipment, net
Equipment	$611,086	$584,561
Furniture and leasehold improvements	147,831	131,851
Capitalized software	112,535	82,052
Construction in progress	115,656	89,806
Total	987,108	888,270
Less: Accumulated depreciation and amortization	(387,357)	(331,251)
Property and equipment, net	$599,751	$557,019

Note 5. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2014	$622,570
2015 acquisitions	80,471
Foreign currency translation adjustment	(342)
Balance as of March 31, 2015	$702,699

For each of the period presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
March 31, 2015:
Patents and developed technologies	$110,152	$(31,365)	$78,787
Publisher and advertiser relationships	32,000	(12,223)	19,777
Assembled workforce	1,960	(1,522)	438
Other intangible assets	1,100	(785)	315
Total	$145,212	$(45,895)	$99,317
December 31, 2014:
Patents and developed technologies	$105,052	$(23,165)	$81,887
Publisher and advertiser relationships	32,000	(9,831)	22,169
Assembled workforce	1,960	(1,457)	503
Other intangible assets	1,100	(648)	452
Total	$140,112	$(35,101)	$105,011

Amortization expense associated with intangible assets for the three months ended March 31, 2015 and 2014 was $10.8 million and $6.2 million, respectively.

Estimated future amortization expense as of March 31, 2015 is as follows (in thousands):

Remainder of 2015	$29,201
2016	26,811
2017	11,624
2018	9,832
2019	5,430
Thereafter	16,419
Total	$99,317

Note 6. Accrued and other current liabilities

 The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	March 31,	December 31,
	2015	2014
Accrued compensation	$80,517	$68,000
Accrued fixed assets and maintenance	24,809	13,459
Accrued publisher payments	24,597	27,996
Accrued sales and marketing expenses	10,924	25,264
Accrued other	99,116	93,514
Total	$239,963	$228,233

Note 7. Acquisitions

During the three months ended March 31, 2015, the Company acquired two companies, which were accounted for as business combinations. The total purchase price of $86.6 million (paid in shares of the Company’s common stock having a total fair value of $57.7 million and cash of $28.9 million) for these acquisitions was allocated as follows: $5.1 million to developed technologies, $2.8 million to net tangible assets acquired based on their estimated fair value on the acquisition date, $1.8 million to deferred tax liability, and the excess $80.5 million of the purchase price over the fair value of net assets acquired to goodwill. Goodwill resulting from these acquisitions is not expected to be deductible for U.S. income tax purposes. Developed technologies will be amortized on a straight-line basis over their estimated useful lives of 12 months.

In connection with both of the acquisitions completed during the three months ended March 31, 2015, the Company also agreed to issue shares of the Company’s common stock with a total fair value up to $38.2 million, which is to be paid to certain employees of the acquired entities contingent upon their continued employment with the Company. The Company will recognize compensation expense related to the equity consideration over the requisite service periods of up to 48 months from the respective acquisition dates on a straight-line basis. In addition, the Company will recognize approximately $3.0 million of stock-based compensation expense in relation to assumed stock options over the remaining requisite service periods of up to 45 months from the respective acquisition dates on a straight-line basis, excluding the fair value of the assumed stock options that was allocated and recorded as part of the purchase price for the portion of the service period completed prior to the closing of the applicable acquisition.

The results of operations for each of these acquisitions have been included in the Company’s consolidated statements of operations since the date of acquisition. Pro forma revenue and results of operations for these acquisitions have not been presented because they do not have a material impact on the consolidated revenue and results of operations of the Company, either individually or in aggregate.

Note 8. Convertible Senior Notes

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

The interest rates are fixed at 0.25% and 1.00% per annum and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015. For the three months ended March 31, 2015, the Company recognized $1.3 million of interest expense related to the amortization of initial purchasers’ discount and debt issuance costs, and $3.0 million of accrued coupon interest expense.

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

For the three months ended March 31, 2015, the Company recognized $17.9 million of interest expense related to the amortization of the debt discount. As of March 31, 2015, the net carrying value, net of the initial purchasers’ discount and debt discount, of 2019 Notes and 2021 Notes was $720.3 million and $674.8 million, respectively.

The Notes consisted of the following (in thousands):

	March 31, 2015		December 31, 2014
	2019 Notes	2021 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$935,000	$954,000
Unamortized initial purchasers' discount and debt discount (1)	(214,685)	(279,202)	(225,104)	(287,876)
Net carrying amount	$720,315	$674,798	$709,896	$666,124
Carrying amount of the equity component (2)	$222,826	$283,283	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of March 31, 2015, the remaining life of the 2019 Notes and 2021 Notes is approximately 53 months and 77 months, respectively.

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

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $77.64 to $105.28 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet.

Note 9. Net Loss per Share

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

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the three months ended March 31, 2015 and 2014, the Company’s potential common stock instruments such as stock options, Restricted Stock Units (“RSUs”), shares to be purchased under the 2013 Employee Stock Purchase Plan (“ESPP”), shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Three Months Ended March 31,
	2015	2014
Net loss	$(162,442)	$(132,362)
Basic shares:
Weighted-average common shares outstanding	648,950	579,128
Weighted-average restricted stock subject to repurchase	(8,486)	(8,923)
Weighted-average shares used to compute basic net loss per share	640,464	570,205
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	640,464	570,205
Net loss per share attributable to common stockholders:
Basic	$(0.25)	$(0.23)
Diluted	$(0.25)	$(0.23)

The following number of potential shares of the Company’s common stock at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
RSUs	61,425	83,232
Warrants	24,329	117
Stock options	18,069	39,796
Shares subject to repurchase	8,516	7,898
Employee stock purchase plan	1,224	1,868

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

If the average market price of the Company’s common stock exceeds the exercise price of the warrants, $105.28, the warrants will have a dilutive effect on the earnings per share assuming that the Company is profitable.  Since the average market price of the Company’s common stock is below $105.28, the warrants are anti-dilutive.

Note 10. Stockholders’ Equity

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

The activities for the restricted common stock issued to employees for the three months ended March 31, 2015 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2014	4,955	$25.62
Granted	874	$43.72
Vested	(492)	$21.15
Unvested restricted common stock at March 31, 2015	5,337	$28.99

As of March 31, 2015, the total compensation cost related to unvested restricted common stock not yet recognized was $112.7 million. This amount is expected to be recognized over a weighted-average period of 2.6 years.

Equity Incentive Plans

The Company’s 2013 Equity Incentive Plan became effective upon the completion of the Company’s initial public offering and serves as the successor to the 2007 Equity Incentive Plan. Initially, 68.3 million shares were reserved under the 2013 Equity Plan and any shares subject to options or other similar awards granted under the 2007 Equity Incentive Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2013 Equity Incentive Plan. The number of shares of the Company’s common stock available for issuance under the 2013 Equity Incentive Plan were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 60,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Company’s Board of Directors. No additional shares will be issued under the 2007 Equity Incentive Plan.

Options granted under the Company’s Equity Incentive Plans generally expire 10 years after the grant date and the Company issues new shares to satisfy stock option exercises. RSUs are agreements to issue shares of the Company’s stock at the time the award vests. Options and RSUs issued to participants under the Equity Incentive Plans generally vest ratably over four years contingent upon employment or services on the vesting date. The Company is increasingly granting awards that begin vesting several quarters after the grant date. In addition, employees generally sell a portion of the shares that they receive upon vesting of RSUs in order to satisfy any tax withholding requirements.

Employee Stock Purchase Plan

The number of shares available for sale under the ESPP were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 11.3 million shares; (ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as determined by the Company’s Board of Directors.

As of March 31, 2015, the total compensation costs related to the current ESPP plans not yet recognized were $10.6 million. This amount is expected to be recognized over a weighted-average period of 0.5 years.

Stock Option Activity

The number of stock options outstanding was 18.1 million and 20.4 million as of March 31, 2015 and December 31, 2014, respectively. The reduction in outstanding options during the three months ended March 31, 2015 was mainly due to exercises of stock options. The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $101.2 million and $133.9 million, respectively.

As of March 31, 2015, the total compensation costs related to stock options not yet recognized was $31.0 million. This amount is expected to be recognized over a weighted-average period of 2.2 years.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs for the three months ended March 31, 2015. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2014	64,135	$29.08
Granted	6,166	$47.68
Vested	(6,238)	$27.22
Canceled	(2,638)	$27.03
Unvested and outstanding at March 31, 2015	61,425	$31.23

The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2015 and 2014 was $256.3 million and $956.4 million, respectively.

As of March 31, 2015, the total compensation cost related to unvested RSUs not yet recognized was $1.34 billion. This amount is expected to be recognized over a weighted-average period of 2.9 years.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$12,886	$9,831
Research and development	103,036	78,318
Sales and marketing	42,658	27,801
General and administrative	24,225	10,419
Total	$182,805	$126,369

The Company capitalized $16.5 million and $6.7 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended March 31, 2015 and 2014, respectively.

Note 11. Income Taxes

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

The Company recorded an income tax provision of $0.6 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. The income tax provision decreased in the three months ended March 31, 2015 compared to the same period last year, primarily due to the deferred income tax benefits arising from acquisitions, partially offset by increased foreign income tax expenses. As of March 31, 2015, based on the available objective evidence, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three months ended March 31, 2015 will not be realized by the end of the 2015 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the first quarter ended March 31, 2015. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences.

During the three months ended March 31, 2015, the amount of gross unrecognized tax benefits increased by $23.6 million. As of March 31, 2015, the Company has $206.1 million of unrecognized tax benefits which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance.

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

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that the Company may incur and increase the amount of restricted payments that the Company may make. This amendment to the revolving credit agreement also provides that if the Company’s total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of the Company’s and certain of its subsidiaries’ assets, subject to limited exceptions. As of March 31, 2015, no amounts had been drawn under the credit facility.

Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring between 2015 and 2026. Under the terms of certain leases, the Company is committed to pay for certain taxes, insurance, maintenance and management expenses. Certain of these arrangements have free rent periods or escalating rent payment provisions, and the Company recognizes rent expense under such arrangements on a straight-line basis.

Legal Proceedings

The Company is currently involved in, and will likely in the future be involved in, legal proceedings, claims and investigations in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of March 31, 2015 and December 31, 2014, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during three months ended March 31, 2015 and 2014 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of March 31, 2015 and December 31, 2014.

Note 13. Operations by Geographic Area

Revenue

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Advertising services	$388,211	$226,051
Data licensing and other	47,728	24,441
Total revenue	$435,939	$250,492

	Three Months Ended March 31,
	2015	2014
Revenue:
United States	$288,928	$180,039
International	147,011	70,453
Total revenue	$435,939	$250,492

No individual country from the international markets contributed in excess of 10% of the total revenue for the three months ended March 31, 2015 and 2014.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2015	2014
Property and equipment, net:
United States	$565,742	$523,810
International	34,009	33,209
Total property and equipment, net	$599,751	$557,019

Note 14. Subsequent Events

On April 28, 2015, the Company entered into a definitive agreement to acquire TellApart, Inc., a privately-held marketing technology company providing retailers and e-commerce advertisers with unique cross-device retargeting capabilities through dynamic product ads and email marketing. Under the terms of the agreement, the Company will acquire all of the outstanding equity of TellApart, Inc., for approximately 12.6 million shares of its common stock assuming the closing price of the Company's common stock on the closing date is the same as on April 28, 2015. The transaction is expected to close on or around June 1, 2015.

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

We have already achieved significant global scale, and we continue to grow. As of the three months ended March 31, 2015, we have approximately 302 million MAUs spanning nearly every country. We believe the current total audience that views content on our platform, including logged in and logged out users but not including syndicated content, is two to three times the number of our MAUs. Our users include millions of people from around the world, as well as influential individuals and organizations.

Our revenue for the three months ended March 31, 2015 was $435.9 million, which represents a 74% increase compared to the same period last year. We generate the substantial majority of our revenue from the sale of advertising services, with the balance coming from data licensing arrangements and our mobile advertising exchange services. Mobile has become the primary driver of our business and we have been able to generate significant revenue through our mobile applications. In the three months ended March 31, 2015, 89% of our advertising revenue was generated from mobile devices.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our active user base. In the three months ended March 31, 2015, we had 302 million average MAUs, which represents an increase of 18% from the three months ended March 31, 2014. The growth in average MAUs was driven primarily by organic growth and growth initiatives. In the three months ended March 31, 2015, we had 65 million average MAUs in the United States and 236 million average MAUs in the rest of the world, which represent increases of 15% and 19%, respectively, from the three months ended March 31, 2014. For additional information on how we calculate the number of MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monthly Active Users: Worldwide

(quarterly average in millions)

350
300
250
200
150
100
50
204
218
232
241
255
271
284
288
302
Mar 31 2013
Jun 30 2013
Sept 30 2013
Dec 31 2013
Mar 31 2014
Jun 30 2014
Sep 30 2014
Dec 31 2014
Mar 31 2015

Monthly Active Users: United States

(quarterly average in millions)

70
60
50
40
30
20
10
48
49
53
54
57
60
63
63
65
Mar 31 2013
Jun 30 2013
Sept 30 2013
Dec 31 2013
Mar 31 2014
Jun 30 2014
Sep 30 2014
Dec 31 2014
Mar 31 2015

Monthly Active Users: International

(quarterly average in millions)

250
200
150
100
50
156
169
179
187
198
211
221
225
236
Mar 31 2013
Jun 30 2013
Sept 30 2013
Dec 31 2013
Mar 31 2014
Jun 30 2014
Sep 30 2014
Dec 31 2014
Mar 31 2015

Given our prioritization of growth in emerging markets, we are delivering a more complete product experience to SMS Fast Followers, which are users who sign-up and access Twitter solely via SMS, and will be including SMS Fast Followers as part of our total MAU count going forward. MAUs including SMS Fast Followers would have been 258 million, 274 million, 287 million, 292 million, and 308 million average MAUs in the three month periods ending March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014, and March 31, 2015, respectively. MAUs including SMS Fast Followers in the United States would have been 57 million, 60 million, 64 million, 64 million, and 66 million average MAUs in the three months ending periods ending March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014, and March 31, 2015, respectively. MAUs including SMS Fast Followers in the rest of the world would have been 201 million, 214 million, 224 million, 229 million, and 242 million average MAUs in the three months ending periods ending March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014, and March 31, 2015, respectively.

Changes in Ad Engagements and Cost Per Ad Engagement.  We define an ad engagement as a user interaction with one of our pay-for-performance Promoted Products. Ad engagements can include expanding, retweeting, favoriting or replying to a Promoted Tweet, playing an embedded video, downloading a promoted mobile application or opting in to further communications from an advertiser in a Promoted Tweet, or following the account that tweets a Promoted Tweet.  We believe changes in ad engagements are one way to measure user engagement with our Promoted Products.  We believe changes in cost per ad engagement are one way to measure demand.

In the three months ended March 31, 2015, ad engagements increased 32% from the three months ended March 31, 2014. The increase was driven by higher advertiser demand in the first quarter of 2015 compared to the first quarter of 2014. The year-over-year decline in the growth rate of ad engagements in the first quarter of 2015 compared to the year-over-year growth rate in the fourth quarter of 2014 was primarily attributable to the introduction of objective-based products, which allows advertisers to pay only for a certain type of engagement with our Promoted Products, such as website clicks or conversions, mobile application installs or engagements or obtaining new followers, and resulted in our counting fewer interactions with our Promoted Products as ad engagements.  In the three months ended March 31, 2015, average cost per ad engagement increased 30% from the three months ended March 31, 2014.  The increase in cost per ad engagement was primarily driven by a mix shift to higher priced and higher performing ad units as well as an increase in same format cost per ad engagement.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(162,442)	$(132,362)
Stock-based compensation expense	182,805	126,369
Depreciation and amortization expense	67,864	39,951
Interest and other expense, net	15,194	1,769
Provision for income taxes	632	1,222
Adjusted EBITDA	$104,053	$36,949

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to our convertible notes and income tax effects related to acquisitions.

The following table presents a reconciliation of net loss to non-GAAP net income for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Reconciliation of Net Loss to Non-GAAP Net Income
Net loss	$(162,442)	$(132,362)
Stock-based compensation expense	182,805	126,369
Amortization of acquired intangible assets	10,795	6,176
Non-cash interest expense related to convertible notes	16,638	—
Income tax effects related to acquisitions	(1,288)	—
Non-GAAP net income	$46,508	$183

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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenue
Advertising services	$388,211	$226,051
Data licensing and other	47,728	24,441
Total Revenue	435,939	250,492
Costs and expenses (1)
Cost of revenue	143,475	85,503
Research and development	189,746	149,391
Sales and marketing	183,557	106,235
General and administrative	65,777	38,734
Total costs and expenses	582,555	379,863
Loss from operations	(146,616)	(129,371)
Interest expense	(24,319)	(3,102)
Other income (expense), net	9,125	1,333
Loss before income taxes	(161,810)	(131,140)
Provision for income taxes	632	1,222
Net loss	$(162,442)	$(132,362)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$12,886	$9,831
Research and development	103,036	78,318
Sales and marketing	42,658	27,801
General and administrative	24,225	10,419
Total	$182,805	$126,369

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2015	2014
Revenue
Advertising services	89%	90%
Data licensing and other	11	10
Total Revenue	100	100
Costs and expenses
Cost of revenue	33	34
Research and development	44	60
Sales and marketing	42	42
General and administrative	15	15
Total costs and expenses	134	152
Loss from operations	(34)	(52)
Interest expense	(6)	(1)
Other income (expense), net	2	1
Loss before income taxes	(37)	(52)
Provision for income taxes	0	0
Net loss	(37)%	(53)%

Revenue

We generate the substantial majority of our revenue from the sale of advertising services. We also generate revenue by licensing our data to third parties and providing mobile advertising exchange services.

Advertising Services

We generate substantially all of our advertising revenue by selling our Promoted Products. Currently, our Promoted Products consist of the following:

•

Promoted Tweets. Promoted Tweets, which are labeled as “promoted,” appear within a user’s timeline or search results just like an ordinary Tweet regardless of device, whether it be desktop or mobile. Using our proprietary algorithms and understanding of the interests of each user, we can deliver Promoted Tweets that are intended to be relevant to a particular user. We enable our advertisers to target an audience based on our users’ Interest Graphs. Our Promoted Tweets are pay-for-performance advertising that is priced through an auction. We recognize advertising revenue when a user engages with a Promoted Tweet.

•

Promoted Accounts. Promoted Accounts, which are labeled as “promoted,” appear in the same format and place as accounts suggested by our Who to Follow recommendation engine, or in some cases, in Tweets in a user’s timeline. Promoted Accounts provide a way for our advertisers to grow a community of users who are interested in their business, products or services. Our Promoted Accounts are pay-for-performance advertising that is priced through an auction. We recognize advertising revenue when a user follows a Promoted Account.

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

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Advertising services	$388,211	$226,051	72%
Data licensing and other	47,728	24,441	95%
Total revenue	$435,939	$250,492	74%

Revenue in the three months ended March 31, 2015 increased by $185.4 million compared to the three months ended March 31, 2014. On a constant currency basis, revenue in the three months ended March 31, 2015, using the prior year’s monthly exchange rates for our settlement currencies other than the U.S. dollar, would have increased by $200.4 million or 80% compared to the three months ended March 31, 2014,

In the three months ended March 31, 2015, advertising revenue increased by 72% compared to the three months ended March 31, 2014. On a constant currency basis, advertising revenue in the three months ended March 31, 2015, using the prior year’s monthly exchange rates for our settlement currencies other than the U.S. dollar, would have increased 78% compared to the three months ended March 31, 2014, The increase was primarily attributable to a 32% growth in the number of ad engagements combined with a 30% increase in average cost per ad engagement in the three months ended March 31, 2015 compared to the same periods in 2014. Advertising revenue was also driven by growth in our advertising base and benefited from sales of our Promoted Products on our mobile applications as well as from increases in international revenue in the three months ended March 31, 2015 as compared to the same period in 2014.

In the three months ended March 31, 2015, data licensing and other revenue increased by 95% compared to the three months ended March 31, 2014. A majority of the increase was attributable to the increase of data licensing fees which included additional offering of “Gnip”-branded products that we started offering during the second quarter of 2014.

Cost of Revenue

 Cost of revenue consists primarily of data center costs related to our co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs, as well as depreciation of our servers and networking equipment, and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams. Cost of revenue also includes other direct costs, amortization of acquired intangible assets, capitalized labor costs and allocated facilities. Many of the elements of our cost of revenue are relatively fixed, and cannot be reduced in the near term to offset any decline in our revenue.

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Cost of revenue	$143,475	$85,503	68%
Cost of revenue as a percentage of revenue	33%	34%

In the three months ended March 31, 2015, cost of revenue increased by $58.0 million compared to the three months ended March 31, 2014. The increase was primarily attributable to a $22.3 million increase in depreciation expense related to additional server and networking equipment and amortization of acquired intangible assets, a $17.5 million increase in networking, hosting and data center costs related to our co-located facilities, a $13.3 million increase in other direct costs, and a $4.9 million increase in personnel-related costs, mainly driven by an increase in average employee headcount.

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

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Research and development	$189,746	$149,391	27%
Research and development as a percentage of revenue	44%	60%

In the three months ended March 31, 2015, research and development expenses increased by $40.4 million compared to the three months ended March 31, 2014. The increase was primarily attributable to a $48.5 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, and a $6.9 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions. These increases were offset by a $15.0 million increase in capitalization of costs associated with developing software for internal use.

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

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Sales and marketing	$183,557	$106,235	73%
Sales and marketing as a percentage of revenue	42%	42%

In the three months ended March 31, 2015, sales and marketing expenses increased by $77.3 million compared to the three months ended March 31, 2014. The increase was primarily attributable to a $36.6 million increase in personnel-related costs, mainly driven by an increase in average employee headcount, a $29.1 million increase in marketing and sales-related expenses and a $11.6 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions.

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

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
General and administrative	$65,777	$38,734	70%
General and administrative as a percentage of revenue	15%	15%

In the three months ended March 31, 2015, general and administrative expense increased by $27.0 million compared to the three months ended March 31, 2014. The increase was primarily attributable to a $23.9 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, an increase of $3.7 million in fees and costs for professional services. These increases were offset by a $0.6 million decrease in unallocated facilities and other supporting costs.

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

Interest Expense

Interest expense consists primarily of interest expense incurred in connection with the Notes and interest expense related to capital leases.

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Interest expense	$24,319	$3,102	684%

In the three months ended March 31, 2015, interest expense increased by $21.2 million compared to the three months ended March 31, 2014. The increase was primarily attributable to the interest expense related to the amortization of the debt discount and accrued coupon interest expense of the Notes, which were issued in late 2014. Interest expense in the three months ended March 31 2015, comprised of $21.7 million of total interest expense related to the Notes as well as the credit facility and $2.6 million related to capital leases of equipment. We expect that interest expense will increase in absolute dollars until September 2015 because the Notes were issued in the third quarter of 2014 and therefore we only recorded additional interest expense from the Notes started in late 2014.  Historically, we incurred interest expense primarily from capital leases of equipment.

Other Income (Expense), Net

Other income (expense), net, consists primarily of unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies as well as realized foreign exchange gains and losses on foreign exchange transactions, and interest income resulting from our short term investments. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Other income (expense), net	$9,125	$1,333	585%

Other income, net, increased by $7.8 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was attributable to favorable foreign currency exchange impact from our foreign currency-denominated assets and liabilities. Other income, net in the three months ended March 31, 2015, was comprised of $8.2 million of foreign currency exchange gains and $0.9 million of interest and other income.

Provision (Benefit) for Income Taxes

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Provision for income taxes	$632	$1,222

Our provision for income taxes in the three months ended March 31, 2015 decreased by $0.6 million compared to the three months ended March 31, 2014. The decrease was primarily due to the deferred tax benefits arising from acquisitions, partially offset by the increase in foreign income tax expenses.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(162,442)	$(132,362)
Net cash provided by operating activities	92,181	42,683
Net cash provided by investing activities	59,219	112,963
Net cash used in financing activities	(35,971)	(36,473)

Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested in short-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. In 2014, we also received net proceeds of approximately $1.74 billion from the issuance of the Notes and warrants, after deducting the initial purchasers’ discount, debt issuance costs and convertible note hedge transactions. We expect that we will incur additional cash interest expense for the term of the Notes.

As of March 31, 2015, we had $3.56 billion of cash, cash equivalents and short-term investments in marketable securities, of which $230.2 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate certain of these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Credit Facility

In October 2013, we entered into a revolving credit agreement with certain lenders which provided for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. Loans under the credit facility bear interest, at our option, at (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.00% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 1.75%. This margin is determined based on our total leverage ratio for the preceding four fiscal quarter period. We are also obligated to pay other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Our obligations under the credit facility are guaranteed by one of our wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payment of dividends.

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that we may incur and increase the amount of restricted payments that we may make. This amendment to the revolving credit agreement also provides that if our total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of our and certain of our subsidiaries’ assets, subject to limited exceptions. As of March 31, 2015, no amounts had been drawn under the credit facility.

Operating Activities

Cash provided by operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, amortization of discount on our Notes, deferred income taxes, as well as the effect of changes in working capital and other activities. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenue, increases in operating expenses and costs related to acquisitions. For additional discussion, see “Part II—Other Information, Item 1A. Risk Factors.”

Cash provided by operating activities in the three months ended March 31, 2015 was $92.2 million, an increase in cash inflow of $49.5 million compared to the three months ended March 31, 2014. Cash provided by operating activities was driven by a net loss of $162.4 million, as adjusted for the exclusion of non-cash expenses totaling $261.7 million, of which $182.8 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $7.1 million.

Cash provided by operating activities in the three months ended March 31, 2014 was $42.7 million. Cash provided by operating activities was driven by a net loss of $132.4 million, as adjusted for the exclusion of non-cash expenses totaling $169.4 million, of which $126.4 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflow of $5.7 million.

Investing Activities

Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities and acquisitions of businesses and other activities.

Cash provided by investing activities in the three months ended March 31, 2015 was $59.2 million, a decrease in cash inflow of $53.7 million compared to the three months ended March 31, 2014. The decrease in cash inflow was due to an increase in the purchases of marketable securities of $259.0 million, an increase in cash used as acquisition consideration of $28.9 million and an $18.1 million increase in purchases of property and equipment. Such decreases in cash flow were partially offset by the increase of proceeds from sales and maturities of marketable securities of $245.6 million and a $6.7 million decrease in expenditures on other activities.

We anticipate making capital expenditures in 2015 of approximately $500 million to $650 million, a portion of which we will finance through capital leases, as we continue to expand our co-located data centers and our office facilities.

Financing Activities

Our primary financing activities consist of issuance of securities, capital lease financing and stock option exercises by employees and other service providers.

Cash used in financing activities in the three months ended March 31, 2015 was $36.0 million, a slight decrease in cash outflow of $0.5 million compared to the three months ended March 31, 2014. The decrease in cash outflow was due to a $12.5 million decrease in tax payments related to net share settlements of equity awards and other activities, offset by an increase in repayments of capital lease obligations of $12.0 million.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2015.

Contractual Obligations

There were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a more complete discussion of our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of March 31, 2015, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $7.3 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

In 2014, we issued Notes with aggregate principal amount of $1.89 billion. We carry the Notes at face value less amortized discount on the consolidated balance sheet. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency gains were $8.2 million for the three months ended March 31, 2015. Foreign currency gains and losses were not significant in the three months ended March 31, 2014. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future, enter into other derivative financial instruments, if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk.

Translation Exposure

We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translating adjustments resulting from the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive loss which is part of stockholders’ equity.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries arising in the ordinary course of business. These proceedings, in the form of both individual and class action litigation, have included, but are not limited to matters involving intellectual property, defamation, privacy, and contractual rights. Legal risk is enhanced in certain jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States.  Future litigation may be necessary, among other things, to defend ourselves, and our users, by determining the scope, enforceability, and validity of third-party rights or to establish our rights.

Although the results of the legal proceedings in which we are involved cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business, financial condition, operating results, or prospects.  However, the final results of any proceeding cannot be predicted with certainty, and until there is final resolution on any such matter that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

The size of our user base and our users’ level of engagement are critical to our success. We had 302 million average MAUs in the three months ended March 31, 2015, representing a 18% increase from 255 million average MAUs in the three months ended March 31, 2014. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Argentina, Brazil, France, Germany, India and Japan to continue to be higher than our user growth rate in the United States. To the extent our user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated 90% and 89% of our revenue from advertising in the fiscal year ended December 31, 2014 and the three months ended March 31, 2015, respectively. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Advertising agencies and potential new advertisers may view our Promoted Products as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile and traditional advertising platforms. Our advertising revenue could be adversely affected by a number of other factors, including:

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

•	decreases in the cost per ad engagement;
•	failure to effectively monetize our growing international user base, our logged-out audience or our syndicated audience;
•	loss of advertising market share to our competitors;
•	the degree to which users access Twitter content through applications that do not contain our ads;
•	any arrangements or other partnerships with third parties to share our revenue;
•	our new advertising strategies do not gain traction;
•	the impact of new technologies that could block or obscure the display of our ads;
•	adverse legal developments relating to advertising or measurement tools related to the effectiveness of advertising, including legislative and regulatory developments, and developments in litigation;
•	adverse media reports or other negative publicity involving us or other companies in our industry;
•	our inability to create new products and services that sustain or increase the value of our advertising services to both our advertisers and our users;
•	changes to our products or development of new products that decrease users’ ad engagements or limit the types of user interactions that we count as ad engagements;
•	the impact of fraudulent clicks or spam on our Promoted Products and our users;

•	changes in the way our advertising is priced; and
•	the impact of macroeconomic conditions and conditions in the advertising industry in general.

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

If we fail to expand effectively in international markets, including effectively monetizing our products and services, our revenue and our business will be harmed.

We may not be able to monetize our products and services internationally as effectively as in the United States as a result of competition, advertiser demand, differences in the digital advertising market and digital advertising conventions, as well as differences in the way that users in different countries access or utilize our products and services. For example, most users in emerging markets like India and Pakistan use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. Users who access Twitter through SMS messaging may monetize at lower rates than other users. Differences in the competitive landscape in international markets may impact our ability to monetize our products and services. For example, in South Korea we face intense competition from a messaging service offered by Kakao, which offers some of the same communication features as Twitter. The existence of a well-established competitor in an international market may adversely affect our ability to increase our user base, attract platform partners and advertisers and monetize our products in such market. We may also experience differences in advertiser demand in international markets. For example, during times of political upheaval, advertisers may choose not to advertise on Twitter. Certain international markets are also not as familiar with digital advertising in general, or in new forms of digital advertising such as our Promoted Products. Further, we face challenges in providing certain advertising products, features or analytics in certain international markets, such as the European Union, due to government regulation. Our products and services may also be used differently abroad than in the United States. In particular, in certain international markets where Internet access is not as rapid or reliable as in the United States, users tend not to take advantage of certain features of our products and services, such as rich media included in Tweets. The limitation of mobile devices of users in emerging and other markets limits our ability to deliver certain features to those users and may limit the ability of advertisers to deliver compelling advertisements to users in these markets which may result in reduced ad engagements which would adversely affect our business and operating results.

If our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 78% of our average MAUs in the three months ended March 31, 2015, but our international revenue, as determined based on the billing location of our advertisers, was only 34% of our consolidated revenue in the three months ended March 31, 2015. Our inability to successfully expand internationally could adversely affect our business, financial condition and operating results.

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

Since our inception, we have incurred significant operating losses, and, as of March 31, 2015, we had an accumulated deficit of $1.73 billion. Although our revenue has grown rapidly, increasing from $28.3 million in 2010 to $1.40 billion in 2014, we expect that our revenue growth rate will continue to slow in the future as a result of a variety of factors, including the gradual decline in the growth rate of our user base. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully develop new products and services and expand internationally. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

In 2014, we issued $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, in private placements to qualified institutional buyers. As of March 31, 2015, we had a total par value of $1.89 billion of outstanding Notes.

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

Our ability to increase the size and engagement of our user base, attract advertisers and platform partners and generate revenue will depend in part on our ability to improve existing products and services and create successful new products and services, both independently and in conjunction with third parties. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, in 2015, we introduced Periscope, a mobile application that lets users share and experience live video from their mobile phones and in 2013, we introduced Vine, a mobile application that enables users to create and distribute videos that are up to six seconds in length, and #Music, a mobile application that helped users discover new music and artists based on Twitter data profiles, which we disconnected in 2014. If new or enhanced products or services fail to engage users, platform partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives, such as the Nielsen Twitter TV Rating, that do not directly generate revenue but which we believe will enhance our attractiveness to users, platform partners and advertisers. In the future, we may invest in new products, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. As of March 31, 2015, we had approximately 3,900 employees, an increase of over 900 full-time employees since March 31, 2014. We intend to continue to make substantial investments to expand our operations, research and development, sales and marketing and general and administrative organizations, as well as our international operations. We face significant competition for employees, particularly engineers, designers and product managers, from other Internet and high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. In addition, as we have grown, we have significantly expanded our operating lease commitments. As we continue to grow, we are subject to the risks of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and to the challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. In addition, we may not be able to innovate or execute as quickly as a smaller, more efficient organization. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

We believe user engagement with our products and services depends in part on the availability of applications and content generated by platform partners. In 2012, we launched Twitter Cards, which allow platform partners to ensure that whenever they or any user tweets from their websites or applications, the Tweet will automatically include rich content like a photo, a video, a sound clip, an article summary or information about a product, and make it instantly accessible to any other user on Twitter. Twitter Cards allow platform partners to create lightweight interactive applications to promote their content or their products. The availability and development of these applications and content depends on platform partners’ perceptions and analysis of the relative benefits of developing applications and content for our products and services and we are taking tangible steps to support our developers’ efforts to build, grow, and monetize their applications. For instance, in October 2014, we launched Fabric, a mobile software development kit that helps developers build more stable applications, gives them the ability to generate revenue through Twitter’s mobile ad exchange, MoPub, and provides them with the ability to tap into Twitter’s sign-in systems for simpler identity verification. If platform partners focus their efforts on other platforms despite these and other efforts, the availability and quality of applications and content for our products and services may suffer. There is no assurance that platform partners will continue to develop and maintain applications and content for our products and services. If platform partners cease to develop and maintain applications and content for our products and services, user engagement may decline. In addition, we generate revenue from licensing our historical and real-time data to third parties. If any of these relationships are terminated or not renewed, or if we are unable to enter into similar relationships in the future, our operating results could be adversely affected.

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

We also seek to obtain patent protection for some of our technology and as of March 31, 2015, we had 970 issued U.S. patents. We may be unable to obtain patent or trademark protection for our technologies and brands, and our existing patents and trademarks, and any patents or trademarks that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents and trademarks may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

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

The numbers of our active users are calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that false or spam accounts represent less than 5% of our MAUs as of December 31, 2014. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

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

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, platform partners or investors do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. For example, we stopped disclosing timeline views as we no longer believed that metric was helpful in measuring engagement on our platform. If investors, analysts or customers do not believe our reported measures of user engagement are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be harmed.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 1, 2010 to March 31, 2015, we increased the size of our workforce by more than 3,700 full-time employees, and we expect to continue to hire aggressively as we expand. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as net books and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended March 31, 2015, 89% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, most users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. It is difficult to predict the problems we may encounter in adapting our products and services and developing competitive new products and services that are compatible with new devices or platforms. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

Future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our products and services, and grow our business in response to changing technologies, user and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Periscope, a live-streaming video mobile application, Vine, a mobile application that enables users to create and distribute videos that are up to six seconds in length, MoPub, a mobile-focused advertising exchange and Gnip, Inc., a company that provides social data analysis and was formerly a Twitter data partner. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could cause us to be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments. Any such failures could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

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

Under generally accepted accounting principles in the United States, or U.S. GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2015, we had recorded a total of $802.0 million of goodwill and intangible assets related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

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

The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $29.51, through March 31, 2015. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2015, we issued a total of 2,231,269 shares of our common stock in connection with the acquisition of two companies, all in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act.

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

TWITTER, INC.

Date: May 11, 2015	By:	/s/ Richard Costolo
Richard Costolo
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Anthony Noto
Anthony Noto
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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