Form 10-Q
period 2015-06-30
TWITTER, INC.
filed 2015-08-07
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of July 28, 2015 was 676,304,418.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement, including ad engagement, of our users;
•	our ability to develop or acquire new products and services, improve our existing products and services and increase the value of our products and services;
•	our business strategies, including our plans for growth;
•	our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth rate and the continued usage of our mobile applications;
•	our ability to increase our revenue and our revenue growth rate;
•	our ability to improve user monetization, including of our logged out and syndicated audiences;
•	our future financial performance, including trends in cost per ad engagement, revenue, cost of revenue, operating expenses and income taxes;
•	our expectations regarding outstanding litigation;
•	the effects of seasonal trends on our results of operations;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our ability to successfully enter new markets and manage our international expansion, including our ability to operate in those countries.

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

NOTE REGARDING KEY METRICS

We review a number of metrics, including monthly active users, or MAUs, changes in ad engagements and changes in cost per ad engagement, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for a discussion of how we calculate MAUs, changes in ad engagements and changes in cost per ad engagement.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$883,307	$1,510,724
Short-term investments	2,677,263	2,111,154
Accounts receivable, net of allowance for doubtful accounts of $8,229 and $5,507 as of June 30, 2015 and December 31, 2014, respectively	475,204	418,454
Prepaid expenses and other current assets	234,653	215,521
Total current assets	4,270,427	4,255,853
Property and equipment, net	651,017	557,019
Intangible assets	156,352	105,011
Goodwill	1,102,193	622,570
Other assets	50,345	42,629
Total assets	$6,230,334	$5,583,082
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$51,614	$53,241
Accrued and other current liabilities	274,621	228,233
Capital leases, short-term	98,606	112,320
Total current liabilities	424,841	393,794
Convertible notes	1,414,896	1,376,020
Capital leases, long-term	83,381	118,950
Deferred and other long-term tax liabilities, net	31,768	24,706
Other long-term liabilities	44,264	43,209
Total liabilities	1,999,150	1,956,679
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 674,379 and 642,385 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	6,135,566	5,208,870
Accumulated other comprehensive loss	(32,834)	(10,024)
Accumulated deficit	(1,871,551)	(1,572,446)
Total stockholders' equity	4,231,184	3,626,403
Total liabilities and stockholders' equity	$6,230,334	$5,583,082

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$502,383	$312,166	$938,322	$562,658
Costs and expenses
Cost of revenue	167,623	100,027	311,098	185,530
Research and development	198,907	177,095	388,653	326,486
Sales and marketing	201,948	140,261	385,505	246,496
General and administrative	64,909	44,694	130,686	83,428
Total costs and expenses	633,387	462,077	1,215,942	841,940
Loss from operations	(131,004)	(149,911)	(277,620)	(279,282)
Interest expense	(24,437)	(2,654)	(48,756)	(5,756)
Other income (expense), net	(695)	2,324	8,430	3,657
Loss before income taxes	(156,136)	(150,241)	(317,946)	(281,381)
Benefit from income taxes	(19,473)	(5,599)	(18,841)	(4,377)
Net loss	$(136,663)	$(144,642)	$(299,105)	$(277,004)
Net loss per share attributable to common stockholders:
Basic	$(0.21)	$(0.24)	$(0.46)	$(0.47)
Diluted	$(0.21)	$(0.24)	$(0.46)	$(0.47)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	655,721	595,607	648,143	587,760
Diluted	655,721	595,607	648,143	587,760

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(136,663)	$(144,642)	$(299,105)	$(277,004)
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	(515)	(47)	55	(78)
Foreign currency translation adjustment	10,637	542	(22,865)	600
Net change in accumulated other comprehensive loss	10,122	495	(22,810)	522
Comprehensive loss	$(126,541)	$(144,147)	$(321,915)	$(276,482)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(299,105)	$(277,004)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	143,913	85,582
Stock-based compensation expense	357,948	284,780
Amortization of discount on convertible notes	33,644	—
Provision for bad debt	3,345	1,436
Deferred income tax benefit	(24,306)	(7,737)
Other non-cash adjustments	(5,197)	666
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	(43,944)	(37,213)
Prepaid expenses and other assets	(7,861)	(17,229)
Accounts payable	(11,437)	1,407
Accrued and other liabilities	35,160	89,692
Net cash provided by operating activities	182,160	124,380
Cash flows from investing activities
Purchases of property and equipment	(160,340)	(94,077)
Purchases of marketable securities	(2,235,497)	(1,039,014)
Proceeds from maturities of marketable securities	1,342,137	1,009,926
Proceeds from sales of marketable securities	335,261	168,138
Changes in restricted cash	(3,797)	(11,716)
Business combinations, net of cash acquired	(26,300)	(132,496)
Purchases of cost method investments and other	(7,000)	(400)
Net cash used in investing activities	(755,536)	(99,639)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(6,480)	(16,168)
Repayments of capital lease obligations	(62,934)	(42,886)
Proceeds from exercise of stock options	6,962	15,907
Proceeds from issuances of common stock under employee stock purchase plan	21,600	21,224
Other financing activities	—	(1,162)
Net cash used in financing activities	(40,852)	(23,085)
Net increase (decrease) in cash and cash equivalents	(614,228)	1,656
Foreign exchange effect on cash and cash equivalents	(13,189)	2,310
Cash and cash equivalents at beginning of period	1,510,724	841,010
Cash and cash equivalents at end of period	$883,307	$844,976
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$516,538	$51,846
Equipment purchases under capital leases	$10,544	$47,739
Changes in accrued equipment purchases	$9,087	$43,597

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the guidance by one year and permit early adoption for annual and interim periods beginning after December 15, 2016.  As a result of the revision, the guidance will be effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

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

In February 2015, the FASB issued a new accounting standard update on consolidation analysis. The new guidance amends the current consolidation guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, but the guidance must be applied as of the beginning of the fiscal year containing the adoption date. Adoption of this new accounting standard update is not expected to have a material impact on the Company’s financial statements.

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

Note 2. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$205,861	$147,848
Money market funds	284,532	882,443
U.S. government and agency securities including treasury bills	—	271,418
Corporate notes, certificates of deposit and commercial paper	392,914	209,015
Total cash and cash equivalents	$883,307	$1,510,724
Short-term investments:
U.S. government and agency securities including treasury bills	$1,264,741	$1,009,541
Corporate notes, certificates of deposit and commercial paper	1,412,522	1,101,613
Total short-term investments	$2,677,263	$2,111,154

Marketable securities are classified as available-for-sale for use in current operations and are presented as short-term investments in the consolidated balance sheets. The contractual maturities of securities classified as available-for-sale as of June 30, 2015 were as follows (in thousands):

June 30, 2015
Due within one year	$1,951,083
Due after one year through two years	726,180
Total	$2,677,263

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	June 30, 2015
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. Government and agency securities including treasury bills	$1,264,808	$166	$(233)	$1,264,741
Corporate notes, certificates of deposit and commercial paper	1,413,358	43	(879)	1,412,522
Total available-for-sale securities classified as short-term investments	$2,678,166	$209	$(1,112)	$2,677,263

	December 31, 2014
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. Government and agency securities including treasury bills	$1,009,827	$8	$(294)	$1,009,541
Corporate notes, certificates of deposit and commercial paper	1,102,275	4	(666)	1,101,613
Total available-for-sale securities classified as short-term investments	$2,112,102	$12	$(960)	$2,111,154

There were no securities in a continuous loss position for 12 months or longer as of June 30, 2015 and December 31, 2014.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 based on the three-tier fair value hierarchy (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$284,532	$—	$—	$284,532
Commercial paper	—	376,653	—	376,653
Certificates of deposit	—	16,261	—	16,261
Short-term investments:
Treasury bills	29,365	—	—	29,365
U.S. government securities	—	553,237	—	553,237
Agency securities	—	682,139	—	682,139
Corporate notes	—	741,097	—	741,097
Commercial paper	—	301,910	—	301,910
Certificates of deposit	—	369,515	—	369,515
Other current assets:
Foreign currency forward contracts	—	975	—	975
Liabilities
Other current liabilities:
Foreign currency forward contracts	—	(979)	—	(979)
Total	$313,897	$3,040,808	$—	$3,354,705

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$882,443	$—	$—	$882,443
Treasury bills	73,525	—	—	73,525
U.S. government securities	—	157,895	—	157,895
Agency securities	—	39,998	—	39,998
Corporate notes	—	13,684	—	13,684
Commercial paper	—	185,321	—	185,321
Certificates of deposit	—	10,010	—	10,010
Short-term investments:
Treasury bills	167,575	—	—	167,575
U.S. government securities	—	746,128	—	746,128
Agency securities	—	95,838	—	95,838
Corporate notes	—	551,604	—	551,604
Commercial paper	—	300,589	—	300,589
Certificates of deposit	—	249,420	—	249,420
Total	$1,123,543	$2,350,487	$—	$3,474,030

In 2014, the Company issued $935.0 million principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Refer to Note 8 – Convertible Senior Notes for further details on the Notes. The estimated fair value of the 2019 Notes and 2021 Notes based on a market approach as of June 30, 2015 was approximately $836.9 million and $848.9 million respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on June 30, 2015.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency forward contracts outstanding was equivalent to $265.6 million at June 30, 2015. There were no outstanding foreign currency forward contracts as of December 31, 2014.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		June 30,	December 31,
	Balance Sheet Location	2015	2014
Assets
Foreign currency forward contracts not designated as hedging instruments	Other current assets	$975	—
Liabilities
Foreign currency forward contracts not designated as hedging instruments	Other current liabilities	979	—
Total		$(4)	$—

The realized gains and losses on the foreign currency forward contracts were not significant in the three and six months ended June 30, 2015. The Company did not have any derivative financial instruments in the three and six months ended June 30, 2014.

Note 4. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	June 30,	December 31,
	2015	2014
Property and equipment, net
Equipment	$647,550	$584,561
Furniture and leasehold improvements	212,633	131,851
Capitalized software	140,574	82,052
Construction in progress	95,773	89,806
Total	1,096,530	888,270
Less: Accumulated depreciation and amortization	(445,513)	(331,251)
Property and equipment, net	$651,017	$557,019

Note 5. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2014	$622,570
TellApart acquisition	394,989
Other acquisitions	84,567
Foreign currency translation adjustment	67
Balance as of June 30, 2015	$1,102,193

For the periods presented, the gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
June 30, 2015:
Patents and developed technologies	$135,752	$(41,710)	$94,042
Publisher and advertiser relationships	75,300	(15,410)	59,890
Assembled workforce	1,960	(1,586)	374
Other intangible assets	3,200	(1,154)	2,046
Total	$216,212	$(59,860)	$156,352
December 31, 2014:
Patents and developed technologies	$105,052	$(23,165)	$81,887
Publisher and advertiser relationships	32,000	(9,831)	22,169
Assembled workforce	1,960	(1,457)	503
Other intangible assets	1,100	(648)	452
Total	$140,112	$(35,101)	$105,011

Amortization expense associated with intangible assets for the three months ended June 30, 2015 and 2014 was $14.0 million and $8.1 million, respectively, and for the six months ended June 30, 2015 and 2014 was $24.8 million and $14.3 million, respectively.

Estimated future amortization expense as of June 30, 2015 is as follows (in thousands):

Remainder of 2015	$27,261
2016	42,880
2017	26,874
2018	20,241
2019	12,647
Thereafter	26,449
Total	$156,352

Note 6. Accrued and Other Current Liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	June 30,	December 31,
	2015	2014
Accrued compensation	$71,796	$68,000
Accrued publisher payments	48,257	27,996
Deferred revenue	22,274	18,679
Accrued sales and marketing expenses	13,573	25,264
Accrued other	118,721	88,294
Total	$274,621	$228,233

Note 7. Acquisitions

In May 2015, the Company completed its acquisition of TellApart, Inc. (“TellApart”), a privately held marketing technology company with unique retargeting capabilities headquartered in Burlingame, California. The acquisition is expected to bring the power of retargeting to the Company to help advertisers reach their users. Under the terms of the acquisition, the Company agreed to pay $22.6 million in cash and issue approximately 12.2 million shares of its common stock in consideration for all of the issued and outstanding shares of capital stock of TellApart. In addition, the Company agreed to issue an aggregate of 1.2 million shares of the Company’s common stock and 1.3 million stock options as a result of assumed TellApart equity awards held by individuals, who will continue to provide services to the Company.

The acquisition of TellApart has been accounted for as a business combination. The fair value of assets acquired and liabilities assumed at the acquisition date was based on a preliminary valuation and estimates and assumptions that are subject to change within the measurement period.

The fair value of the total consideration of $479.1 million (paid in shares of the Company’s common stock having a total fair value of $456.5 million and cash of $22.6 million) for the acquisition of TellApart was allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values at closing as follows: $21.4 million to developed technology, $43.3 million to advertiser relationships, $2.1 million to trade name, $29.6 million to cash acquired, $19.7 million to account receivables acquired, which are expected to be substantially collected, $2.2 million to other tangible assets acquired, $11.8 million to liabilities assumed, $22.4 million to deferred tax liability recorded, and the excess $395.0 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the expected synergies from potential monetization opportunities and from integrating the retargeting technologies into the Company’s mobile platforms, and the value of acquired talent. Goodwill is not deductible for U.S. income tax purposes. Developed technology, advertiser relationships and trade names will be amortized on a straight-line basis over their estimated useful life of 12 to 72 months. The discounted cash flow method, which calculates the fair value of an asset based on the value of cash flows that the asset is expected to generate in the future, was used to estimate the fair value of the amortizable intangible assets acquired.

During the six months ended June 30, 2015, the Company acquired three other companies, which were accounted for as business combinations. The total purchase price of $93.4 million (paid in shares of the Company’s common stock having a total fair value of $60.1 million and cash of $33.3 million) for these acquisitions was allocated as follows: $7.8 million to developed technologies, $2.8 million to net tangible assets acquired based on their estimated fair value on the acquisition date, $1.8 million to deferred tax liability, and the excess $84.6 million of the purchase price over the fair value of net assets acquired to goodwill. Tax deductible goodwill resulting from certain of these acquisitions was $4.1 million. The remaining goodwill is not tax deductible for U.S. income tax purposes. Developed technologies will be amortized on a straight-line basis over their estimated useful lives of 12 to 36 months.

In connection with all of the acquisitions completed during the six months ended June 30, 2015, the Company also agreed to pay cash and issue shares its common stock with a total fair value up to $102.9 million, which is to be paid to certain employees of the acquired entities contingent upon their continued employment with the Company. The Company will recognize compensation expense related to the equity consideration over the requisite service periods of up to 48 months from the respective acquisition dates on a straight-line basis. In addition, the Company will recognize approximately $36.8 million of stock-based compensation expense in relation to assumed stock options over the remaining requisite service periods of up to 45 months from the respective acquisition dates on a straight-line basis, excluding the fair value of the assumed stock options that was allocated and recorded as part of the purchase price for the portion of the service period completed prior to the closing of the applicable acquisition.

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

The interest rates are fixed at 0.25% and 1.00% per annum, respectively, and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015. For the three and six months ended June 30, 2015, the Company recognized $1.3 million and $2.6 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt issuance costs, and $3.0 million and $6.0 million, respectively, of accrued coupon interest expense.

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

For the three and six months ended June 30, 2015, the Company recognized $18.6 million and $36.5 million, respectively, of interest expense related to the amortization of the debt discount. As of June 30, 2015, the net carrying value, net of the initial purchasers’ discount and debt discount, of 2019 Notes and 2021 Notes was $731.1 million and $683.8 million, respectively.

The Notes consisted of the following (in thousands):

	June 30, 2015		December 31, 2014
	2019 Notes	2021 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$935,000	$954,000
Unamortized initial purchasers' discount and debt discount (1)	(203,897)	(270,207)	(225,104)	(287,876)
Net carrying amount	$731,103	$683,793	$709,896	$666,124
Carrying amount of the equity component (2)	$222,826	$283,283	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of June 30, 2015, the remaining life of the 2019 Notes and 2021 Notes is approximately 50 months and 74 months, respectively.

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

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the three and six months ended June 30, 2015 and 2014, the Company’s potential common stock instruments such as stock options, Restricted Stock Units (“RSUs”), shares to be purchased under the 2013 Employee Stock Purchase Plan (“ESPP”), shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(136,663)	$(144,642)	$(299,105)	$(277,004)
Basic shares:
Weighted-average common shares outstanding	663,555	604,054	656,291	596,399
Weighted-average restricted stock subject to repurchase	(7,834)	(8,447)	(8,148)	(8,639)
Weighted-average shares used to compute basic net loss per share	655,721	595,607	648,143	587,760
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	655,721	595,607	648,143	587,760
Net loss per share attributable to common stockholders:
Basic	$(0.21)	$(0.24)	$(0.46)	$(0.47)
Diluted	$(0.21)	$(0.24)	$(0.46)	$(0.47)

The following number of potential shares of the Company’s common stock at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Six Months Ended June 30,
	2015	2014
RSUs	55,419	81,421
Warrants	24,329	—
Stock options	18,315	27,470
Shares subject to repurchase	8,950	8,877
Employee stock purchase plan	1,437	1,147

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

The activities for the restricted common stock issued to employees for the six months ended June 30, 2015 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2014	4,955	$25.62
Granted	2,466	$40.00
Vested	(1,120)	$23.49
Canceled	(9)	$13.06
Unvested restricted common stock at June 30, 2015	6,292	$31.65

As of June 30, 2015, the total compensation cost related to unvested restricted common stock not yet recognized was $147.7 million. This amount is expected to be recognized over a weighted-average period of 2.6 years.

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

Options granted under the Company’s equity incentive plans generally expire 10 years after the grant date. The Company issues new shares to satisfy stock option exercises. RSUs are agreements to issue shares of the Company’s common stock at the time the award vests. Options and RSUs issued to participants under the equity incentive plans vest ratably over four years or subject to tailored vesting schedules including vesting that starts several quarters after the grant date and contingent upon employment or services on the vesting date. In addition, employees generally sell a portion of the shares that they receive upon vesting of RSUs in order to satisfy any tax withholding requirements.

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

During the six months ended June 30, 2015, employees purchased an aggregate of 0.7 million shares under the ESPP at a price of $31.07 per share. During the three months ended June 30, 2015 and 2014, the Company recorded $4.2 million and $10.5 million, respectively, and recorded $8.1 million and $16.7 million during the six months ended June 30, 2015 and 2014, respectively, of stock-based compensation expense related to the ESPP. As of June 30, 2015, the total compensation costs related to the current ESPP plans not yet recognized were $16.4 million. This amount is expected to be recognized over a weighted-average period of 0.6 years.

Stock Option Activity

The number of stock options outstanding was 18.3 million and 20.4 million as of June 30, 2015 and December 31, 2014, respectively. The reduction in outstanding options during the six months ended June 30, 2015 was mainly due to exercises of stock options offset by the issuance of 1.4 million stock options as part of acquisitions with a weighted-average exercise price of $2.89. The total intrinsic values of stock options exercised during the three months ended June 30, 2015 and 2014 were $39.4 million and $403.2 million, respectively and $140.6 million and $537.1 million in the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the total compensation costs related to stock options not yet recognized was $49.9 million. This amount is expected to be recognized over a weighted-average period of 2.5 years.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs for the six months ended June 30, 2015. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2014	64,135	$29.08
Granted	9,573	$43.88
Vested	(12,285)	$26.84
Canceled	(6,004)	$28.49
Unvested and outstanding at June 30, 2015	55,419	$32.20

The fair value as of the respective vesting dates of RSUs that vested during the three months ended June 30, 2015 and 2014 was $248.1 million and $260.9 million, respectively and $504.4 million and $1.22 billion during the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the total compensation cost related to unvested RSUs not yet recognized was $1.29 billion. This amount is expected to be recognized over a weighted-average period of 2.8 years.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$10,486	$13,869	$23,372	$23,700
Research and development	103,121	92,493	206,157	170,811
Sales and marketing	39,607	37,547	82,265	65,348
General and administrative	21,929	14,502	46,154	24,921
Total	$175,143	$158,411	$357,948	$284,780

The Company capitalized $13.3 million and $8.8 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended June 30, 2015 and 2014, respectively, and $29.8 million and $15.5 million in the six months ended June 30, 2015 and 2014, respectively.

Note 11. Income Taxes

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-US activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under a Federal income tax examination by the Internal Revenue Service (IRS) for tax years 2011, 2012 and 2013 and under examination in California for tax years 2010 and 2011. The Company believes that adequate amounts have been reserved in these jurisdictions. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company recorded an income tax benefit of $19.5 million and $5.6 million for the three months ended June 30, 2015 and 2014, respectively, and an income tax benefit of $18.8 million and $4.4 million for the six months ended June 30, 2015 and 2014, respectively. The income tax benefit is higher in the three and six months ended June 30, 2015 compared to the same periods last year, primarily due to the increased deferred income tax benefits arising from acquisitions, partially offset by increased foreign income tax expenses. As of June 30, 2015, based on the available objective evidence, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the six months ended June 30, 2015 will not be realized by the end of the 2015 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the six months ended June 30, 2015. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences.

During the three and six months ended June 30, 2015, the amount of gross unrecognized tax benefits increased by $14.2 million and $37.9 million, respectively. As of June 30, 2015, the Company has $220.3 million of unrecognized tax benefits which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance.

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

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that the Company may incur and increase the amount of restricted payments that the Company may make. This amendment to the revolving credit agreement also provides that if the Company’s total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of the Company’s and certain of its subsidiaries’ assets, subject to limited exceptions. As of June 30, 2015, no amounts had been drawn under the credit facility.

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

Legal Proceedings

The Company is currently involved in, and will likely in the future be involved in, legal proceedings, claims and investigations in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of June 30, 2015 and December 31, 2014, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three and six months ended June 30, 2015 and 2014 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of June 30, 2015 and December 31, 2014.

Note 13. Operations by Geographic Area

Revenue

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue by services:
Advertising services	$452,278	$277,440	$840,489	$503,491
Data licensing and other	50,105	34,726	97,833	59,167
Total revenue	$502,383	$312,166	$938,322	$562,658

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue by geographic area:
United States	$321,191	$210,465	$610,119	$390,504
International	181,192	101,701	328,203	172,154
Total revenue	$502,383	$312,166	$938,322	$562,658

No individual country from the international markets contributed in excess of 10% of the total revenue for the three and six months ended June 30, 2015. The United Kingdom accounted for $33.4 million, or 11%, and $57.3 million, or 10%, of the total revenue for the three and six months ended June 30, 2014, respectively.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2015	2014
Property and equipment, net:
United States	$607,417	$523,810
International	43,600	33,209
Total property and equipment, net	$651,017	$557,019

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

Overview

The mission we serve as Twitter, Inc. is to give everyone the power to create and share ideas and information instantly without barriers. We offer products and services for users, advertisers, developers, and platform and data partners. Our goal is to reach the largest daily audience in the world through our information sharing and distribution platform products. We believe that our audience is not limited to our users on the Twitter platform, but rather extends to a larger global audience, including users who are not logged in to Twitter and our syndication and SDK audiences.

We have already achieved significant global scale, and we continue to grow. In the three months ended June 30, 2015, we had approximately 316 million MAUs spanning nearly every country. We believe the current total audience that views content on our platform, including logged in and logged out users but not including syndicated content, is two to three times the number of our MAUs. Our users include millions of people from around the world, as well as influential individuals and organizations.

Our revenue for the three months ended June 30, 2015 was $502.4 million, which represents a 61% increase compared to the same period last year. We generate the substantial majority of our revenue from the sale of advertising services, with the balance coming from data licensing arrangements and our mobile advertising exchange services. Mobile is the primary driver of our business and we have been able to generate significant revenue through our mobile applications. In the three months ended June 30, 2015, 88% of our advertising revenue was generated from mobile devices.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended June 30, 2015, we had 316 million average MAUs, which represent an increase of 15% from the three months ended June 30, 2014. The growth in average MAUs was driven primarily by growth initiatives, and also organic growth and SMS Fast Followers. In the three months ended June 30, 2015, we had 66 million average MAUs in the United States and 250 million average MAUs in the rest of the world, which represent increases of 9% and 17%, respectively, from the three months ended June 30, 2014. For additional information on how we calculate the number of MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Changes in Ad Engagements and Cost Per Ad Engagement. We define an ad engagement as a user interaction with one of our pay-for-performance advertising products. Ad engagements with our advertising products are based on a user completing an objective set out by an advertiser such as expanding, retweeting, favoriting or replying to a Promoted Tweet, playing an embedded video, downloading or engaging a promoted mobile application, clicking on a website link, signing up for marketing emails from advertisers, following the account that tweets a Promoted Tweet, or completing a transaction on an external website. We believe changes in ad engagements are one way to measure user engagement with our advertising products. We believe changes in cost per ad engagement are one way to measure demand.

In the three months ended June 30, 2015, ad engagements increased 53% from the three months ended June 30, 2014. The increase was driven by growth in video ad engagements and stronger advertiser demand for our advertising products in the second quarter of 2015 compared to the second quarter of 2014. In the three months ended June 30, 2015, average cost per ad engagement increased 6% from the three months ended June 30, 2014. The change in cost per ad engagement was primarily driven by a mix shift to ad formats such as objective-based advertisements and an increase in same-format prices.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA, non-GAAP net income (loss), revenue excluding foreign exchange effect and advertising revenue excluding foreign exchange effect. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses and provision (benefit) for income taxes.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(136,663)	$(144,642)	$(299,105)	$(277,004)
Stock-based compensation expense	175,143	158,411	357,948	284,780
Depreciation and amortization expense	76,049	45,631	143,913	85,582
Interest and other expense, net	25,132	330	40,326	2,099
Benefit from income taxes	(19,473)	(5,599)	(18,841)	(4,377)
Adjusted EBITDA	$120,188	$54,131	$224,241	$91,080

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to our convertible notes, non-cash expense related to acquisitions and income tax effects related to acquisitions.

The following table presents a reconciliation of net loss to non-GAAP net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Reconciliation of Net Loss to Non- GAAP Net Income
Net loss	$(136,663)	$(144,642)	$(299,105)	$(277,004)
Stock-based compensation expense	175,143	158,411	357,948	284,780
Amortization of acquired intangible assets	13,965	8,099	24,760	14,275
Non-cash interest expense related to convertible notes	17,006	—	33,644	—
Non-cash expense related to acquisitions	926	—	926	—
Income tax effects related to acquisitions	(21,859)	(7,272)	(23,147)	(7,272)
Non-GAAP net income	$48,518	$14,596	$95,026	$14,779

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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenue
Advertising services	$452,278	$277,440	$840,489	$503,491
Data licensing and other	50,105	34,726	97,833	59,167
Total Revenue	502,383	312,166	938,322	562,658
Costs and expenses (1)
Cost of revenue	167,623	100,027	311,098	185,530
Research and development	198,907	177,095	388,653	326,486
Sales and marketing	201,948	140,261	385,505	246,496
General and administrative	64,909	44,694	130,686	83,428
Total costs and expenses	633,387	462,077	1,215,942	841,940
Loss from operations	(131,004)	(149,911)	(277,620)	(279,282)
Interest expense	(24,437)	(2,654)	(48,756)	(5,756)
Other income (expense), net	(695)	2,324	8,430	3,657
Loss before income taxes	(156,136)	(150,241)	(317,946)	(281,381)
Benefit from income taxes	(19,473)	(5,599)	(18,841)	(4,377)
Net loss	$(136,663)	$(144,642)	$(299,105)	$(277,004)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$10,486	$13,869	$23,372	$23,700
Research and development	103,121	92,493	206,157	170,811
Sales and marketing	39,607	37,547	82,265	65,348
General and administrative	21,929	14,502	46,154	24,921
Total	$175,143	$158,411	$357,948	$284,780

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Advertising services	90%	89%	90%	89%
Data licensing and other	10	11	10	11
Total Revenue	100	100	100	100
Costs and expenses
Cost of revenue	33	32	33	33
Research and development	40	57	41	58
Sales and marketing	40	45	41	44
General and administrative	13	14	14	15
Total costs and expenses	126	148	130	150
Loss from operations	(26)	(48)	(30)	(50)
Interest expense	(5)	(1)	(5)	(1)
Other income (expense), net	(0)	1	1	1
Loss before income taxes	(31)	(48)	(34)	(50)
Benefit from income taxes	(4)	(2)	(2)	(1)
Net loss	(27)%	(46)%	(32)%	(49)%

Revenue

We generate the substantial majority of our revenue from the sale of advertising services. We also generate revenue by licensing our data to third parties and providing mobile advertising exchange services.

Advertising Services

We generate substantially all of our advertising revenue by selling our Promoted Products. Currently, our Promoted Products consist of the following:

•

Promoted Tweets. Promoted Tweets, which are labeled as “promoted,” appear within a user’s timeline, search results or profile pages just like an ordinary Tweet regardless of device, whether it be desktop or mobile. Using our proprietary algorithms and understanding of the interests of each user, we can deliver Promoted Tweets that are intended to be relevant to a particular user. We enable our advertisers to target an audience based on our users’ Interest Graphs. Our Promoted Tweets are pay-for-performance advertising that is priced through an auction. Our Promoted Tweets include objective-based features that allow advertisers to pay only for a certain type of engagement, such as website clicks or conversions, mobile application installs or engagements or obtaining new followers. We recognize advertising revenue when a user engages with a Promoted Tweet.

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

We also generate advertising revenue by selling advertising products on third-party publishers’ websites, applications or other offerings.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Advertising services	$452,278	$277,440	63%	$840,489	$503,491	67%
Data licensing and other	50,105	34,726	44%	97,833	59,167	65%
Total revenue	$502,383	$312,166	61%	$938,322	$562,658	67%

Revenue in the three and six months ended June 30, 2015 increased by $190.2 million and $375.7 million, respectively, compared to the three and six months ended June 30, 2014. On a constant currency basis, revenue in the three and six months ended June 30, 2015, using the prior year’s monthly exchange rates for our settlement currencies other than the U.S. dollar, would have increased by $213.7 million or 68% and $414.1 million or 74%, respectively, compared to the three and six months ended June 30, 2014.

In the three and six months ended June 30, 2015, advertising revenue increased by 63% and 67%, respectively, compared to the three and six months ended June 30, 2014. On a constant currency basis, advertising revenue in the three and six months ended June 30, 2015, using the prior year’s monthly exchange rates for our settlement currencies other than the U.S. dollar, would have increased 71% and 75%, respectively, compared to the three and six months ended June 30, 2014. The increases were primarily attributable to 53% and 43% increases in the number of ad engagements combined with 6% and 17% increases in average cost per ad engagement in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Advertising revenue was also driven by growth in our advertising base and benefited from sales of our Promoted Products on our mobile applications as well as from increases in international revenue in both the three and six months ended June 30, 2015 as compared to the same periods in 2014.

In the three and six months ended June 30, 2015, data licensing and other revenue increased by 44% and 65%, respectively, compared to the three and six months ended June 30, 2014. A majority of the increase was attributable to the increase of data licensing fees which included additional offering of “Gnip”-branded products that we started offering during the second quarter of 2014.

Cost of Revenue

Cost of revenue consists primarily of data center costs related to our co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs, as well as depreciation of our servers and networking equipment, and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams. Cost of revenue also includes traffic acquisition costs, which are costs we incur with third parties in connection with the sale of our advertising products on third-party publishers’ websites, applications or other offerings, other direct costs, amortization of acquired intangible assets and capitalized labor costs, as well as allocated facilities costs. Many of the elements of our cost of revenue are relatively fixed, and cannot be reduced in the near term to offset any decline in our revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Cost of revenue	$167,623	$100,027	68%	$311,098	$185,530	68%
Cost of revenue as a percentage of revenue	33%	32%		33%	33%

In the three months ended June 30, 2015, cost of revenue which included traffic acquisition costs of $22.5 million, increased by $67.6 million compared to the three months ended June 30, 2014. The increase was primarily attributable to a $23.6 million increase in depreciation expense related to additional server and networking equipment and amortization of acquired intangible assets, a $22.5 million increase in traffic acquisition costs, the majority of which were from our organically built advertising networks and also to a lesser extent from recent acquisitions, a $19.4 million increase in networking, hosting and data center costs related to our co-located facilities, and a $5.9 million increase in other direct costs, offset by a $3.8 million decrease in personnel-related costs, mainly driven by a decrease in average employee headcount.

In the six months ended June 30, 2015, cost of revenue, which included traffic acquisition costs of $28.4 million, increased by $125.6 million compared to the six months ended June 30, 2014. The increase was primarily attributable to a $45.9 million increase in depreciation expense related to additional server and networking equipment and amortization of acquired intangible assets, a $36.9 million increase in networking, hosting and data center costs related to our co-located facilities, a $28.4 million increase in traffic acquisition costs, the majority of which were from our organically built advertising networks and also to a lesser extent from recent acquisitions, a $13.3 million increase in other direct costs, and a $1.1 million increase in personnel-related costs.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Research and development	$198,907	$177,095	12%	$388,653	$326,486	19%
Research and development as a percentage of revenue	40%	57%		41%	58%

In the three months ended June 30, 2015, research and development expenses increased by $21.8 million compared to the three months ended June 30, 2014. The increase was primarily attributable to an $18.2 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, and a $12.4 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions. These increases were offset by an $8.8 million increase in capitalization of costs associated with developing software for internal use.

In the six months ended June 30, 2015, research and development expenses increased by $62.2 million compared to the six months ended June 30, 2014. The increase was primarily attributable to a $66.6 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, and a $19.3 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions. These increases were offset by a $23.7 million increase in capitalization of costs associated with developing software for internal use.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Sales and marketing	$201,948	$140,261	44%	$385,505	$246,496	56%
Sales and marketing as a percentage of revenue	40%	45%		41%	44%

In the three months ended June 30, 2015, sales and marketing expenses increased by $61.7 million compared to the three months ended June 30, 2014. The increase was primarily attributable to a $23.8 million increase in personnel-related costs, mainly driven by an increase in average employee headcount, a $21.4 million increase in marketing and sales-related expenses and a $16.5 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions.

In the six months ended June 30, 2015, sales and marketing expenses increased by $139.0 million compared to the six months ended June 30, 2014. The increase was primarily attributable to a $60.4 million increase in personnel-related costs, mainly driven by an increase in average employee headcount, a $50.4 million increase in marketing and sales-related expenses and a $28.2 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
General and administrative	$64,909	$44,694	45%	$130,686	$83,428	57%
General and administrative as a percentage of revenue	13%	14%		14%	15%

In the three months ended June 30, 2015, general and administrative expense increased by $20.2 million compared to the three months ended June 30, 2014. The increase was primarily attributable to a $15.0 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, an increase of $4.2 million in fees and costs for professional services, and a $1.0 million increase in unallocated facilities and other supporting costs.

In the six months ended June 30, 2015, general and administrative expense increased by $47.3 million compared to the six months ended June 30, 2014. The increase was primarily attributable to a $39.1 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, an increase of $7.8 million in fees and costs for professional services, and a $0.4 million increase in unallocated facilities and other supporting costs.

We plan to continue to expand our business both domestically and internationally, and expect to increase the size of our general and administrative function to help grow our business. We expect that general and administrative expenses will increase in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

Interest Expense

Interest expense consists primarily of interest expense incurred in connection with the $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, and interest expense related to capital leases.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Interest expense	$24,437	$2,654	821%	$48,756	$5,756	747%

In the three and six months ended June 30, 2015, interest expense increased by $21.8 million and $43.0 million, respectively, compared to the three and six months ended June 30, 2014. The increases were primarily attributable to the interest expense related to the amortization of the debt discount and accrued coupon interest expense of the Notes, which were issued in late 2014. Interest expense in the three and six months ended June 30, 2015, was comprised of $22.1 million and $43.8 million, respectively, of total interest expense related to the Notes as well as the credit facility and $2.4 million and $5.0 million, respectively, related to capital leases of equipment. We expect that interest expense will increase in absolute dollars until September 2015 because the Notes were issued in the third quarter of 2014 and therefore we only recorded additional interest expense from the Notes starting in late 2014. Historically, we incurred interest expense primarily from capital leases of equipment.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(695)	$2,324	(130)%	$8,430	$3,657	131%

Other income (expense), net, decreased by $3.0 million and increased by $4.8 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. The decrease and increase were attributable to unfavorable and favorable foreign currency exchange impacts, respectively, from our foreign currency-denominated assets and liabilities. Other expense, net in the three months ended June 30, 2015 was comprised of $3.0 million of foreign currency exchange losses offset by $2.3 million of interest and other income.  Other income, net in the six months ended June 30, 2015, was comprised of $5.2 million of foreign currency exchange gains and $3.2 million of interest and other income.

Benefit from Income Taxes

Benefit from income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions which are expected to fluctuate based on the pre-tax results within and outside of the United States and will also be impacted by our allocation of centrally incurred costs to foreign jurisdictions.  Our future effective tax rate will also be affected by the changes in tax rates and tax regulations, the impact of tax examinations, the impact of business combinations, and changes in valuation allowance. In addition, the provision is impacted by deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Benefit from income taxes	$(19,473)	$(5,599)	$(18,841)	$(4,377)

Our benefit from income taxes in the three and six months ended June 30, 2015 increased by $13.9 million and $14.4 million, respectively, compared to the three and six months ended June 30, 2014. The increases were primarily due to the increased deferred tax benefits arising from acquisitions, partially offset by the increase in foreign income tax expenses.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(299,105)	$(277,004)
Net cash provided by operating activities	182,160	124,380
Net cash used in investing activities	(755,536)	(99,639)
Net cash used in financing activities	(40,852)	(23,085)

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

As of June 30, 2015, we had $3.56 billion of cash, cash equivalents and short-term investments in marketable securities, of which $202.7 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate certain of these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that we may incur and increase the amount of restricted payments that we may make. This amendment to the revolving credit agreement also provides that if our total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of our and certain of our subsidiaries’ assets, subject to limited exceptions. As of June 30, 2015, no amounts had been drawn under the credit facility.

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

Cash provided by operating activities in the six months ended June 30, 2015 was $182.2 million, an increase in cash inflow of $57.8 million compared to the six months ended June 30, 2014. Cash provided by operating activities was driven by a net loss of $299.1 million, as adjusted for the exclusion of non-cash expenses totaling $509.3 million, of which $357.9 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $28.0 million.

Cash provided by operating activities in the six months ended June 30, 2014 was $124.4 million. Cash provided by operating activities was driven by a net loss of $277.0 million, as adjusted for the exclusion of non-cash expenses totaling $364.7 million, of which $284.8 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflow of $36.7 million.

Investing Activities

Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities and acquisitions of businesses and other activities.

Cash used in investing activities in the six months ended June 30, 2015 was $755.5 million, an increase in cash outflow of $655.9 million compared to the six months ended June 30, 2014. The increase in cash outflow was due to an increase in the purchases of marketable securities of $1.20 billion and a $66.3 million increase in purchases of property and equipment. Such increase in cash outflow was partially offset by the increase of proceeds from sales and maturities of marketable securities of $499.3 million, a net decrease of $106.2 million used in business combination and a $1.3 million decrease in expenditures on other activities.

We anticipate making capital expenditures in 2015 of approximately $450 million to $550 million, a portion of which we will finance through capital leases, as we continue to expand our co-located data centers and our office facilities.

Financing Activities

Our primary financing activities consist of issuance of securities, capital lease financing and stock option exercises by employees and other service providers.

Cash used in financing activities in the six months ended June 30, 2015 was $40.9 million, an increase in cash outflow of $17.8 million compared to the six months ended June 30, 2014. The increase in cash outflow was due to an increase in repayments of capital lease obligations of $20.1 million and a net $8.6 million decrease in proceeds from option exercises and purchases under our ESPP, offset by a $10.9 million decrease in tax payments related to net share settlements of equity awards and other activities.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2015.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of June 30, 2015, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $17.0 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency loss was $3.0 million for the three months ended June 30, 2015 and net realized and unrealized gain was $5.2 million for the six months ended June 30, 2015. Foreign currency gains and losses were not significant in the three and six months ended June 30, 2014. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occurs, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

If we fail to grow our user base, or if user engagement or ad engagement on our platform decline, our revenue, business and operating results may be harmed.

The size of our user base and our users’ level of engagement are critical to our success. We had 316 million average MAUs in the three months ended June 30, 2015, representing a 15% increase from 274 million average MAUs in the three months ended June 30, 2014. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Argentina, Brazil, France, Germany, India and Japan to continue to be higher than our user growth rate in the United States. To the extent our logged-in user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter and monetizing our total audience. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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

We believe that sustained meaningful MAU growth is dependent on improving our product and feature offerings to demonstrate our value proposition to a larger audience, which we believe may take a considerable amount of time.  If we are unable to increase our user base, user growth rate or user engagement, or if these metrics decline, our products and services could be less attractive to potential new users, as well as to advertisers and platform partners, which would have a material and adverse impact on our business, financial condition and operating results.

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 90% of our revenue from advertising in each of the fiscal year ended December 31, 2014 and the six months ended June 30, 2015. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Advertising agencies and potential new advertisers may view our Promoted Products as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile and traditional advertising platforms. Additionally, since our initial public offering, our revenue growth has been primarily driven by increases in the number of our users and increases in our ad load driven by strong advertiser demand as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited on certain days by available advertising inventory for specific ad types if we do not increase the number of our users, their engagement or monetize our larger global audience.  Our advertising revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement with Twitter and with the ads on our platform and those that we serve off of our platform;
•	decreases in the size of our user base or user growth rate;
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

Competition for users of our products and services is intense. Although we have developed a new global platform for public self-expression and conversation in real time, we face strong competition in our business. We compete against many companies to attract and engage users, including companies which have greater financial resources and substantially larger user bases, such as Facebook (including Instagram and WhatsApp), Google, LinkedIn, Microsoft and Yahoo, which offer a variety of Internet and mobile device-based products, services and content. For example, Facebook operates a social networking site with significantly more users than Twitter and has been introducing features similar to those of Twitter. In addition, Google may use its strong position in one or more markets to gain a competitive advantage over us in areas in which we operate, including by integrating competing features into products or services they control. As a result, our competitors may draw users towards their products or services and away from ours. This could decrease the growth or engagement of our user base, which, in turn, would negatively affect our business. We also compete against largely regional social media and messaging companies that have strong positions in particular countries.

We believe that our ability to compete effectively for users depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors;
•	the amount, quality and timeliness of content generated by our users;
•	the timing and market acceptance of our products and services;
•	the continued adoption of our products and services internationally;
•	our ability, in and of itself and in comparison to the ability of our competitors, to develop new products and services and enhancements to existing products and services;
•	the frequency and relative prominence of the ads displayed by us or our competitors;
•	our ability to establish and maintain relationships with platform partners that integrate with our platform;
•

changes mandated by, or that we elect to make, to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

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

We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:

•	the size and composition of our user base relative to those of our competitors;
•	our ad targeting and measurement capabilities, and those of our competitors;
•	the timing and market acceptance of our advertising services, and those of our competitors;
•	our marketing and selling efforts, and those of our competitors;
•	the pricing of our Promoted Products relative to the advertising products and services of our competitors;
•	the return our advertisers receive from our advertising services, and those of our competitors; and
•	our reputation and the strength of our brand relative to our competitors.

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

•	fluctuations in spending by our advertisers, including as a result of seasonality and extraordinary news events, or other factors;
•	changes in the mix of geographic location of our users and advertisers;
•	changes in the use of various features in our Promoted Products by our advertisers;

•	the number of ad engagements by users;
•	the pricing of our ads and other products and services;
•	the development and introduction of new products or services or changes in features of existing products or services;
•	the impact of competitors or competitive products and services;
•	our ability to maintain or increase revenue;
•	our ability to maintain or improve gross margins and operating margins;
•	increases in research and development, marketing and sales and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	stock-based compensation expense;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs;
•	system failures resulting in the inaccessibility of our products and services;
•	breaches of security or privacy, and the costs associated with remediating any such breaches;
•	adverse litigation judgments, settlements or other litigation-related costs, and the fees associated with investigating and defending claims;
•	changes in the legislative or regulatory environment, including with respect to security, privacy or enforcement by government regulators, including fines, orders or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	changes in U.S. generally accepted accounting principles; and
•	changes in global business or macroeconomic conditions.

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

If our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 79% of our average MAUs in the three months ended June 30, 2015, but our international revenue, as determined based on the billing location of our advertisers, was only 36% of our consolidated revenue in the three months ended June 30, 2015. Our inability to successfully expand internationally could adversely affect our business, financial condition and operating results.

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

Since our inception, we have incurred significant operating losses, and, as of June 30, 2015, we had an accumulated deficit of $1.87 billion. Although our revenue has grown rapidly, increasing from $28.3 million in 2010 to $1.40 billion in 2014, we expect that our revenue growth rate will continue to slow in the future as a result of a variety of factors, including the gradual decline in the growth rate of our user base. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully develop new products and services and expand internationally. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

We depend on the ability of our users, platform partners and advertisers to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. For example, access to Twitter is blocked in China and has been intermittently blocked in Turkey in 2014 and 2015. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to us and our users. As the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the Internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our operating results.

Our new products, services and initiatives and changes to existing products, services and initiatives could fail to attract users, platform partners and advertisers or generate revenue.

Our ability to increase the size and engagement of our user base, attract advertisers and platform partners and generate revenue will depend in part on our ability to improve existing products and services and create successful new products and services, both independently and in conjunction with third parties. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, in 2015, we introduced Periscope, a mobile application that lets users share and experience live video from their mobile phones and in 2013, we introduced Vine, a mobile application that enables users to create and distribute videos that are up to six seconds in length, and #Music, a mobile application that helped users discover new music and artists based on Twitter data profiles, which we discontinued in 2014. Also, we recently introduced new features to Twitter such as “While You Were Away,” which surfaces Tweets a logged-in user may have missed since last accessing Twitter, and Instant Timeline, which helps create a timeline for new users as well as new features to our Promoted Tweets like promoted video ads.  If new or enhanced products, product features or services fail to engage users, platform partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives, such as the Nielsen Twitter TV Rating, that do not directly generate revenue but which we believe will enhance our attractiveness to users, platform partners and advertisers. In the future, we may invest in new products, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. As of June 30, 2015, we had approximately 4,100 employees, an increase of over 800 full-time employees since June 30, 2014. We intend to continue to make substantial investments to expand our operations, research and development, sales and marketing and general and administrative organizations, as well as our international operations. We face significant competition for employees, particularly engineers, designers and product managers, from other Internet and high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. In addition, as we have grown, we have significantly expanded our operating lease commitments. As we continue to grow, we are subject to the risks of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and to the challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. In addition, we may not be able to innovate or execute as quickly as a smaller, more efficient organization. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

Providing our products and services to our users is costly and we expect our expenses to continue to increase in the future as we broaden our user base and increase user engagement, as users increase the amount of content they contribute, and as we develop and implement new features, products and services that require more infrastructure, such as our mobile video products, Vine and Periscope. In addition, our operating expenses, such as our research and development expenses and sales and marketing expenses, have grown rapidly as we have expanded our business. Historically, our costs have increased each year due to these factors and we expect to continue to incur increasing costs to support our anticipated future growth. We expect to continue to invest in our infrastructure in order to enable us to provide our products and services rapidly and reliably to users around the world, including in countries where we do not expect significant near-term monetization. Continued growth could also strain our ability to maintain reliable service levels for our users and advertisers, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. As a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Our expenses may grow faster than our revenue, and our expenses may be greater than we anticipate. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

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

We believe user engagement with our products and services depends in part on the availability of applications and content generated by platform partners. In 2012, we launched Twitter Cards, which allow platform partners to ensure that whenever they or any user tweets from their websites or applications, the Tweet will automatically include rich content like a photo, a video, a sound clip, an article summary or information about a product, and make it instantly accessible to any other user on Twitter. Twitter Cards allow platform partners to create lightweight interactive applications to promote their content or their products. The availability and development of these applications and content depends on platform partners’ perceptions and analysis of the relative benefits of developing applications and content for our products and services and we are taking tangible steps to support our developers’ efforts to build, grow, and monetize their applications. For instance, in October 2014, we launched Fabric, a platform that offers lightweight modular software development kits to help developers build more stable applications, generate revenue through Twitter’s mobile ad exchange, MoPub, and tap into Twitter’s sign-in systems for simpler identity verification. If platform partners focus their efforts on other platforms despite these and other efforts, the availability and quality of applications and content for our products and services may suffer. There is no assurance that platform partners will continue to develop and maintain applications and content for our products and services. If platform partners cease to develop and maintain applications and content for our products and services, user engagement may decline. In addition, we generate revenue from licensing our historical and real-time data to third parties. If any of these relationships are terminated or not renewed, or if we are unable to enter into similar relationships in the future, our operating results could be adversely affected.

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

•

increased competition from largely regional websites, mobile applications and services that provide real-time communications and have strong positions in particular countries, which have expanded and may continue to expand their geographic footprint;

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

Our products and services involve the storage and transmission of users’ and advertisers’ information, and security breaches expose us to a risk of loss of this information, litigation and potential liability. We experience cyber-attacks of varying degrees on a regular basis, and as a result, unauthorized parties have obtained, and may in the future obtain, access to our data or our users’ or advertisers’ data. For example, in February 2013, we disclosed that sophisticated unknown third parties had attacked our systems and may have had access to limited information for approximately 250,000 users. We also work with third-party vendors to process credit card payments by our customers and are subject to payment card association operating rules. Any systems failure or compromise of our security that results in the unauthorized access to or release of our users’ or advertisers’ data, such as credit card data, could significantly limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. Our security measures may also be breached due to employee error, malfeasance or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our data or our users’ or advertisers’ data or accounts, or may otherwise obtain access to such data or accounts. Since our users and advertisers may use their Twitter accounts to establish and maintain online identities, unauthorized communications from Twitter accounts that have been compromised may damage their reputations and brands as well as ours. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, our users and advertisers may be harmed, lose trust and confidence in us, decrease the use of our products and services or stop using our products and services in their entirety. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

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

We also seek to obtain patent protection for some of our technology and as of June 30, 2015, we had 972 issued U.S. patents. We may be unable to obtain patent or trademark protection for our technologies and brands, and our existing patents and trademarks, and any patents or trademarks that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents and trademarks may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

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

The number of our active users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that false or spam accounts represent less than 5% of our MAUs as of December 31, 2014. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 1, 2010 to June 30, 2015, we increased the size of our workforce by more than 4,000 full-time employees, and we expect to continue to hire aggressively as we expand. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as net books and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended June 30, 2015, 88% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, most users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. It is difficult to predict the problems we may encounter in adapting our products and services and developing competitive new products and services that are compatible with new devices or platforms. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

Future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our products and services, and grow our business in response to changing technologies, user and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Periscope, a live-streaming video mobile application, Vine, a mobile application that enables users to create and distribute videos that are up to six seconds in length, MoPub, a mobile-focused advertising exchange and TellApart, Inc., a marketing technology company providing retailers and e-commerce advertisers with unique retargeting capabilities. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our international locations in the local currency, and accept payment from advertisers or data partners in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. While we enter into foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our operating results.

Servicing the Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the Notes, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

In 2014, we issued $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, in private placements to qualified institutional buyers. As of June 30, 2015, we had a total par value of $1.89 billion of outstanding Notes.

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

Under generally accepted accounting principles in the United States, or U.S. GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2015, we had recorded a total of $1.26 billion of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

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

The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $29.51, through June 30, 2015. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2015, we issued a total of 3,406,527 shares of our common stock in connection with the acquisition of two companies, all in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act.

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

TWITTER, INC.

Date: August 7, 2015	By:	/s/ Jack Dorsey
Jack Dorsey
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Anthony Noto
Anthony Noto
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Form of Selling Stockholder Agreement	S-3ASR	333-204775	4.4	June 5, 2015
10.1	Offer Letter between the Company and Robert Kaiden, dated as of April 24, 2015.	8-K		10.1	June 4, 2015
10.2	Offer Letter between Twitter and Jack Dorsey, dated as of June 11, 2015.	8-K		10.1	June 11, 2015
10.3	Letter Agreement between Twitter and Richard Costolo, dated as of June 11, 2015.	8-K		10.2	June 11, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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