Form 10-Q
period 2015-09-30
TWITTER, INC.
filed 2015-11-06
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of October 26, 2015 was 682,946,653.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement, including ad engagement, of our users;
•	our ability to develop or acquire new products, product features and services, improve our existing products and services and increase the value of our products and services;
•	our business strategies, including our plans for growth;
•	our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth rate and the continued usage of our mobile applications;
•	our ability to increase our revenue and our revenue growth rate;
•	our ability to improve user monetization, including of our logged out and syndicated audiences;
•	our future financial performance, including trends in cost per ad engagement, revenue, cost of revenue, operating expenses and income taxes;
•	our expectations regarding outstanding litigation;
•	the effects of seasonal trends on our results of operations;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our ability to successfully enter new markets and manage our international expansion, including our ability to operate in those countries.

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

In addition, our data regarding user geographic location for purposes of reporting the geographic location of our MAUs is based on the IP address or phone number associated with the account when a user initially registered the account on Twitter. The IP address or phone number may not always accurately reflect a user’s actual location at the time such user engaged with our platform.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$876,432	$1,510,724
Short-term investments	2,612,762	2,111,154
Accounts receivable, net of allowance for doubtful accounts of $4,575 and $5,507 as of September 30, 2015 and December 31, 2014, respectively	536,788	418,454
Prepaid expenses and other current assets	237,577	215,521
Total current assets	4,263,559	4,255,853
Property and equipment, net	699,502	557,019
Intangible assets	147,286	105,011
Goodwill	1,123,121	622,570
Other assets	55,596	42,629
Total assets	$6,289,064	$5,583,082
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$40,100	$53,241
Accrued and other current liabilities	294,057	228,233
Capital leases, short-term	93,621	112,320
Total current liabilities	427,778	393,794
Convertible notes	1,434,968	1,376,020
Capital leases, long-term	73,525	118,950
Deferred and other long-term tax liabilities, net	32,958	24,706
Other long-term liabilities	45,672	43,209
Total liabilities	2,014,901	1,956,679
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 681,409 and 642,385 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	6,311,697	5,208,870
Accumulated other comprehensive loss	(34,296)	(10,024)
Accumulated deficit	(2,003,241)	(1,572,446)
Total stockholders' equity	4,274,163	3,626,403
Total liabilities and stockholders' equity	$6,289,064	$5,583,082

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$569,237	$361,266	$1,507,559	$923,924
Costs and expenses
Cost of revenue	200,195	124,166	511,293	309,696
Research and development	207,937	183,342	596,590	509,828
Sales and marketing	208,797	164,015	594,302	410,511
General and administrative	57,545	51,174	188,231	134,602
Total costs and expenses	674,474	522,697	1,890,416	1,364,637
Loss from operations	(105,237)	(161,431)	(382,857)	(440,713)
Interest expense	(25,239)	(6,079)	(73,995)	(11,835)
Other income (expense), net	1,948	(7,795)	10,378	(4,138)
Loss before income taxes	(128,528)	(175,305)	(446,474)	(456,686)
Provision (benefit) for income taxes	3,162	159	(15,679)	(4,218)
Net loss	$(131,690)	$(175,464)	$(430,795)	$(452,468)
Net loss per share attributable to common stockholders:
Basic	$(0.20)	$(0.29)	$(0.66)	$(0.76)
Diluted	$(0.20)	$(0.29)	$(0.66)	$(0.76)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	670,604	614,395	655,721	596,722
Diluted	670,604	614,395	655,721	596,722

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(131,690)	$(175,464)	$(430,795)	$(452,468)
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale securities, net of tax	866	(153)	921	(231)
Foreign currency translation adjustment	(2,328)	(1,266)	(25,193)	(666)
Net change in accumulated other comprehensive loss	(1,462)	(1,419)	(24,272)	(897)
Comprehensive loss	$(133,152)	$(176,883)	$(455,067)	$(453,365)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(430,795)	$(452,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	225,377	145,737
Stock-based compensation expense	523,869	454,382
Amortization of discount on convertible notes	51,139	2,411
Provision for bad debt	360	2,944
Deferred income tax benefit	(24,220)	(9,737)
Other adjustments	5,327	9,740
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	(105,486)	(77,833)
Prepaid expenses and other assets	(12,684)	(140,710)
Accounts payable	(9,511)	5,298
Accrued and other liabilities	60,452	98,714
Net cash provided by operating activities	283,828	38,478
Cash flows from investing activities
Purchases of property and equipment	(266,816)	(132,839)
Purchases of marketable securities	(3,086,004)	(1,617,415)
Proceeds from maturities of marketable securities	2,225,255	1,522,582
Proceeds from sales of marketable securities	359,817	168,168
Changes in restricted cash	(2,840)	(11,029)
Business combinations, net of cash acquired	(51,644)	(163,477)
Purchases of cost method investments and other	(12,430)	(1,700)
Net cash used in investing activities	(834,662)	(235,710)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	1,800,000
Convertible notes initial issuance discount	—	(27,475)
Purchases of convertible note hedges	—	(387,450)
Proceeds from issuance of warrants	—	275,130
Taxes paid related to net share settlement of equity awards	(8,878)	(16,168)
Repayments of capital lease obligations	(91,365)	(75,076)
Proceeds from exercise of stock options	8,450	25,027
Proceeds from issuances of common stock under employee stock purchase plan	21,600	21,224
Other financing activities	1,983	(2,662)
Net cash provided by (used in) financing activities	(68,210)	1,612,550
Net increase (decrease) in cash and cash equivalents	(619,044)	1,415,318
Foreign exchange effect on cash and cash equivalents	(15,248)	(3,533)
Cash and cash equivalents at beginning of period	1,510,724	841,010
Cash and cash equivalents at end of period	$876,432	$2,252,795
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$516,538	$147,958
Equipment purchases under capital leases	$24,236	$110,409
Changes in accrued equipment purchases	$(4,380)	$14,345

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the guidance by one year and permit early adoption for annual and interim periods beginning after December 15, 2016.  As a result of the revision, the guidance will be effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

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

In September 2015, the FASB issued a new accounting standard update on simplifying the accounting for measurement-period adjustments in business combinations. The new guidance requires that the adjustments to provisional amounts that are identified during the measurement period be recognized in the reporting period when the adjustments are determined. In addition, the effect on earnings of changes as a result of the change to the provisional amounts is required to be recorded in the same period’s financial statements. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Adoption of this new accounting standard update is not expected to have a material impact on the Company’s financial statements.

Note 2. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$210,399	$147,848
Money market funds	337,045	882,443
U.S. government and agency securities including treasury bills	—	271,418
Corporate notes, certificates of deposit and commercial paper	328,988	209,015
Total cash and cash equivalents	$876,432	$1,510,724
Short-term investments:
U.S. government and agency securities including treasury bills	$1,160,104	$1,009,541
Corporate notes, certificates of deposit and commercial paper	1,452,658	1,101,613
Total short-term investments	$2,612,762	$2,111,154

Marketable securities are classified as available-for-sale for use in current operations and are presented as short-term investments in the consolidated balance sheets. The contractual maturities of securities classified as available-for-sale as of September 30, 2015 were as follows (in thousands):

September 30,
2015
Due within one year	$1,946,341
Due after one year through two years	666,421
Total	$2,612,762

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	September 30, 2015
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,159,601	$535	$(32)	$1,160,104
Corporate notes, certificates of deposit and commercial paper	1,453,198	175	(715)	1,452,658
Total available-for-sale securities classified as short-term investments	$2,612,799	$710	$(747)	$2,612,762

	December 31, 2014
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,009,827	$8	$(294)	$1,009,541
Corporate notes, certificates of deposit and commercial paper	1,102,275	4	(666)	1,101,613
Total available-for-sale securities classified as short-term investments	$2,112,102	$12	$(960)	$2,111,154

There were no securities in a continuous loss position for 12 months or longer as of September 30, 2015 and December 31, 2014.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 based on the three-tier fair value hierarchy (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$337,045	$—	$—	$337,045
Commercial paper	—	328,988	—	328,988
Short-term investments:
Treasury bills	38,074	—	—	38,074
U.S. government securities	—	531,520	—	531,520
Agency securities	—	590,510	—	590,510
Corporate notes	—	647,449	—	647,449
Commercial paper	—	301,465	—	301,465
Certificates of deposit	—	503,744	—	503,744
Other current assets:
Foreign currency forward contracts	—	413	—	413
Liabilities
Other current liabilities:
Foreign currency forward contracts	—	(533)	—	(533)
Total	$375,119	$2,903,556	$—	$3,278,675

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$882,443	$—	$—	$882,443
Treasury bills	73,525	—	—	73,525
U.S. government securities	—	157,895	—	157,895
Agency securities	—	39,998	—	39,998
Corporate notes	—	13,684	—	13,684
Commercial paper	—	185,321	—	185,321
Certificates of deposit	—	10,010	—	10,010
Short-term investments:
Treasury bills	167,575	—	—	167,575
U.S. government securities	—	746,128	—	746,128
Agency securities	—	95,838	—	95,838
Corporate notes	—	551,604	—	551,604
Commercial paper	—	300,589	—	300,589
Certificates of deposit	—	249,420	—	249,420
Total	$1,123,543	$2,350,487	$—	$3,474,030

In 2014, the Company issued $935.0 million principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Refer to Note 8 – Convertible Senior Notes for further details on the Notes. The estimated fair value of the 2019 Notes and 2021 Notes based on a market approach as of September 30, 2015 was approximately $822.5 million and $815.2 million respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on September 30, 2015.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency forward contracts outstanding was equivalent to $299.3 million at September 30, 2015. There were no outstanding foreign currency forward contracts as of December 31, 2014.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		September 30,
	Balance Sheet Location	2015
Assets
Foreign currency forward contracts not designated as hedging instruments	Other current assets	$413
Liabilities
Foreign currency forward contracts not designated as hedging instruments	Other current liabilities	533
Total		$(120)

The Company recognized $3.7 million gains on the foreign currency contracts in both the three and nine months ended September 30, 2015. The Company did not have any derivative financial instruments in the three and nine months ended September 30, 2014.

Note 4. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	September 30,	December 31,
	2015	2014
Property and equipment, net
Equipment	$675,559	$584,561
Furniture and leasehold improvements	241,981	131,851
Capitalized software	196,783	82,052
Construction in progress	95,509	89,806
Total	1,209,832	888,270
Less: Accumulated depreciation and amortization	(510,330)	(331,251)
Property and equipment, net	$699,502	$557,019

Note 5. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2014	$622,570
TellApart acquisition	394,989
Other acquisitions	106,198
Foreign currency translation adjustment	(636)
Balance as of September 30, 2015	$1,123,121

For the periods presented, the gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
September 30, 2015:
Patents and developed technologies	$141,169	$(51,270)	$89,899
Publisher and advertiser relationships	75,300	(19,606)	55,694
Assembled workforce	1,960	(1,650)	310
Other intangible assets	3,200	(1,817)	1,383
Total	$221,629	$(74,343)	$147,286
December 31, 2014:
Patents and developed technologies	$105,052	$(23,165)	$81,887
Publisher and advertiser relationships	32,000	(9,831)	22,169
Assembled workforce	1,960	(1,457)	503
Other intangible assets	1,100	(648)	452
Total	$140,112	$(35,101)	$105,011

Amortization expense associated with intangible assets for the three months ended September 30, 2015 and 2014 was $14.5 million and $11.8 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $39.2 million and $26.1 million, respectively.

Estimated future amortization expense as of September 30, 2015 is as follows (in thousands):

Remainder of 2015	$13,541
2016	43,877
2017	27,872
2018	21,239
2019	13,644
Thereafter	27,113
Total	$147,286

Note 6. Accrued and Other Current Liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	September 30,	December 31,
	2015	2014
Accrued compensation	$89,053	$68,000
Accrued publisher payments	33,598	27,996
Deferred revenue	28,813	18,679
Accrued tax liabilities	22,536	18,380
Accrued sales and marketing expenses	12,312	25,264
Accrued other	107,745	69,914
Total	$294,057	$228,233

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

During the nine months ended September 30, 2015, the Company acquired four other companies, which were accounted for as business combinations. The total purchase price of $118.9 million (paid in shares of the Company’s common stock having a total fair value of $60.1 million and cash of $58.8 million) for these acquisitions was allocated as follows: $12.9 million to developed technologies, $3.2 million to net tangible assets acquired based on their estimated fair value on the acquisition date, $3.4 million to deferred tax liability, and the excess $106.2 million of the purchase price over the fair value of net assets acquired to goodwill. Tax deductible goodwill resulting from certain of these acquisitions was $4.1 million. The remaining goodwill is not tax deductible for U.S. income tax purposes. Developed technologies will be amortized on a straight-line basis over their estimated useful lives of 12 to 60 months.

In connection with all of the acquisitions completed during the nine months ended September 30, 2015, the Company also agreed to pay cash and issue shares of its common stock with a total fair value up to $102.9 million, which is to be paid to certain employees of the acquired entities contingent upon their continued employment with the Company. The Company will recognize compensation expense related to the equity consideration over the requisite service periods of up to 48 months from the respective acquisition dates on a straight-line basis. In addition, the Company will recognize approximately $37.2 million of stock-based compensation expense in relation to assumed stock options over the remaining requisite service periods of up to 45 months from the respective acquisition dates on a straight-line basis, excluding the fair value of the assumed stock options that was allocated and recorded as part of the purchase price for the portion of the service period completed prior to the closing of the applicable acquisition.

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

The interest rates are fixed at 0.25% and 1.00% per annum, respectively, and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015. For the three months ended September 30, 2015 and 2014, the Company recognized $1.3 million and $0.2 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt issuance costs, and $3.0 million and $0.4 million, respectively, of accrued coupon interest expense. For the nine months ended September 30, 2015 and 2014, the Company recognized $3.9 million and $0.2 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt issuance costs, and $9.0 million and $0.4 million, respectively, of accrued coupon interest expense.

Each $1,000 of principal of these Notes will initially be convertible into 12.8793 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $77.64 per share, subject to adjustment upon the occurrence of specified events.

For the three and nine months ended September 30, 2015, the Company recognized $18.8 million and $55.3 million, respectively, of interest expense related to the amortization of the debt discount. As of September 30, 2015, the net carrying value, net of the initial purchasers’ discount and debt discount, of 2019 Notes and 2021 Notes was $742.0 million and $692.9 million, respectively.

The Notes consisted of the following (in thousands):

	September 30, 2015		December 31, 2014
	2019 Notes	2021 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$935,000	$954,000
Unamortized initial purchasers' discount and debt discount (1)	(192,957)	(261,075)	(225,104)	(287,876)
Net carrying amount	$742,043	$692,925	$709,896	$666,124
Carrying amount of the equity component (2)	$222,826	$283,283	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of September 30, 2015, the remaining life of the 2019 Notes and 2021 Notes is approximately 47 months and 71 months, respectively.

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

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the three and nine months ended September 30, 2015 and 2014, the Company’s potential common stock instruments such as stock options, Restricted Stock Units (“RSUs”), shares to be purchased under the 2013 Employee Stock Purchase Plan (“ESPP”), shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(131,690)	$(175,464)	$(430,795)	$(452,468)
Basic shares:
Weighted-average common shares outstanding	678,817	624,205	663,897	605,756
Weighted-average restricted stock subject to repurchase	(8,213)	(9,810)	(8,176)	(9,034)
Weighted-average shares used to compute basic net loss per share	670,604	614,395	655,721	596,722
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	670,604	614,395	655,721	596,722
Net loss per share attributable to common stockholders:
Basic	$(0.20)	$(0.29)	$(0.66)	$(0.76)
Diluted	$(0.20)	$(0.29)	$(0.66)	$(0.76)

The following number of potential shares of the Company’s common stock at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Nine Months Ended
	September 30,
	2015	2014
RSUs	46,582	74,114
Warrants	24,329	23,183
Stock options	17,384	22,327
Shares subject to repurchase	7,959	10,070
Employee stock purchase plan	1,760	1,147

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

The activities for the restricted common stock issued to employees for the nine months ended September 30, 2015 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2014	4,955	$25.62
Granted	2,466	$40.00
Vested	(1,849)	$24.27
Canceled	(239)	$32.34
Unvested restricted common stock at September 30, 2015	5,333	$32.28

As of September 30, 2015, the total compensation cost related to unvested restricted common stock not yet recognized was $132.5 million. This amount is expected to be recognized over a weighted-average period of 2.4 years.

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

During the nine months ended September 30, 2015, employees purchased an aggregate of 0.7 million shares under the ESPP at a price of $31.07 per share. During the three months ended September 30, 2015 and 2014, the Company recorded $5.0 million and $9.1 million, respectively, and recorded $13.1 million and $25.8 million during the nine months ended September 30, 2015 and 2014, respectively, of stock-based compensation expense related to the ESPP. As of September 30, 2015, the total compensation costs related to the current ESPP plans not yet recognized were $11.4 million. This amount is expected to be recognized over a weighted-average period of 0.4 years.

Stock Option Activity

The number of stock options outstanding was 17.4 million and 20.4 million as of September 30, 2015 and December 31, 2014, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2015 and 2014 was $18.2 million and $265.2 million, respectively and $158.8 million and $802.3 million in the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the total compensation costs related to stock options not yet recognized was $44.4 million. This amount is expected to be recognized over a weighted-average period of 2.3 years.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs for the nine months ended September 30, 2015. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2014	64,135	$29.08
Granted	11,918	$40.99
Vested	(18,570)	$27.52
Canceled	(10,901)	$28.57
Unvested and outstanding at September 30, 2015	46,582	$32.88

The total fair value of RSUs vested during the three months ended September 30, 2015 and 2014 was $198.3 million and $470.0 million, respectively and $702.7 million and $1.69 billion during the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the total compensation cost related to unvested RSUs not yet recognized was $1.17 billion. This amount is expected to be recognized over a weighted-average period of 2.7 years.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$8,973	$13,596	$32,345	$37,296
Research and development	100,673	93,973	306,830	264,784
Sales and marketing	37,889	42,884	120,154	108,232
General and administrative	18,386	19,149	64,540	44,070
Total	$165,921	$169,602	$523,869	$454,382

The Company capitalized $8.6 million and $10.9 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended September 30, 2015 and 2014, respectively, and $38.4 million and $26.4 million in the nine months ended September 30, 2015 and 2014, respectively.

Note 11. Income Taxes

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-US activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under a Federal income tax examination by the Internal Revenue Service (IRS) for tax years 2011, 2012 and 2013. In the third quarter of 2015, the Company concluded its California income tax examination for tax years 2010 and 2011 with adjustments that immaterially impacted the deferred tax balances with an offset to the valuation allowance, resulting in no additional net tax expense or benefit. However, the Company’s California R&D tax credit carryfoward attributes remain open and subject to examination in future years until used. The Company believes that adequate amounts have been reserved in these jurisdictions. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company recorded an income tax provision of $3.2 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and an income tax benefit of $15.7 million and $4.2 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in the income tax provision in the three months ended September 30, 2015 compared to the same period last year was primarily due to a decrease in deferred tax benefits arising from acquisitions and an increase in foreign income tax expenses. The increase in the income tax benefit in the nine months ended September 30, 2015 compared to the same period last year was primarily due to deferred tax benefits arising from acquisitions in the first two quarters of 2015, partially offset by an increase in foreign income tax expenses. As of September 30, 2015, based on the available objective evidence, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2015 will not be realized by the end of the 2015 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2015. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences.

On July 27, 2015, the United States Tax Court issued an opinion (Altera Corp. et al. v. Commissioner), which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs.  While the opinion is subject to being issued as a final decision and is also subject to appeal by the Internal Revenue Service, the Company filed its 2014 federal tax return based upon the opinion rendered in this case, which the Company believes will more likely than not be sustained, and which resulted in an increase in the 2014 net operating loss in the U.S jurisdiction with a commensurate decrease in the overall pre-tax loss in foreign jurisdictions. As the Company maintains a full valuation allowance on its US deferred tax assets, no benefit was realized in the financial statements as a result of this filing position. On an ongoing basis, stock-based compensation will be excluded from intercompany charges.

During the three and nine months ended September 30, 2015, the amount of gross unrecognized tax benefits decreased by $13.6 million and increased by $24.2 million, respectively. As of September 30, 2015, the Company has $206.7 million of unrecognized tax benefits which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance.

Note 12. Commitments and Contingencies

Credit Facility

The Company has a revolving credit agreement with certain lenders, which provided for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Obligations under the credit facility are guaranteed by one of the Company’s wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payments of dividends.

As of September 30, 2015, no amounts had been drawn under the credit facility.

Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring between 2015 and 2028. In 2015, the Company entered into various new office space leases for an aggregate future minimum lease payments of approximately $95.7 million. Under the terms of certain leases, the Company is committed to pay for certain taxes, insurance, maintenance and management expenses. Certain of these arrangements have free rent periods or escalating rent payment provisions, and the Company recognizes rent expense under such arrangements on a straight-line basis.

Legal Proceedings

The Company is currently involved in, and will likely in the future be involved in, legal proceedings, claims and investigations in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of September 30, 2015 and December 31, 2014, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three and nine months ended September 30, 2015 and 2014 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of September 30, 2015 and December 31, 2014.

Note 13. Operations by Geographic Area

Revenue

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue by services:
Advertising services	$512,867	$320,196	$1,353,356	$823,687
Data licensing and other	56,370	41,070	154,203	100,237
Total revenue	$569,237	$361,266	$1,507,559	$923,924

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue by geographic area:
United States	$369,856	$240,169	$979,975	$630,673
International	199,381	121,097	527,584	293,251
Total revenue	$569,237	$361,266	$1,507,559	$923,924

No individual country from the international markets contributed in excess of 10% of the total revenue for the three and nine months ended September 30, 2015. The United Kingdom accounted for $37.5 million, or 10%, and $94.8 million, or 10%, of total revenue for the three and nine months ended September 30, 2014, respectively.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2015	2014
Property and equipment, net:
United States	$649,635	$523,810
International	49,867	33,209
Total property and equipment, net	$699,502	$557,019

Note 14. Related Party Transactions

In September 2015, the Company entered into a partnership agreement for no consideration with Square, Inc., for which Jack Dorsey (the Company’s Chief Executive Officer) serves as Chief Executive Officer, to enable U.S. political donations through Tweets. Neither Square, Inc. nor the Company will pay each other any amounts in connection with the agreement.

Note 15. Subsequent Events

On October 12, 2015, the Board of Directors of the Company approved a restructuring and reduction in force plan of up to 336 employees, constituting approximately 8% of the Company’s global workforce.  The Company estimates it will incur approximately $10 million to $20 million of cash expenditures, substantially all of which will be severance costs. Total restructuring expenses are estimated at $5M to $15M, which is lower than cash restructuring costs due to a credit related to non-cash stock-based compensation expense reversals for unvested stock awards. The Company expects to recognize most of these pre-tax restructuring charges in the quarter ended December 31, 2015.

On October 22, 2015, the Company and the Jack Dorsey Revocable Trust dated December 8, 2010 (the “Jack Dorsey Trust”), for which Jack Dorsey (the Company’s Chief Executive Officer) serves as trustee, entered into a Contribution Agreement that the Jack Dorsey Trust will give back and contribute to Twitter, without any cost or charge, an aggregate of 6,814,085 shares of Twitter’s common stock. Upon the Company’s stockholders approval of an equity incentive plan at the annual meeting of stockholders to be held in 2016, the same number of shares will be granted over time to employees and other service providers. In connection with this agreement, the Board has approved Twitter’s 2016 Equity Incentive Plan (the “2016 Plan”) to provide for the granting of stock options, restricted stock, restricted stock units and other equity awards to eligible employees, directors and consultants from time to time, and has approved an aggregate of 6,814,085 shares of Twitter’s common stock to be reserved for issuance under the 2016 Plan.

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

We have already achieved significant global scale, and we continue to grow. In the three months ended September 30, 2015, we had approximately 320 million MAUs spanning nearly every country. We believe the current total audience that views content on our platform, including logged in and logged out users but not including syndicated content, is two to three times the number of our MAUs. Our users include millions of people from around the world, as well as influential individuals and organizations.

Our revenue for the three months ended September 30, 2015 was $569.2 million, which represents a 58% increase compared to the same period last year. We generate the substantial majority of our revenue from the sale of advertising services, with the balance coming from data licensing arrangements and our mobile advertising exchange services. Mobile is the primary driver of our business and we have been able to generate significant revenue through our mobile applications. In the three months ended September 30, 2015, 86% of our advertising revenue was generated from mobile devices.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended September 30, 2015, we had 320 million average MAUs, which represent an increase of 11% from the three months ended September 30, 2014. The growth in average MAUs was driven primarily by growth initiatives and SMS Fast Followers. In the three months ended September 30, 2015, we had 66 million average MAUs in the United States and 254 million average MAUs in the rest of the world, which represent increases of 4% and 13%, respectively, from the three months ended September 30, 2014. For additional information on how we calculate the number of MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

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

In the three months ended September 30, 2015, ad engagements increased 165% from the three months ended September 30, 2014. The increase was driven by growth in video ad engagements, growth in ad engagements on third-party publishers’ websites, applications and other offerings, and stronger advertiser demand for our advertising products in the third quarter of 2015 compared to the third quarter of 2014. In the three months ended September 30, 2015, average cost per ad engagement decreased 39% from the three months ended September 30, 2014. The decrease in cost per ad engagement was primarily driven by a mix shift to auto-play video, partially offset by an increase in same-format prices for the majority of our advertising products.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA, non-GAAP net income, revenue excluding foreign exchange effect and advertising revenue excluding foreign exchange effect. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses and provision (benefit) for income taxes.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(131,690)	$(175,464)	$(430,795)	$(452,468)
Stock-based compensation expense	165,921	169,602	523,869	454,382
Depreciation and amortization expense	81,464	60,155	225,377	145,737
Interest and other expense, net	23,291	13,874	63,617	15,973
Provision (benefit) for income taxes	3,162	159	(15,679)	(4,218)
Adjusted EBITDA	$142,148	$68,326	$366,389	$159,406

Non-GAAP Net Income

We define non-GAAP net income as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to our convertible notes, non-cash expense related to acquisitions and income tax effects related to acquisitions.

The following table presents a reconciliation of net loss to non-GAAP net income for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Net Loss to Non-GAAP Net Income
Net loss	$(131,690)	$(175,464)	$(430,795)	$(452,468)
Stock-based compensation expense	165,921	169,602	523,869	454,382
Amortization of acquired intangible assets	14,481	11,869	39,241	26,144
Non-cash interest expense related to convertible notes	17,495	2,411	51,139	2,411
Non-cash expense related to acquisitions	—	—	926	—
Income tax effects related to acquisitions	777	(1,446)	(22,370)	(8,718)
Non-GAAP net income	$66,984	$6,972	$162,010	$21,751

We use the non-GAAP financial measures of Adjusted EBITDA and non-GAAP net income in evaluating our operating results and for financial and operational decision-making purposes. We believe that Adjusted EBITDA and non-GAAP net income help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA and non-GAAP net income. We believe that Adjusted EBITDA and non-GAAP net income provide useful information about our operating results, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision-making.

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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Advertising services	$512,867	$320,196	$1,353,356	$823,687
Data licensing and other	56,370	41,070	154,203	100,237
Total Revenue	569,237	361,266	1,507,559	923,924
Costs and expenses (1)
Cost of revenue	200,195	124,166	511,293	309,696
Research and development	207,937	183,342	596,590	509,828
Sales and marketing	208,797	164,015	594,302	410,511
General and administrative	57,545	51,174	188,231	134,602
Total costs and expenses	674,474	522,697	1,890,416	1,364,637
Loss from operations	(105,237)	(161,431)	(382,857)	(440,713)
Interest expense	(25,239)	(6,079)	(73,995)	(11,835)
Other income (expense), net	1,948	(7,795)	10,378	(4,138)
Loss before income taxes	(128,528)	(175,305)	(446,474)	(456,686)
Provision (benefit) for income taxes	3,162	159	(15,679)	(4,218)
Net loss	$(131,690)	$(175,464)	$(430,795)	$(452,468)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$8,973	$13,596	$32,345	$37,296
Research and development	100,673	93,973	306,830	264,784
Sales and marketing	37,889	42,884	120,154	108,232
General and administrative	18,386	19,149	64,540	44,070
Total	$165,921	$169,602	$523,869	$454,382

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Advertising services	90%	89%	90%	89%
Data licensing and other	10	11	10	11
Total Revenue	100	100	100	100
Costs and expenses
Cost of revenue	35	34	34	34
Research and development	37	51	40	55
Sales and marketing	37	45	39	44
General and administrative	10	14	12	15
Total costs and expenses	118	145	125	148
Loss from operations	(18)	(45)	(25)	(48)
Interest expense	(4)	(2)	(5)	(1)
Other income (expense), net	0	(2)	1	(0)
Loss before income taxes	(23)	(49)	(30)	(49)
Provision (benefit) for income taxes	1	0	(1)	(0)
Net loss	(23)%	(49)%	(29)%	(49)%

Revenue

We generate the substantial majority of our revenue from the sale of advertising services. We also generate revenue by licensing our data to third parties and providing mobile advertising exchange services.

Advertising Services

We generate most of our advertising revenue by selling our Promoted Products. Currently, our Promoted Products consist of the following:

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

Data Licensing and Other

We generate data licensing and other revenue by (i) offering “Gnip”-branded products and data licenses that allow our data partners to access, search and analyze historical and real-time data on our platform, which data consists of public Tweets and their content, and (ii) providing mobile advertising exchange services through our MoPub exchange. Our data partners generally purchase licenses to access all or a portion of our data for a fixed period. We recognize data licensing revenue as the licensed data is made available to our data partners. In addition, we operate a mobile ad exchange and receive service fees from transactions completed on the exchange. Our mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory and matches buyers and sellers. We have determined we are not the principal in the purchase and sale of advertising inventory in transactions between third party buyers and sellers on the exchange. Therefore we report revenue related to our ad exchange services on a net basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Advertising services	$512,867	$320,196	60%	$1,353,356	$823,687	64%
Data licensing and other	56,370	41,070	37%	154,203	100,237	54%
Total revenue	$569,237	$361,266	58%	$1,507,559	$923,924	63%

Revenue in the three and nine months ended September 30, 2015 increased by $208.0 million and $583.6 million, respectively, compared to the three and nine months ended September 30, 2014. On a constant currency basis, revenue in the three and nine months ended September 30, 2015, using the prior year’s monthly exchange rates for our settlement currencies other than the U.S. dollar, would have increased by $230.7 million or 64% and $644.7 million or 70%, respectively, compared to the three and nine months ended September 30, 2014.

In the three and nine months ended September 30, 2015, advertising revenue increased by 60% and 64%, respectively, compared to the three and nine months ended September 30, 2014. On a constant currency basis, advertising revenue in the three and nine months ended September 30, 2015, using the prior year’s monthly exchange rates for our settlement currencies other than the U.S. dollar, would have increased 67% and 72%, respectively, compared to the three and nine months ended September 30, 2014. Advertising revenue generated from the sale of our advertising services on our owned and operated platform in the three and nine months ended September 30, 2015 was $446.9 million and $1.24 billion, respectively, as compared to $315.2 million and $818.7 million in the three and nine months ended September 30, 2014, respectively. Advertising revenue generated from the sale of our advertising services on third party publishers’ websites, applications and other offerings in the three and nine months ended September 30, 2015 was $66.0 million and $109.7 million, respectively, as compared to $5.0 million in both the three and nine months ended September 30, 2014. The overall increases in advertising revenue were primarily attributable to 165% and 87% increases in the number of ad engagements, offset by 39% and 12% decreases in average cost per ad engagement in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Advertising revenue was also driven by growth in our advertising base and benefited from sales of our Promoted Products on our mobile application as well as from increases in international revenue in both the three and nine months ended September 30, 2015 as compared to the same periods in 2014.

In the three and nine months ended September 30, 2015, data licensing and other revenue increased by 37% and 54%, respectively, compared to the three and nine months ended September 30, 2014. The increases were attributable to mobile advertising exchange services as well as the increase of data licensing fees which included additional offering of “Gnip”-branded products that we started offering during the second quarter of 2014.

Cost of Revenue

Cost of revenue consists primarily of data center costs related to our co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs, as well as depreciation of our servers and networking equipment, and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams. Cost of revenue also includes other direct costs, amortization of acquired intangible assets and capitalized labor costs, allocated facilities costs, as well as traffic acquisition costs (“TAC”). TAC are costs we incur with third parties in connection with the sale of our advertising products on third-party publishers’ websites, applications or other offerings collectively resulting from acquisition of businesses, including TellApart (acquired in 2015) and TapCommerce (acquired in 2014), and from our organically-built advertising network, Twitter Audience Platform. Many of the elements of our cost of revenue are relatively fixed, and cannot be reduced in the near term to offset any decline in our revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Cost of revenue	$200,195	$124,166	61%	$511,293	$309,696	65%
Cost of revenue as a percentage of revenue	35%	34%		34%	34%

In the three months ended September 30, 2015, cost of revenue, which included TAC of $41.5 million, increased by $76.0 million compared to the three months ended September 30, 2014. The increase was attributable to a $37.8 million increase in TAC, a $24.8 million increase in networking, hosting and data center costs related to our co-located facilities, a $14.2 million increase in depreciation expense related to additional server and networking equipment and amortization of acquired intangible assets, and a $5.7 million increase in other direct costs, offset by a $6.5 million decrease in personnel-related costs, mainly driven by a decrease in average employee headcount.

In the nine months ended September 30, 2015, cost of revenue, which included TAC of $70.0 million, increased by $201.6 million compared to the nine months ended September 30, 2014. The increase was attributable to a $66.2 million increase in TAC, a $61.7 million increase in networking, hosting and data center costs related to our co-located facilities, a $60.1 million increase in depreciation expense related to additional server and networking equipment and amortization of acquired intangible assets, and a $19.0 million increase in other direct costs, offset by a $5.4 million decrease in personnel-related costs.

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased activity on our platform. We expect that cost of revenue will increase in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue. We do not expect the restructuring and reduction in force we announced on October 13, 2015 will affect our costs and future expenses as we intend to reinvest any savings in our most important priorities to drive growth.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Research and development	$207,937	$183,342	13%	$596,590	$509,828	17%
Research and development as a percentage of revenue	37%	51%		40%	55%

In the three months ended September 30, 2015, research and development expenses increased by $24.6 million compared to the three months ended September 30, 2014. The increase was attributable to an $11.3 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions, a $7.9 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, and a $5.4 million decrease in capitalization of costs associated with developing software for internal use.

In the nine months ended September 30, 2015, research and development expenses increased by $86.8 million compared to the nine months ended September 30, 2014. The increase was attributable to a $74.5 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense and a $30.6 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions. These increases were offset by an $18.3 million increase in capitalization of costs associated with developing software for internal use.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Sales and marketing	$208,797	$164,015	27%	$594,302	$410,511	45%
Sales and marketing as a percentage of revenue	37%	45%		39%	44%

In the three months ended September 30, 2015, sales and marketing expenses increased by $44.8 million compared to the three months ended September 30, 2014. The increase was attributable to an $18.6 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions, an $11.6 million increase in personnel-related costs, mainly driven by an increase in average employee headcount, and a $14.6 million increase in various other marketing and sales-related expenses.

In the nine months ended September 30, 2015, sales and marketing expenses increased by $183.8 million compared to the nine months ended September 30, 2014. The increase was attributable to a $72.1 million increase in personnel-related costs, mainly driven by an increase in average employee headcount, a $46.8 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions, and a $64.9 million increase in various other marketing and sales-related expenses.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
General and administrative	$57,545	$51,174	12%	$188,231	$134,602	40%
General and administrative as a percentage of revenue	10%	14%		12%	15%

In the three months ended September 30, 2015, general and administrative expense increased by $6.4 million compared to the three months ended September 30, 2014. The increase was attributable to an $8.0 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and an increase of $4.1 million in fees and costs for professional services, offset by a $5.7 million decrease in unallocated facilities and other supporting costs.

In the nine months ended September 30, 2015, general and administrative expense increased by $53.6 million compared to the nine months ended September 30, 2014. The increase was attributable to a $47.1 million increase in personnel-related costs, mainly driven by an increase in average employee headcount and recognition of stock-based compensation expense, and an increase of $11.9 million in fees and costs for professional services, offset by a $5.4 million decrease in unallocated facilities and other supporting costs.

We plan to continue to expand our business both domestically and internationally, and expect to increase the size of our general and administrative function to help grow our business. We expect that general and administrative expenses will increase in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

Interest Expense

Interest expense consists primarily of interest expense incurred in connection with the $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, and interest expense related to capital leases and other financing facilities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Interest expense	$25,239	$6,079	315%	$73,995	$11,835	525%

In the three and nine months ended September 30, 2015, interest expense increased by $19.2 million and $62.2 million, respectively, compared to the three and nine months ended September 30, 2014. The increases were primarily attributable to a full quarter of interest expense recorded in the third quarter of 2015 that was related to the amortization of the debt discount and accrued coupon interest expense of the Notes as compared to partial quarter of interest expense recorded in the third quarter of 2014, as the Notes were issued in the third quarter of 2014. Interest expense in the three and nine months ended September 30, 2015, was comprised of $23.2 million and $67.0 million, respectively, of total interest expense related to the Notes as well as the credit facility and $2.0 million and $7.0 million, respectively, related to capital leases of equipment. Interest expense increased in absolute dollars until September 2015 because the Notes were issued in the third quarter of 2014 and therefore we only recorded additional interest expense from the Notes starting in late 2014. Historically, we incurred interest expense primarily from capital leases of equipment.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$1,948	$(7,795)	(125)%	$10,378	$(4,138)	(351)%

Other income (expense), net, changed by $9.7 million and $14.5 million in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The changes were attributable to favorable foreign currency exchange impacts from our foreign currency-denominated assets and liabilities as well as derivative financial instruments. Other income, net in the three months ended September 30, 2015 was comprised of $4.3 million of interest and other income, offset by $2.4 million of foreign currency exchange loss. Other income, net in the nine months ended September 30, 2015, was comprised of $7.5 million of interest and other income and $2.9 million of foreign currency exchange gain.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions which are expected to fluctuate based on the pre-tax results within and outside of the United States and will also be impacted by our allocation of centrally incurred costs to foreign jurisdictions.  Our future effective tax rate will also be affected by the changes in tax rates and tax regulations, the impact of tax examinations, the impact of business combinations, and changes in valuation allowance. In addition, the provision is impacted by deferred income taxes and changes in the related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$3,162	$159	$(15,679)	$(4,218)

Our provision for income taxes in the three months ended September 30, 2015 increased $3.0 million compared to the three months ended September 30, 2014. The increase in the three months provision was primarily due to a decrease in deferred tax benefits arising from acquisitions and an increase in foreign income tax expenses. Our benefit from income taxes in the nine months ended September 30, 2015 increased by $11.5 million compared to the nine months ended September 30, 2014. The increase in the income tax benefit was primarily due to deferred tax benefits arising from acquisitions in the first two quarters of 2015, partially offset by the increase in foreign income tax expenses.

On July 27, 2015, the United States Tax Court issued an opinion (Altera Corp. et al. v. Commissioner), which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs.  While the opinion is subject to being issued as a final decision and is also subject to appeal by the Internal Revenue Service, we filed our 2014 federal tax return based upon the opinion rendered in this case, which we believe will more likely than not be sustained, and which resulted in an increase in the 2014 net operating loss in the U.S jurisdiction with a commensurate decrease in the overall pre-tax loss in foreign jurisdictions. As we maintain a full valuation allowance on our U.S deferred tax assets, no benefit was realized in the financial statements as a result of this filing position. On an ongoing basis, stock-based compensation will be excluded from intercompany charges.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(430,795)	$(452,468)
Net cash provided by operating activities	283,828	38,478
Net cash used in investing activities	(834,662)	(235,710)
Net cash provided by (used in) financing activities	(68,210)	1,612,550

Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested in short-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. In the third quarter of 2014, we also received net proceeds of approximately $1.74 billion from the issuance of the Notes and warrants, after deducting the initial purchasers’ discount, debt issuance costs and convertible note hedge transactions. We expect that we will continue to incur additional cash interest expense for the term of the Notes.

As of September 30, 2015, we had $3.49 billion of cash, cash equivalents and short-term investments in marketable securities, of which $154.2 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate certain of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Credit Facility

In October 2013, we entered into a revolving credit agreement with certain lenders which provided for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Our obligations under the credit facility are guaranteed by one of our wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payment of dividends. As of September 30, 2015, no amounts had been drawn under the credit facility.

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

Cash provided by operating activities in the nine months ended September 30, 2015 was $283.8 million, an increase in cash inflow of $245.4 million compared to the nine months ended September 30, 2014. Cash provided by operating activities was driven by a net loss of $430.8 million, as adjusted for the exclusion of non-cash expenses totaling $781.8 million, of which $523.9 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $67.2 million.

Cash provided by operating activities in the nine months ended September 30, 2014 was $38.5 million. Cash provided by operating activities was driven by a net loss of $452.5 million, as adjusted for the exclusion of non-cash expenses totaling $605.5 million, of which $454.4 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $114.5 million.

Investing Activities

Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities and acquisitions of businesses and other activities.

Cash used in investing activities in the nine months ended September 30, 2015 was $834.7 million, an increase in cash outflow of $599.0 million compared to the nine months ended September 30, 2014. The increase in cash outflow was due to an increase in the purchases of marketable securities of $1.47 billion, a $134.0 million increase in purchases of property and equipment and a $2.5 million increase in expenditures on other investing activities. Such increase in cash outflow was partially offset by the increase of proceeds from sales and maturities of marketable securities of $894.3 million and a net decrease of $111.8 million in cash used in business combinations.

We anticipate making capital expenditures in 2015 of no more than $400 million, a portion of which we will finance through capital leases, as we continue to expand our co-located data centers and our office facilities.

Financing Activities

Our primary financing activities consist of issuance of securities, capital lease financing and stock option exercises by employees and other service providers.

Cash used in financing activities in the nine months ended September 30, 2015 was $68.2 million compared to $1.61 billion cash provided by financing activities in the nine months ended September 30, 2014. The change was due to a net proceeds of $1.66 billion from the issuance of convertible notes in the third quarter of 2014, an increase in repayments of capital lease obligations of $16.3 million and a net $16.3 million decrease in proceeds from option exercises and purchases under our ESPP, offset by a $12.0 million decrease in tax payments related to net share settlements of equity awards and other activities.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2015.

Contractual Obligations

In 2015 we entered into various office space leases for an aggregate future minimum payment of approximately $95.7 million with contractual lease periods expiring through 2028.  There were no other material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We may temporarily sublease some of our office space to the extent we are not fully utilizing it.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of September 30, 2015, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $17.2 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency losses were $2.4 million, $8.1 million and $6.4 million for the three months ended September 30, 2015, and three and nine months ended September 30, 2014, respectively. Net realized and unrealized gain was $2.9 million for the nine months ended September 30, 2015. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The size of our user base and our users’ level of engagement are critical to our success. We had 320 million average MAUs in the three months ended September 30, 2015, representing a 11% increase from 287 million average MAUs in the three months ended September 30, 2014. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Argentina, Brazil, India, Japan and Philippines to continue to be higher than our user growth rate in the United States. To the extent our logged-in user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter and monetizing our total audience. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

•

users, including influential users, such as world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands or certain age demographics, engage with other products, services or activities as an alternative to ours;

•	we are unable to convince potential or new users of the value and usefulness of our products and services;
•	there is a decrease in the perceived quantity, quality, usefulness or relevance of the content generated by our users;
•	we fail to introduce new and improved products or services or if we introduce new or improved products or services that are not favorably received or that negatively affect user engagement;

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

•	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful and relevant to them;
•	users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance and prominence of ads that we display;
•	there are user concerns related to privacy and communication, safety, security, spam or other hostile or inappropriate usage or other factors;
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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 90% of our revenue from advertising in each of the fiscal year ended December 31, 2014 and the nine months ended September 30, 2015. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Advertising agencies and potential new advertisers may view our Promoted Products as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile and traditional advertising platforms. Additionally, since our initial public offering, our revenue growth has been primarily driven by increases in the number of our users and increases in our ad load driven by strong advertiser demand as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited on certain days by available advertising inventory for specific ad types if we do not increase the number of our users, their engagement or monetize our larger global audience.  Our advertising revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement with the ads on our platform and those that we serve off of our platform;
•	decreases in the size of our user base or user growth rate;
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

•	decreases in the cost per ad engagement;
•	failure to effectively monetize our growing international user base, our logged-out audience or our syndicated audience;
•	loss of advertising market share to our competitors;
•	the degree to which users access Twitter content through applications that do not contain our ads;
•	any arrangements or other partnerships with third parties to share our revenue;
•	our new advertising strategies do not gain traction;
•	the impact of new technologies that could block or obscure the display of our ads;
•	adverse legal developments relating to advertising or measurement tools related to the effectiveness of advertising, including legislative and regulatory developments, and developments in litigation;

•	our inability to create new products, product features and services that sustain or increase the value of our advertising services to both our advertisers and our users;
•	changes to our products or development of new products or product features that decrease users’ ad engagements or limit the types of user interactions that we count as ad engagements;
•	the impact of fraudulent clicks or spam on our Promoted Products and our users;
•	changes in the way our advertising is priced; and
•	the impact of macroeconomic conditions and conditions in the advertising industry in general.

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

We believe that our ability to compete effectively for users depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors;
•	the amount, quality and timeliness of content generated by our users;
•	the timing and market acceptance of our products and services;
•	the continued adoption of our products and services internationally;
•	our ability, in and of itself and in comparison to the ability of our competitors, to develop new products and services and enhancements to existing products and services;
•	the frequency and relative prominence of the ads displayed by us or our competitors;
•	our ability to establish and maintain relationships with platform partners that integrate with our platform;
•	our ability to develop a reliable, scalable, secure, high-performance technology infrastructure that can efficiently handle increased usage globally;
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

We also face significant competition for advertiser spend. The substantial majority of our revenue is currently generated through third parties advertising on Twitter, and we compete against online and mobile businesses, including those referenced above, and traditional media outlets, such as television, radio and print, for advertising budgets. We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Yahoo Ad Exchange, AOL’s Ad.com and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. In order to grow our revenue and improve our operating results, we must increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets.

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

Our quarterly operating results have fluctuated in the past and will fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicators of future performance. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to grow our user base and user engagement;
•	our ability to attract and retain advertisers and platform partners;
•	the pricing of our products and services;
•	the development and introduction of new products or services or changes in features of existing products or services;
•	the impact of competitors or competitive products and services;
•	our ability to maintain or increase revenue;
•	our ability to maintain or improve gross margins and operating margins;

•	increases in research and development, marketing and sales and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	stock-based compensation expense;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs;
•	system failures resulting in the inaccessibility of our products and services;
•	breaches of security or privacy, and the costs associated with remediating any such breaches;
•	adverse litigation judgments, settlements or other litigation-related costs, and the fees associated with investigating and defending claims;
•	changes in the legislative or regulatory environment, including with respect to security, privacy or enforcement by government regulators, including fines, orders or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	changes in U.S. generally accepted accounting principles; and
•	changes in global business or macroeconomic conditions.

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

Our growth strategy also depends on our ability to attract and retain highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Because of our initial public offering, many of our employees are able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. We may need to invest significant amounts of cash and equity to attract and retain new employees and we may never realize returns on these investments. If we are not able to effectively attract and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

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

If our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 79% of our average MAUs in the three months ended September 30, 2015, but our international revenue, as determined based on the billing location of our advertisers, was only 35% of our consolidated revenue in the three months ended September 30, 2015. Our inability to successfully expand internationally could adversely affect our business, financial condition and operating results.

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

Our ability to convince potential and new users of the value of our products and services is critical to increasing our user base and to the success of our business.

We have developed a global platform for public self-expression and conversation in real time, and the market for our products and services is relatively new and may not develop as expected, if at all. Despite our efforts to reduce barriers to consumption, people who are not our users may not understand the value of our products and services and new users may initially find our product confusing. There may be a perception that our products and services are only useful to users who tweet, or to influential users with large audiences. Convincing potential and new users of the value of our products and services is critical to increasing our user base and to the success of our business.

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

Since our inception, we have incurred significant operating losses, and, as of September 30, 2015, we had an accumulated deficit of $2.00 billion. Although our revenue has grown rapidly, increasing from $28.3 million in 2010 to $1.40 billion in 2014, we expect that our revenue growth rate will continue to slow in the future as a result of a variety of factors, including the decline in the growth rate of our user base. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully develop new products and services and expand internationally. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

Our ability to increase the size and engagement of our user base, attract advertisers and platform partners and generate revenue will depend in part on our ability to improve existing products and services and create successful new products and services, both independently and in conjunction with third parties. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, in 2015, we introduced Periscope, a mobile application that lets users share and experience live video from their mobile phones and in 2013, we introduced Vine, a mobile application that enables users to create and distribute videos that are up to six seconds in length, and #Music, a mobile application that helped users discover new music and artists based on Twitter data profiles, which we discontinued in 2014. Also, we recently introduced new features to Twitter such as “Moments”, a curated collection of Tweets, photos, videos, Vines and Periscope broadcasts about current news stories or events; “While You Were Away,” which surfaces Tweets a logged-in user may have missed since last accessing Twitter; and Instant Timeline, which helps create a timeline for new users as well as new features to our Promoted Tweets like promoted video ads.  If new or enhanced products, product features or services fail to engage users, platform partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives, such as the Nielsen Twitter TV Rating, that do not directly generate revenue but which we believe will enhance our attractiveness to users, platform partners and advertisers. In the future, we may invest in new products, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

We expect to invest in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. As of September 30, 2015, we had over 4,200 employees, an increase of approximately 700 full-time employees since September 30, 2014. We intend to continue to make investments to expand our operations, research and development, sales and marketing and general and administrative organizations, as well as our international operations. We face significant competition for employees, particularly engineers, designers and product managers, from other Internet and high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. In addition, as we have grown, we have significantly expanded our operating lease commitments. As we continue to evolve, we are subject to the risks of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and to the challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. In addition, we may not be able to innovate or execute as quickly as a smaller, more efficient organization. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

Providing our products and services to our users is costly and we expect our expenses to continue to increase in the future as we broaden our user base and increase user engagement, as users increase the amount of content they contribute, and as we develop and implement new features, products and services that require more infrastructure, such as our mobile video products, Vine and Periscope. In addition, our operating expenses, such as our research and development expenses and sales and marketing expenses, have grown rapidly as we have expanded our business. Historically, our costs have increased each year due to these factors and we expect to continue to incur increasing costs to support our anticipated future growth. We expect to continue to invest in our infrastructure so that we can provide our products and services rapidly and reliably to users around the world, including in countries where we do not expect significant near-term monetization. Continued growth could also strain our ability to maintain reliable service levels for our users and advertisers, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. As a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Our expenses may grow faster than our revenue, and our expenses may be greater than we anticipate. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

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

One of the reasons people come to Twitter is for real-time information. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses and denial of service or fraud or security attacks. For instance, in March 2014, we experienced unexpected complications that made Twitter unavailable for many users for approximately fifteen minutes. We rolled back the change that caused such complications as soon as we identified the issue and Twitter fully recovered within approximately forty-five minutes of the initial service disruption. Additionally, although we are investing significantly to improve the capacity, capability and reliability of our infrastructure, we are not currently serving traffic equally through our co-located data centers that support our platform. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our products and services may become inaccessible to the public or the public may experience difficulties accessing our products and services. Any disruption or failure in our infrastructure could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business.

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
•

compliance with applicable foreign laws and regulations, including laws and regulations with respect to privacy, data security, consumer protection, spam and content, and the risk of penalties to our users and individual members of management if our practices are deemed to be out of compliance;

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

Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, in March 2014, we were alerted to, and fixed, a bug in our system that, for approximately 94,000 protected accounts under rare circumstances, allowed non-approved followers to receive protected tweets via SMS or push notifications since November 2013. Additionally, in September 2015, we experienced a brief service outage during which Twitter.com was inaccessible as a result, in part, of a software misconfiguration in one of our infrastructure components. Some errors in our software code may only be discovered after the product or service has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of platform partners, loss of advertisers or advertising revenue or liability for damages, any of which could adversely affect our business and operating results.

Our business is subject to complex and evolving U.S. and foreign laws and regulations. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or declines in user growth, user engagement or ad engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, rights of publicity, data protection, content regulation, intellectual property, competition, protection of minors, consumer protection, credit card processing and taxation. Many of these laws and regulations are still evolving and being tested in courts.  As a result, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from country to country and inconsistent with our current policies and practices and in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. Additionally, the introduction of new products or services may subject us to additional laws and regulations.

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy of users and others. While we strive to comply with applicable data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to so comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others.  Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, regulation relating to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for entities processing personal information and significant penalties for non-compliance.  Additionally, recently the Court of Justice of the European Union invalidated the EU – U.S. Safe Harbor Framework. We rely upon the EU – U.S. Safe Harbor Framework to transfer certain personal information of European Union residents to the United States, and revocation of the Safe Harbor Framework could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. There is no guarantee that a new safe harbor mechanism will be agreed upon by the United States and the European Union. Any new safe harbor mechanism could include significant data transfer restrictions that could impact our business or result in substantial expense to implement. Any of these could disrupt our business.

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

Our commerce efforts depend on third parties and is subject to evolving laws and regulations.

Over the last year, we have built commerce solutions that connect customers and retail partners.  This includes enabling users to make purchases within a Tweet, load offers directly to a credit or debit card, and browse or shop collections of products without leaving Twitter.

We have relationships with third parties that perform a variety of functions such as credit card processing, tokenization, vaulting, currency conversion, fraud prevention and data security audits. If these third parties do not perform adequately or if our relationships with these third parties terminate, our retail partners’ ability to conduct business on Twitter could be adversely affected and our business and operating results could be adversely affected.

The laws and regulations related to e-commerce and payments are complex, subject to change, and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time, effort and expense to comply with applicable laws and regulations. Any failure or claim of our failure to comply, or any failure or claim of failure by the above-mentioned third parties to comply, could increase our costs or could result in liabilities.  Additionally, because Twitter accepts payment via credit cards and is certified as a PCI Level 1 service provider, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard.

We may face lawsuits or incur liability as a result of content published or made available through our products and services.

We have faced and will continue to face claims relating to content that is published or made available through our products and services or third-party products or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, illegal content, content regulation and personal injury torts. The laws relating to the liability of providers of online products or services for activities of their users remains somewhat unsettled, both within the United States and internationally. This risk may be enhanced in certain jurisdictions outside the United States where we may be less protected under local laws than we are in the United States. In addition, the public nature of communications on our network exposes us to risks arising from the creation of impersonation accounts intended to be attributed to our users or advertisers. We could incur significant costs investigating and defending these claims. If we incur material costs or liability as a result of these occurrences, our business, financial condition and operating results could be adversely affected.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our trade secrets, trademarks, copyrights, patents and other intellectual property rights are important assets. We rely on, and expect to continue to rely on, a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, trade secret and patent laws, to protect our brand and other intellectual property rights. However, various events outside of our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our products and services are available. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business.

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

We also seek to obtain patent protection for some of our technology and as of September 30, 2015, we had 979 issued U.S. patents. We may be unable to obtain patent protection for our technologies, and our existing patents, and any patents that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

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

Companies in the Internet, technology and media industries are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. Many companies in these industries, including many of our competitors, have substantially larger patent and intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for patent, or other intellectual property infringement. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to assert claims in order to extract value from technology companies. From time to time we receive claims from third parties which allege that we have infringed upon their intellectual property rights. Further, from time to time we may introduce new products, product features and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, although our standard terms and conditions for our Promoted Products and public APIs do not provide advertisers and platform partners with indemnification for intellectual property claims against them, some of our agreements with advertisers, platform partners and data partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such advertisers, platform partners and data partners may also discontinue use of our products, services and technologies as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business.

We presently are involved in a number of intellectual property lawsuits, and as we face increasing competition and gain an increasingly high profile, we expect the number of patent and other intellectual property claims against us to grow. There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology, which could require significant effort and expense or discontinue use of the technology. An unfavorable resolution of the disputes and litigation referred to above could adversely affect our business, financial condition and operating results.

Many of our products and services contain open source software, and we license some of our software through open source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.

We use open source software in our products and services and will use open source software in the future. In addition, we regularly contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and anticipate doing so in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software may pose greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.

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

Our metrics are also affected by mobile applications that automatically contact our servers for regular updates with no discernable user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. The calculations of MAUs presented in this Quarterly Report on Form 10-Q may be affected by this activity. The impact of this automatic activity on our metrics varies by geography because mobile application usage varies in different regions of the world. In addition, our data regarding user geographic location is based on the IP address or phone number associated with the account when a user initially registered the account on Twitter. That IP address or phone number may not always accurately reflect a user’s actual location at the time of such user’s engagement on our platform. We present and discuss our total audience based on both internal metrics and data from Google Analytics, which measures unique visitors to our properties.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 1, 2010 to September 30, 2015, we increased the size of our workforce by more than 4,100 full-time employees, and we expect to continue to make investments in our employees. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

We rely in part on application marketplaces and Internet search engines to drive traffic to our products and services, and if we fail to appear high up in the search results or rankings, traffic to our platform could decline and our business and operating results could be adversely affected.

We rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our mobile applications. In the future, Apple, Google or other operators of application marketplaces may make changes to their marketplaces which make access to our products and services more difficult. We also depend in part on Internet search engines, such as Google, Apple Spotlight, Bing and Yahoo, to drive traffic to our website. For example, when a user types an inquiry into a search engine, we rely on a high organic search result ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high organic search result rankings is not within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ SEO efforts are more successful than ours, the growth in our user base could slow. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our mobile applications or website through application marketplaces and search engines could harm our business and operating results.

More people are using devices other than personal computers to access the Internet and new platforms to produce and consume content, and we need to continue to promote the adoption of our mobile applications, and our business and operating results may be harmed if we are unable to do so.

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended September 30, 2015, 86% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, most users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

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

Servicing our convertible senior notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under such notes, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of such notes.

In 2014, we issued $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, in private placements to qualified institutional buyers. As of September 30, 2015, we had a total par value of $1.89 billion of outstanding Notes.

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

Under generally accepted accounting principles in the United States, or U.S. GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2015, we had recorded a total of $1.27 billion of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $21.01, through September 30, 2015. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, our credit facility contains restrictions on payments including payments of cash dividends. Consequently, investors may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

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

TWITTER, INC.

Date: November 6, 2015	By:	/s/ Jack Dorsey
Jack Dorsey
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Anthony Noto
Anthony Noto
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Letter Agreement between Twitter, Inc. and Omid R. Kordestani, dated as of October 13, 2015.	8-K		10.1	October 16, 2015
10.2	Contribution Agreement, dated October 22, 2015, by and between Twitter, Inc. and the Jack Dorsey Revocable Trust dated December 8, 2010.	8-K		10.1	October 23, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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