Form 10-K
period 2015-12-31
TWITTER, INC.
filed 2016-02-29
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2015 as reported by the New York Stock Exchange on such date was approximately $21,559,514,818.  Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of February 17, 2016 was 697,726,321.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement of our users;
•	our ability to develop or acquire new products, product features and services, improve our existing products and services and increase the value of our products and services;
•	our business strategies, plans and priorities, including our plans for growth and refinement of our core service;
•	our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth rate and the continued usage of our mobile applications;
•	our ability to increase our revenue and our revenue growth rate;
•	our ability to improve user monetization, including of our logged out and syndicated audiences;
•	our future financial performance, including trends in cost per ad engagement, revenue, cost of revenue, operating expenses and income taxes;
•	our expectations regarding outstanding litigation;
•	the effects of seasonal trends on our results of operations;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our ability to successfully enter new markets and manage our international expansion, including our ability to operate in those countries.

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

The numbers of active users presented in this Annual Report on Form 10-K are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that false or spam accounts represented less than 5% of our MAUs as of December 31, 2014. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, and in the past have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of accounts. Spam accounts that we have identified are not included in the active user numbers presented in this Annual Report on Form 10-K. We treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

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

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. We present and discuss our total audience based on both internal metrics and relying on data from Google Analytics, which measures logged-out visitors to our properties.

PART I

Item 1. BUSINESS

Overview

Twitter gives everyone the power to create and share ideas and information instantly without barriers. Our service is live—live commentary, live connections, live conversations. Whether it is breaking news, entertainment, sports, or everyday topics, hearing about and watching a live event unfold is the fastest way to understand the power of Twitter. Twitter has always been considered a "second screen" for what is happening in the world and we believe we can become the first screen for everything that is happening now. And by doing so, we believe we can build the planet’s largest daily connected audience.

Our current strategy for 2016 consists of the following objectives:

•

Our Users.  We are committed to refining our core service to better enable people to more easily create, share and consume content that is important to them. As part of that strategy, we will be focusing on live streaming video, which we believe is a strong complement to the live nature of Twitter. We will also be working toward giving our creators and influencers better tools to build and connect with their fans and audience through Twitter. Finally, we intend to invest more resources in making our platform safer by implementing technology to better detect the use of repeat abusive accounts, making it simpler for our users to report multiple abusive Tweets or accounts, and giving people simpler tools to curate and control their experience on Twitter.

•

Our Advertisers.  Our three main initiatives to improve our advertisers’ ability to connect with their customers are: (i) building a rich canvas for marketers by incorporating additional features such as video into our Promoted Products, (ii) increasing advertisers’ return on investment, or ROI, with improved measurement, bidding and relevance capabilities and (iii) increasing advertisers’ scale and reach by leveraging Twitter’s unique global audience.

•

Our Developers.  We are committed to providing a platform for developers to build, grow, and generate revenue with their sites and apps. In turn, we believe that these sites and apps provide us with strategic value by enabling us to demonstrate the importance of Tweets and extend their reach beyond Twitter.

Products and Services for Users

Twitter.  Twitter is a global platform for public self-expression and conversation in real time. By developing a way for people to consume, create, distribute and discover content, Twitter has democratized content creation and distribution. The audience for Twitter is not limited to our logged-in users on the Twitter platform, but rather extends to a larger global audience.

The public nature of the Twitter platform allows us and others to extend the reach of Twitter content beyond our properties. Media outlets and our platform partners distribute Tweets beyond our properties to complement their content by making it more timely, relevant and comprehensive. These outlets and partners also add value to our user experience by contributing content to our platform. Many of the world’s most trusted media outlets, including the BBC, CNN and Times of India, regularly use Twitter as a platform for content distribution.

Periscope and Vine.  Our mobile application, Periscope, lets anyone broadcast and watch video live with others. We recently added the ability to broadcast from a GoPro camera, and to watch any broadcast live from a Tweet. Pairing Periscope with Twitter gives broadcasters greater distribution (anywhere a Tweet can be displayed, a Periscope can too) and the ability to integrate into our revenue products. Vine is a mobile application that enables users to create and distribute short looping videos of up to six seconds in length. We do not currently monetize videos on Periscope or Vine, other than to the extent they can be integrated into our revenue products.

Products and Services for Advertisers

Our Promoted Products enable our advertisers to promote their brands, products and services, amplify their visibility and reach, and extend the conversation around their advertising campaigns. We enable our advertisers to target an audience based on a variety of factors, including a user’s Interest Graph. The Interest Graph maps, among other things, interests based on users followed and actions taken on our platform, such as Tweets created and engagement with Tweets. We believe a user’s Interest Graph produces a clear and real-time signal of a user’s interests, greatly enhancing the relevance of the ads we can display for users and enhancing our targeting capabilities for advertisers. Our Promoted Products are incorporated into our platform as native advertising and are designed to be as compelling and useful to our users as organic content on our platform.

Currently, our Promoted Products (all of which are labeled “promoted” within Twitter) consist of:

•

Promoted Tweets. Promoted Tweets appear within a user’s timeline or search results just like an ordinary Tweet regardless of device. Using our proprietary algorithm and understanding of each user’s Interest Graph, we can deliver Promoted Tweets that are intended to be relevant to a particular user. Our goal is to enable advertisers to create and optimize successful marketing campaigns — and pay only for the user actions that are aligned with their marketing objectives. As a result, we have added product features to Promoted Tweets campaigns based on advertiser objectives, which may include Tweet engagements (e.g., retweets, replies and likes), app installs or engagements, website clicks or conversions, or video views.

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

Our technology platform and information database enable us to provide targeting capabilities based on audience attributes like geography, interests, keyword, television conversation, event and devices that make it possible for advertisers to promote their brands, products and services, amplify their visibility and reach, and complement and extend the conversation around their advertising campaigns.

Our platform also allows customers to advertise across the mobile ecosystem, both on Twitter’s owned and operated properties as well as off Twitter on third party publishers’ websites, applications and other offerings, across the full user lifecycle — from acquiring new users to engaging existing users. We enable advertisers to extend their reach beyond Twitter through:

•	MoPub, our mobile-focused advertising exchange, which combines ad serving, ad network mediation and a real-time bidding exchange into one comprehensive monetization platform.
•

Twitter Audience Platform, an advertising offering that enables advertisers to extend their advertising campaigns with Twitter Promoted Products to audiences off Twitter while retaining access to Twitter’s measurement, targeting and creative tools.

•	Performance marketing offering built upon TellApart technology, which provides retailers and e-commerce advertisers unique retargeting capabilities across desktop and mobile web.

Products for Developers

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

Our Fabric platform offers lightweight modular software development kits that help developers build more stable applications, gives them mobile analytics, the ability to generate revenue through Twitter’s mobile-focused advertising exchange, MoPub, and allows them to tap into Twitter’s sign-in systems for simpler identity verification. Fabric also provides a simple way for developers to incorporate real-time Twitter content for greater syndication.

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

Competition

Our business is characterized by rapid technological change, frequent product innovation and continuously evolving user, advertiser, platform partner and developer preferences and expectations. We face significant competition in every aspect of our business, including from companies that provide tools to facilitate communications and the sharing of information, companies that enable marketers to display advertising, other online ad networks, exchanges and platforms, and companies that provide development platforms for application developers. We compete to attract, engage, and retain people who use our products, to attract and retain marketers, and to attract and retain developers to build compelling mobile and web applications that integrate with our products. We also compete to attract and retain employees, especially software engineers, designers, and product managers.

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

Technology, Research and Development

Twitter is composed of a set of core, scalable and distributed services that are built from proprietary and open source technologies. These systems are capable of delivering billions of short messages to hundreds of millions of people a day in an efficient and reliable way. We continue to invest in our existing products and services as well as develop new products and services through research and product development.

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

Since our inception, our user base has grown primarily by word-of-mouth. Historically, we have built our brand through these efforts and increased usage of Twitter worldwide with relatively minimal marketing costs. However, we began to spend more on sales and marketing in 2015 than we have had historically, and expect our sales and marketing expense to continue to increase in absolute dollars in 2016.

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

As of December 31, 2015, we had 990 issued patents in the United States and foreign countries relating to message distribution, graphical user interfaces, security and related technologies. Our issued United States patents are expected to expire between 2016 and 2033.

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

In May 2013, we implemented our Innovator’s Patent Agreement, or IPA, which we enter into with our employees and consultants, including our founders. We implemented the IPA because we were concerned about the recent proliferation of offensive patent lawsuits, including lawsuits by “non-practicing entities.” We are also encouraging other companies to implement the IPA in an effort to reduce the number of patents with offensive rights that may be transferred to third parties, including non-practicing entities. We believe that a reduction in the number of patents with transferrable offensive rights may reduce the number of offensive lawsuits that may be filed, particularly by non-practicing entities.

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

Twitter users may be restricted from accessing Twitter from certain countries, and other countries have intermittently restricted access to Twitter. For example, Twitter is not directly accessible in China and has been blocked in the past in Turkey. It is possible that other governments may seek to restrict access to or block our website or mobile applications, censor content available through our products or impose other restrictions that may affect the accessibility or usability of Twitter for an extended period of time or indefinitely. For instance, some countries have enacted laws that allow websites to be blocked for hosting certain types of content.

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

Employees

As of December 31, 2015, we had 3,898 full-time employees.

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

We broadcast via Periscope and/or webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intends to continue to use, our investor relations website, as well as certain Twitter accounts (@jack, @twitter and @twitterIR), as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

The size of our user base and our users’ level of engagement are critical to our success. We had 320 million average MAUs in the three months ended December 31, 2015, representing a 9% increase from 292 million average MAUs in the three months ended December 31, 2014, and flat versus the three months ended September 30, 2015. In the three months ended December 31, 2015, MAUs, excluding SMS Fast Followers, grew 6% year-over-year to 305 million, but were down on a sequential basis for the three months ended September 30, 2015. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Argentina, Brazil, France, India, Japan and the Philippines, to continue to be higher than our user growth rate in the United States. To the extent our logged-in user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter, and monetizing our total audience on logged-out usage and syndicated properties as well as increasing revenue growth from the sale to advertisers of our advertising products which we place on third party publishers’ websites, applications and other offerings. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

•

users, including influential users, such as world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands or certain age demographics, engage with other products, services or activities as an alternative to ours;

•	we are unable to convince potential or new users of the value and usefulness of our products and services;
•	there is a decrease in the perceived quantity, quality usefulness or relevance of the content generated by our users;
•	we fail to introduce new and improved products or services or if we introduce new or improved products or services that are not favorably received or that negatively affect user engagement;
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

We believe that returning to meaningful MAU growth is dependent on improving our product and feature offerings to demonstrate our value proposition to a larger audience. If we are unable to increase our user base, user growth rate or user engagement, or if these metrics decline, our products and services could be less attractive to potential new users, as well as to advertisers and platform partners, which would have a material and adverse impact on our business, financial condition and operating results.

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 90% of our revenue from advertising in each of the fiscal years ended December 31, 2014 and 2015. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Advertising agencies and potential new advertisers may view our Promoted Products as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile and traditional advertising platforms. Additionally, since our initial public offering, our revenue growth has been primarily driven by increases in the number of our users and increases in our ad load driven by strong advertiser demand as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited on certain days by available advertising inventory for specific ad types if we do not increase the number of our users, their engagement or monetize our larger global audience. Our advertising revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement with the ads on our platform and those that we serve off or our platform;
•	decreases in the size of our user base or user growth rate;
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
•

our inability to help advertisers effectively target ads, including as a result of the fact that we do not collect extensive personal information from our users and that we do not have real-time geographic information for all of our users particularly for ads served through our app mobile-focused advertising exchange;

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

Competition for users of our products and services is intense. Although we have developed a global platform for public self-expression and conversation in real time, we face strong competition in our business. We compete against many companies to attract and engage users, including companies which have greater financial resources and substantially larger user bases, such as Facebook (including Instagram and WhatsApp), Google, LinkedIn, Microsoft and Yahoo, which offer a variety of Internet and mobile device-based products, services and content. For example, Facebook operates a social networking site with significantly more users than Twitter and has been introducing features similar to those of Twitter. In addition, Google may use its strong position in one or more markets to gain a competitive advantage over us in areas in which we operate, including by integrating competing features into products or services they control. As a result, our competitors may draw users towards their products or services and away from ours. This could decrease the growth or engagement of our user base, which, in turn, would negatively affect our business. We also compete against largely regional social media and messaging companies that have strong positions in particular countries.

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

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 80% of our average MAUs in the three months ended December 31, 2015, but our international revenue, as determined based on the billing location of our advertisers, was only 35% of our consolidated revenue in the three months ended December 31, 2015. Our inability to successfully expand internationally could adversely affect our business, financial condition and operating results.

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

Since our inception, we have incurred significant operating losses, and, as of December 31, 2015, we had an accumulated deficit of $2.09 billion. Although our revenue has grown rapidly, increasing from $28.3 million in 2010 to $2.22 billion in 2015, we expect that our revenue growth rate will slow in the future as a result of a variety of factors, including the decline in the growth rate of our user base. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully develop new products and services and expand internationally. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

Our new products, product features, services and initiatives and changes to existing products, services and initiatives could fail to attract users, platform partners and advertisers or generate revenue.

Our ability to increase the size and engagement of our user base, attract platform partners and advertisers and generate revenue will depend in part on our ability to improve existing products and services and create successful new products and services, both independently and in conjunction with third parties. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, in 2015, we introduced Periscope, a mobile application that lets users share and experience live video from their mobile phones and in 2013, we introduced Vine, a mobile application that enables users to create and distribute videos that are up to six seconds in length, and #Music, a mobile application that helped users discover new music and artists based on Twitter data profiles which we discontinued in 2014. Also, we recently introduced new features to Twitter such as “Moments”, a curated collection of Tweets, photos, videos, Vines and Periscope broadcasts about current news stories or events; “While You Were Away,” which surfaces Tweets a logged-in user may have missed since last accessing Twitter; and Instant Timeline, which helps create a timeline for new users as well as new features to our Promoted Tweets like promoted video ads. If new or enhanced products, product features or services fail to engage users, platform partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives, such as the Nielsen Twitter TV Rating, that do not directly generate revenue but which we believe will enhance our attractiveness to users, platform partners and advertisers. In the future, we may invest in new products, product features, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

We expect to invest in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. As of December 31, 2015, we had approximately 3,900 full-time employees, an increase of approximately 260 full-time employees since December 31, 2014. We intend to continue to make investments to expand our operations, research and development, sales and marketing and general and administrative organizations, as well as our international operations. We face significant competition for employees, particularly engineers, designers and product managers, from other Internet and high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. In addition, as we have grown, we have significantly expanded our operating lease commitments. As we continue to evolve, we are subject to the risks of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and to the challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. In addition, we may not be able to innovate or execute as quickly as a smaller, more efficient organization. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

We encourage employees to quickly develop and help us launch new and innovative features. We focus on improving the user experience for our products and services, which includes protecting user privacy, and on developing new and improved products and services for the advertisers on our platform. We prioritize innovation and the experience for users and advertisers on our platform over short-term operating results. We frequently make product, product feature and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with our goals to improve the user experience and performance for advertisers, which we believe will improve our operating results over the long term. These decisions may not be consistent with the short-term expectations of investors and may not produce the long-term benefits that we expect, in which case our user growth and user engagement, our relationships with advertisers and our business and operating results could be harmed. In addition, our focus on the user experience may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and operating results.

Our business and operating results may be harmed by a disruption in our service, or by our failure to timely and effectively scale and adapt our existing technology and infrastructure.

One of the reasons people come to Twitter is for real-time information. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses and denial of service or fraud or security attacks. For instance, in September 2015, we experienced a brief service outage during which Twitter.com was inaccessible as a result, in part, of a software misconfiguration in one of our infrastructure components. Additionally, although we are investing significantly to improve the capacity, capability and reliability of our infrastructure, we are not currently serving traffic equally through our co-located data centers that support our platform. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our products and services may become inaccessible to the public or the public may experience difficulties accessing our products and services. Any disruption or failure in our infrastructure could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business.

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

We believe user engagement with our products and services depends in part on the availability of applications and content generated by platform partners. For instance, in October 2014, we launched Fabric, a platform that offers lightweight modular software development kits that help developers build more stable applications, generate revenue through Twitter’s mobile advertising exchange, MoPub, and tap into Twitter’s sign-in systems for simpler identity verification. If platform partners focus their efforts on other platforms despite these and other efforts, the availability and quality of applications and content for our products and services may suffer. There is no assurance that platform partners will continue to develop and maintain applications and content for our products and services. If platform partners cease to develop and maintain applications and content for our products and services, user engagement may decline. In addition, we generate revenue from licensing our historical and real-time data to third parties. If any of these relationships are terminated or not renewed, or if we are unable to enter into similar relationships in the future, our operating results could be adversely affected.

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

Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, in September 2015, we experienced a brief service outage during which Twitter.com was inaccessible as a result, in part, of a software misconfiguration in one of our infrastructure components. Additionally, in February 2016, we discovered, and corrected, a bug that affected our password recovery systems for about 24 hours. Although this issue did not expose passwords or information that could be used directly to access an account, it had the potential to expose the email address and phone number associated with a small number of accounts (less than 10,000 active accounts). Some errors in our software code may only be discovered after the product or service has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of platform partners, loss of advertisers or advertising revenue or liability for damages or regulatory inquiries or lawsuits, any of which could adversely affect our business and operating results.

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

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy of users and others. While we strive to comply with applicable data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to so comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, regulation relating to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for entities processing personal information and significant penalties for non-compliance. Additionally, in October 2015, recently the Court of Justice of the European Union invalidated the EU–U.S. Safe Harbor Framework. We rely upon the EU–U.S. Safe Harbor Framework to transfer certain personal information of European Union residents to the United States, and revocation of the Safe Harbor Framework could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the European Economic Area to the U.S., the EU-U.S. Privacy Shield, but it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield, if formally implemented, would include significant data transfer restrictions that could impact our business or result in substantial expense to implement. Any of these could disrupt our business.

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

We currently allow use of our platform without the collection of extensive personal information, such as age. We may experience additional pressure to expand our collection of personal information in order to comply with new and additional regulatory demands or we may independently decide to do so. If we obtain such additional personal information, we may be subject to additional regulation.

Regulatory investigations and settlements could cause us to incur additional expenses or change our business practices in a manner materially adverse to our business.

We have been subject to regulatory investigations in the past, and expect to continue to be subject to regulatory scrutiny as our business grows and awareness of our brand increases. In March 2011, to resolve an investigation into various incidents, we entered into a settlement agreement with the FTC that, among other things, required us to establish an information security program designed to protect non-public consumer information and also requires that we obtain biennial independent security assessments. The obligations under the settlement agreement remain in effect until the later of March 2, 2031, or the date 20 years after the date, if any, on which the U.S. government or the FTC files a complaint in federal court alleging any violation of the order. We expect to continue to be the subject of regulatory inquiries, investigations and audits in the future by the FTC and other regulators around the world.

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

Our commerce efforts depend on third parties and are subject to evolving laws and regulations.

Since 2015, we have built commerce solutions that connect customers and retail partners. This includes enabling users to make purchases within a Tweet, load offers directly to a credit or debit card, and browse or shop collections of products without leaving Twitter.

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

We also seek to obtain patent protection for some of our technology and as of December 31, 2015, we had 990 issued U.S. patents. We may be unable to obtain patent protection for our technologies, and our existing patents, and any patents that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

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

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. We present and discuss our total audience based on both internal metrics and rely on data from Google Analytics, which measures logged-out visitors to our properties. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, platform partners or investors do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. For example, we stopped disclosing timeline views as we no longer believed that metric was helpful in measuring engagement on our platform. If investors, analysts or customers do not believe our reported measures of user engagement are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be harmed.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that our culture has been and will continue to be a key contributor to our success. From January 1, 2010 to December 31, 2015, we increased the size of our workforce by over 3,700 full-time employees, and we expect to continue to make investments in our employees. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended December 31, 2015, over 85% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, most users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

Future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our products, product features and services, and grow our business in response to changing technologies, user and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Periscope, a live-streaming video mobile application, Vine, a mobile application that enables users to create and distribute videos that are up to six seconds in length, MoPub, a mobile-focused advertising exchange; and TellApart, Inc., a marketing technology company providing retailers and e-commerce advertisers with unique retargeting capabilities. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

In 2014, we issued $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, in private placements to qualified institutional buyers. As of December 31, 2015, we had a total par value of $1.89 billion of outstanding Notes.

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

Our ability to refinance the Notes, make cash payments in connection with conversions of the Notes or repurchase the Notes in the event of a fundamental change will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the Notes in an optimally productive and profitable manner. However, since inception we have incurred significant operating losses and we historically had not been cash flow positive and may not be in the future. As a result, we may not have enough available cash or be able to obtain financing on commercially reasonable terms or at all, at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted or at their maturity and our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the Notes we would be required to issue significant amounts of our common stock, which would be dilutive to existing stockholders. If we do not have sufficient cash to repurchase the Notes following a fundamental change, we would be in default under the terms of the Notes, which could seriously harm our business. In addition, the terms of the Notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2015, we had recorded a total of $1.26 billion of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2015, we had U.S. federal net operating loss carryforwards of approximately $3.37 billion and state net operating loss carryforwards of approximately $1.34 billion. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $21.01, through December 31, 2015. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:

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

•	the financial or non-financial metric projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products or services;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Facilities

As of December 31, 2015, we leased office facilities around the world totaling approximately 1,732,000 square feet, including 839,000 square feet for our corporate headquarters in San Francisco, California. We also lease data center facilities in the United States pursuant to various lease agreements and co-location arrangements with data center operators. We believe our facilities are sufficient for our current needs.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “TWTR” since November 7, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for the periods indicated:

	2015		2014
	High	Low	High	Low
First Quarter	$51.87	$35.54	$70.43	$43.31
Second Quarter	53.49	33.51	47.59	29.51
Third Quarter	38.82	21.01	53.64	35.95
Fourth Quarter	31.87	21.99	55.99	34.62

Holders of Record

As of February 17, 2016, there were 962 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities

Shares Issued in Connection with Acquisitions

From January 1, 2015 through December 31, 2015, we issued an aggregate of 5,703,385 shares of our common stock in connection with our acquisitions of certain companies or their assets.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Dow Jones Internet Composite Index, or DJ Internet Composite. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 7, 2013, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2015. The returns shown are based on historical results and are not intended to suggest future performance.

180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
Index Level
11/7/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
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

The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10‑K. The consolidated statements of operations data for the year ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$2,218,032	$1,403,002	$664,890	$316,933	$106,313
Costs and expenses(1)
Cost of revenue	729,256	446,309	266,718	128,768	61,803
Research and development	806,648	691,543	593,992	119,004	80,176
Sales and marketing	871,491	614,110	316,216	86,551	25,988
General and administrative	260,673	189,906	123,795	59,693	65,757
Total costs and expenses	2,668,068	1,941,868	1,300,721	394,016	233,724
Loss from operations	(450,036)	(538,866)	(635,831)	(77,083)	(127,411)
Interest expense	(98,178)	(35,918)	(7,576)	(3,255)	(1,271)
Other income (expense), net	14,909	(3,567)	(3,739)	1,168	(1,064)
Loss before income taxes	(533,305)	(578,351)	(647,146)	(79,170)	(129,746)
Provision (benefit) for income taxes	(12,274)	(531)	(1,823)	229	(1,444)
Net loss	$(521,031)	$(577,820)	$(645,323)	$(79,399)	$(128,302)
Deemed dividend to investors in relation to the tender offer	—	—	—	—	35,816
Net loss attributable to common stockholders	$(521,031)	$(577,820)	$(645,323)	$(79,399)	$(164,118)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.79)	$(0.96)	$(3.41)	$(0.68)	$(1.60)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	662,424	604,990	189,510	117,401	102,544
Other Financial Information:(2)
Adjusted EBITDA	$557,807	$300,896	$75,430	$21,164	$(42,835)
Non-GAAP net income (loss)	$276,629	$101,071	$(34,330)	$(35,191)	$(65,533)

(1)	Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Cost of revenue	$40,705	$50,536	$50,942	$800	$1,820
Research and development	401,537	360,726	379,913	12,622	33,559
Sales and marketing	156,904	157,263	114,440	1,346	1,553
General and administrative	82,972	63,072	55,072	10,973	23,452
Total stock-based compensation	$682,118	$631,597	$600,367	$25,741	$60,384

(2)	See the section titled “Non-GAAP Financial Measures” below for additional information and a reconciliation of net loss to Adjusted EBITDA and net loss to non-GAAP net income (loss).

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$911,471	$1,510,724	$841,010	$203,328	$218,996
Short-term investments	2,583,877	2,111,154	1,393,044	221,528	330,543
Working capital	3,875,753	3,862,059	2,349,249	444,587	548,324
Property and equipment, net	735,299	557,019	332,662	185,574	61,983
Total assets	6,442,439	5,583,082	3,366,240	831,568	720,675
Convertible notes	1,455,095	1,376,020	—	—	—
Total liabilities	2,074,392	1,956,679	416,234	207,204	87,391
Redeemable convertible preferred stock	—	—	—	37,106	49
Convertible preferred stock	—	—	—	835,430	835,073
Total stockholders' equity (deficit)	4,368,047	3,626,403	2,950,006	(248,172)	(201,838)

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses, provision (benefit) for income taxes and restructuring charges.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(521,031)	$(577,820)	$(645,323)	$(79,399)	$(128,302)
Stock-based compensation expense	682,118	631,597	600,367	25,741	60,384
Depreciation and amortization expense	312,823	208,165	110,894	72,506	24,192
Interest and other expense, net	83,269	39,485	11,315	2,087	2,335
Provision (benefit) for income taxes	(12,274)	(531)	(1,823)	229	(1,444)
Restructuring charges	12,902	—	—	—	—
Adjusted EBITDA	$557,807	$300,896	$75,430	$21,164	$(42,835)

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to our convertible notes, non-cash expense related to acquisitions, income tax effects related to acquisitions and restructuring charges.

The following table presents a reconciliation of net loss to non-GAAP net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss)
Net loss	$(521,031)	$(577,820)	$(645,323)	$(79,399)	$(128,302)
Stock-based compensation expense	682,118	631,597	600,367	25,741	60,384
Amortization of acquired intangible assets	54,659	36,563	16,530	18,687	4,697
Non-cash interest expense related to convertible notes	69,185	18,823	—	—	—
Non-cash expense related to acquisition	926	—	—	—	—
Income tax effects related to acquisitions	(22,130)	(8,092)	(5,904)	(220)	(2,312)
Restructuring charges	12,902	—	—	—	—
Non-GAAP net income (loss)	$276,629	$101,071	$(34,330)	$(35,191)	$(65,533)

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the nearest GAAP equivalent of these financial measures. Some of these limitations are:

•

These non-GAAP financial measures exclude restructuring charges and certain recurring, non-cash charges such as stock-based compensation expense, amortization of acquired intangible assets and non-cash interest expense related to convertible notes;

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

FY 2015 Overview and Highlights

Total revenue was $2.22 billion, an increase of 58% compared to 2014.

•	Advertising revenue totaled $1.99 billion, an increase of 59% compared to 2014.
•	Excluding the impact of year-over-year changes in foreign exchange rates, advertising revenue would have increased 65%
•

Advertising revenue generated from the sale of our advertising services on Twitter in 2015 was $1.80 billion as compared to $1.24 billion in 2014. Advertising revenue generated from the sale of our advertising services off Twitter on third party publishers’ websites, applications and other offerings in 2015 was $194.2 million as compared to $11.4 million in 2014.

•	Mobile advertising revenue was over 85% of total advertising revenue
•	Data licensing and other revenue totaled $224.0 million, an increase of 52% compared to 2014.
•	U.S. revenue totaled $1.44 billion, an increase of 53% compared to 2014.
•	International revenue totaled $774.8 million, an increase of 69% compared to 2014.

Net loss was $521.0 million and adjusted EBITDA was $557.8 million, resulting in an adjusted EBITDA margin of 25%, an increase of 21% compared to 2014.

Cash, cash equivalents and short-term investments in marketable securities totaled $3.50 billion as of December 31, 2015.

Total average monthly active users (MAUs) were 320 million for the three months ended December 31, 2015, up 9% compared to the three months ended December 31, 2014. Mobile MAUs represented approximately 80% of total MAUs.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended December 31, 2015, we had 320 million average MAUs, which represents an increase of 9% from the three months ended December 31, 2014. The growth in average MAUs was driven primarily by growth initiatives. In the three months ended December 31, 2015, we had 65 million average MAUs in the United States and 254 million average MAUs in the rest of the world, which represent increases of 3% and 11%, respectively, from the three months ended December 31, 2014. For additional information on how we calculate MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

In order to simplify our disclosures, we will no longer include SMS Fast Followers in our reported total MAUs going forward.

Changes in Ad Engagements and Cost Per Ad Engagement. We define an ad engagement as a user interaction with one of our pay-for-performance advertising products. Ad engagements with our advertising products are based on a user completing an objective set out by an advertiser such as expanding, retweeting, likes or replying to a Promoted Tweet, playing an embedded video, downloading or engaging with a promoted mobile application, clicking on a website link, signing up for marketing emails from advertisers, following the account that tweets a Promoted Tweet, or completing a transaction on an external website. We believe changes in ad engagements are one way to measure user engagement with our advertising products. We believe changes in cost per ad engagement are one way to measure demand.

In the three months ended December 31, 2015, ad engagements increased 153% from the three months ended December 31, 2014. The increase was driven by growth in video ad engagements, growth in ad engagements on third-party publishers’ websites, applications and other offerings, and stronger advertiser demand for our advertising products in the fourth quarter of 2015 compared to the fourth quarter of 2014. In the three months ended December 31, 2015, average cost per ad engagement decreased 41% from the three months ended December 31, 2014. The decrease in cost per ad engagement was primarily driven by a mix shift to auto-play video, partially offset by an increase in same-format prices for the majority of our advertising products.

Factors Affecting Our Future Performance

User Growth and Monetization. User growth trends reflected in the number of MAUs and monetization trends reflected in advertising engagements are key factors that affect our revenue. As our user base and the level of engagement of our users grow, we believe the potential to increase our revenue grows.

User Growth. We have generally experienced significant growth in our number of users over the last several years. In general, a higher proportion of Internet users in the United States use Twitter than Internet users in other countries. Accordingly, in the future we expect our user growth rate in certain international markets, such as Argentina, Brazil, France, India, Japan and the Philippines, to continue to be higher than our user growth rate in the United States. However, we expect to face challenges in entering some markets, such as China, where access to Twitter is blocked, as well as certain other countries that have intermittently restricted access to Twitter. Restrictions or limitations on access to Twitter may adversely impact our ability to increase the size of our user base and generate additional revenue in certain markets.

We do not separately track whether an MAU has only used Twitter on a desktop or on a mobile device. However, in the three months ended December 31, 2015, approximately 80% of our average MAUs accessed Twitter from a mobile device, roughly stable from the three months ended December 31, 2014.

We may face challenges in increasing the size of our user base, including, among others, competition from alternative products and services, a decline in the number of influential users on Twitter or a perceived decline in the quality of content or user experience available on Twitter. We intend to drive growth in our user base by continuing to demonstrate the value and usefulness of our products and services to potential new users, by introducing new products, services and features and refining our core service. Our user growth rate has slowed over time, and we anticipate that it may continue to slow or decline. To the extent our logged-in user growth or user growth rate continues to slow or the absolute number of logged in users declines, our revenue growth will become increasingly dependent on our ability to increase levels of user engagement on Twitter and monetizing our total audience on logged-out usage and syndicated properties as well as increasing revenue growth from third party publishers’ websites, applications and other offerings.

Monetization.  There are many variables that impact the monetization of our platform, such as the number of MAUs, our users’ level of engagement with our platform, ad load (which is a function of the amount of advertising we choose to display), our users’ engagement with our Promoted Products, advertiser demand and cost per ad engagement. Generally, we design our algorithms for our pay-for-performance Promoted Products on Twitter to optimize the overall user experience and the value we deliver to advertisers. We have, and may in the future, increase ad load to the extent that we are able to continue to reach the right balance of advertiser value and the overall user experience. In order to improve monetization, we plan to increase the value of our advertising services by continuing to increase the size and engagement of our user base as well as improve our ability to target advertising to our users’ interests and the ability of our advertisers to optimize their campaigns and measure the results of their campaigns.

Although the majority of the Promoted Products we sell to our advertisers are placed on Twitter, we have been growing our advertising revenue by selling to advertisers our advertising products that we place on third-party publishers’ websites, applications or other offerings. For the latter category of advertising placements, we incur additional costs, particularly traffic acquisition costs, to fulfill our services to advertisers. This mix shift of additional advertising revenue being generated from such third-party placements may continue in the future.

In the three months ended December 31, 2015, over 85% of our advertising revenue was generated from mobile devices. We have experienced strong growth in advertising revenue from mobile devices because user engagement is significantly higher on mobile applications than on our desktop applications, and we expect this trend to continue. However, Promoted Accounts and Promoted Trends receive less prominence on our mobile applications than they do on our desktop applications, which means that fewer users see them displayed on our mobile applications, resulting in fewer ad engagements with Promoted Accounts and fewer impressions of Promoted Trends on mobile applications. Primarily as a result of Promoted Accounts and Promoted Trends receiving less prominence on mobile applications, we have generated higher monetization of our ad engagements on our desktop applications than on our mobile applications. Although our cost per ad engagement on our desktop applications is higher than our cost per ad engagement on our mobile applications, the substantial majority of our ad engagements and advertising revenue is generated from mobile applications.

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

International Expansion. We intend to invest in our international operations in order to expand our user base and advertiser base and increase user engagement and monetization internationally. In the three months ended December 31, 2015, we had 254 million average MAUs internationally compared to 65 million average MAUs in the United States. In addition, our number of users is growing at a faster rate in many international markets, such as Argentina, Brazil, France, India, Japan and the Philippines. However, we derive the majority of our advertising revenue from advertisers in the United States. In order to increase our international advertising revenue, we plan to invest in our international operations. In the near term, we plan to increase the size of our sales and marketing support teams in international markets such as Brazil, Ireland, Japan, Middle East and UK.

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

Investment in Talent. We intend to invest in hiring and retaining talented employees to grow our business and increase our revenue. As of December 31, 2015, we had 3,898 full-time employees, an increase of over 260 full-time employees, or approximately 7%, from December 31, 2014. We expect to increase headcount for the foreseeable future as we continue to invest in our business. We have also made, and intend to continue to make, acquisitions that add engineers, designers, product managers and other personnel with specific technology expertise. In addition, we must retain our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Seasonality. Advertising spending is traditionally strongest in the fourth quarter of each year. Historically, this seasonality in advertising spending has affected our quarterly results, with higher sequential advertising revenue growth from the third quarter to the fourth quarter compared to sequential advertising revenue growth from the fourth quarter to the subsequent first quarter. For example, our advertising revenue increased 43%, 35% and 25% between the third and fourth quarters of 2013, 2014 and 2015, respectively, while advertising revenue for the first quarter of 2014 and 2015 increased 3% and decreased 10% compared to the fourth quarter of 2013 and 2014, respectively. The rapid growth in our business may have partially masked seasonality to date and the seasonal impacts may be more pronounced in the future.

Stock-Based Compensation Expense. We have historically utilized, and intend to continue to utilize, various forms of stock-based awards in order to hire and retain talented employees. During the twelve months ended December 31, 2015 and 2014, we recognized $682.1 million and $631.6 million of expense related to stock-based compensation, respectively. As of December 31, 2015, we had unrecognized stock-based compensation expense of approximately $1.25 billion related to outstanding equity awards, after giving effect to estimated forfeitures, which we expect to recognize over a weighted-average period of approximately three years. The stock-based compensation expenses related to our outstanding equity awards have a significant impact on our ability to generate net income on a GAAP basis in future periods.

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenue
Advertising services	$1,994,036	$1,255,688	$594,546
Data licensing and other	223,996	147,314	70,344
Total Revenue	2,218,032	1,403,002	664,890
Costs and expenses (1)
Cost of revenue	729,256	446,309	266,718
Research and development	806,648	691,543	593,992
Sales and marketing	871,491	614,110	316,216
General and administrative	260,673	189,906	123,795
Total costs and expenses	2,668,068	1,941,868	1,300,721
Loss from operations	(450,036)	(538,866)	(635,831)
Interest expense	(98,178)	(35,918)	(7,576)
Other income (expense), net	14,909	(3,567)	(3,739)
Loss before income taxes	(533,305)	(578,351)	(647,146)
Benefit from income taxes	(12,274)	(531)	(1,823)
Net loss	$(521,031)	$(577,820)	$(645,323)

(1)	Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Cost of revenue	$40,705	$50,536	$50,942	$800	$1,820
Research and development	401,537	360,726	379,913	12,622	33,559
Sales and marketing	156,904	157,263	114,440	1,346	1,553
General and administrative	82,972	63,072	55,072	10,973	23,452
Total stock-based compensation	$682,118	$631,597	$600,367	$25,741	$60,384

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2015	2014	2013
Revenue
Advertising services	90%	90%	89%
Data licensing and other	10	10	11
Total Revenue	100	100	100
Costs and expenses
Cost of revenue	33	32	40
Research and development	36	49	89
Sales and marketing	39	44	48
General and administrative	12	14	19
Total costs and expenses	120	138	196
Loss from operations	(20)	(38)	(96)
Interest expense	(4)	(3)	(1)
Other income (expense), net	1	(0)	(1)
Loss before income taxes	(24)	(41)	(97)
Benefit from income taxes	(1)	(0)	(0)
Net loss	(23)%	(41)%	(97)%

Years Ended December 31, 2015, 2014 and 2013

Revenue

We generate the substantial majority of our revenue from the sale of advertising services. We also generate revenue by licensing our data to third parties and providing mobile advertising exchange services.

Advertising Services

We generate most of our advertising revenue by selling our Promoted Products. Currently, our Promoted Products consist of the following:

•

Promoted Tweets. Promoted Tweets, which are labeled as “promoted,” appear within a user’s timeline, search results or profile pages just like an ordinary Tweet regardless of device, whether it be desktop or mobile. Using our proprietary algorithms and understanding of the interests of each user, we can deliver Promoted Tweets that are intended to be relevant to a particular user. We enable our advertisers to target an audience based on our users’ Interest Graphs. Our Promoted Tweets are pay-for-performance advertising that is priced through an auction. Our Promoted Tweets include objective-based features that allow advertisers to pay only for the types of engagement selected by the advertisers, such as Tweet engagements (e.g., retweets, replies and likes), website clicks or conversions, mobile application installs or engagements, obtaining new followers, or video views. We recognize advertising revenue when a user engages with a Promoted Tweet.

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

While the majority of the Promoted Products we sell to our advertisers are placed on Twitter, we also generate advertising revenue by placing advertising products that we sell to advertisers on third-party publishers’ websites, applications or other offerings.

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

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Advertising services	$1,994,036	$1,255,688	$594,546	59%	111%
Data licensing and other	223,996	147,314	70,344	52%	109%
Total Revenue	$2,218,032	$1,403,002	$664,890	58%	111%

2015 Compared to 2014. Revenue in 2015 increased by $815.0 million compared to 2014. On a constant currency basis, revenue in 2015, using the prior year’s monthly exchange rates for our settlement currencies other than the U.S. dollar, would have increased by $896.7 million or 64% compared to 2014.

In 2015, advertising revenue increased by 59% compared to 2014. On a constant currency basis, advertising revenue in 2015, using the prior year’s monthly exchange rates for our settlement currencies other than the U.S. dollar, would have increased 65% compared to 2014. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising services on our owned and operated platform in 2015 was $1.80 billion as compared to $1.24 billion in 2014. Advertising revenue generated from the sale of our advertising services on third party publishers’ websites, applications and other offerings in 2015 was $194.2 million as compared to $11.4 million in 2014, which increase was driven, in part, by the acquisition of TellApart. The overall increase in advertising revenue was primarily attributable to a 107% increase in the number of ad engagements offset by a 23% decrease in average cost per ad engagement in 2015 compared to 2014. The increase in ad engagements was primarily the result of our move to auto-play video in late 2015, as well as growth in our advertising revenue generated from third party publishers’ websites, applications and other offerings, and an increase in ad load. The decrease in average cost per ad engagement was due primarily to the shift to auto-play video, which delivers more engagement at a much lower average cost per engagement than click-to-play video ads. Advertising revenue continued to be driven by growth in demand for our advertising products, particularly video and website card formats as well as growth in our advertising base.

In 2015, data licensing and other revenue increased by 52% compared to 2014. The increase was primarily attributable to growth in mobile advertising exchange services as well as the increase in data licensing fees from the offering of “Gnip”-branded products for a full year in 2015 as compared to the partial year in 2014.

2014 Compared to 2013. Revenue in 2014 increased by $738.1 million compared to 2013.

In 2014, advertising revenue increased by 111% compared to 2013. The increase was primarily attributable to a 175% increase in the number of ad engagements in 2014 offset by a 23% decrease in average cost per ad engagement in 2014 compared to 2013. Advertising revenue also benefited from sales of our Promoted Products on our mobile applications as well as from an increase in international revenue.

In 2014, data licensing and other revenue increased by 109% compared to 2013. The majority of this increase was attributable to a full year of revenue generated from mobile advertising exchange services in 2014 as compared to the partial year of revenue generated in the prior year.

Cost of Revenue

Cost of revenue includes infrastructure costs, other direct costs, amortization of acquired intangible assets and capitalized labor costs, allocated facilities costs, as well as traffic acquisition costs (“TAC”). Infrastructure costs which consist primarily of data center costs related to our co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs, as well as depreciation of our servers and networking equipment, and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams. TAC consists of costs we incur with third parties in connection with the sale to advertisers of our advertising products that we place on third-party publishers’ websites, applications or other offerings collectively resulting from acquisitions, and from our organically-built advertising network, Twitter Audience Platform. Many of the elements of our cost of revenue are relatively fixed, and cannot be reduced in the near term to offset any decline in our revenue.

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Cost of revenue	$729,256	$446,309	$266,718	63%	67%
Cost of revenue as a percentage of revenue	33%	32%	40%

2015 Compared to 2014. In 2015, cost of revenue, which included TAC of $121.8 million, increased by $282.9 million compared to 2014. The increase was primarily attributable to a $113.7 million increase in TAC, a $79.5 million increase in networking, hosting and data center costs related to our co-located facilities, a $76.3 million increase in depreciation expense related to additional server and networking equipment and amortization of acquired intangible assets, and a $24.1 million increase in other direct costs, offset by a $10.7 million decrease in personnel-related costs, mainly driven by a decrease in average employee headcount and stock-based compensation expense.

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

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased activity on our platform. We also expect that the amount of revenue generated from the sale of our advertising services on third party publishers’ websites, applications and other offerings will increase, which will also result in an increase in the amount of TAC that we incur. As a result, we expect that cost of revenue, in particular TAC, will increase in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

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

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Research and development	$806,648	$691,543	$593,992	17%	16%
Research and development as a percentage of revenue	36%	49%	89%

2015 Compared to 2014. In 2015, research and development expenses increased by $115.1 million compared to 2014. The increase was primarily attributable to an $87.0 million increase in personnel-related costs, mainly driven by an increase in compensation and recognition of stock-based compensation expense, and a $41.4 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions. These increases were partially offset by a $13.3 million increase in the capitalization of costs associated with developing software for internal use.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, commissions, benefits and stock-based compensation for our employees engaged in sales, sales support, business development and media, marketing, corporate communications and customer service functions. In addition, marketing and sales-related expenses also include advertising costs, market research, tradeshows, branding, marketing, public relations costs, amortization of acquired intangible assets, as well as allocated facilities and other supporting overhead costs.

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Sales and marketing	$871,491	$614,110	$316,216	42%	94%
Sales and marketing as a percentage of revenue	39%	44%	48%

2015 Compared to 2014. In 2015, sales and marketing expenses increased by $257.4 million compared to 2014. The increase was primarily attributable to a $109.2 million increase in marketing and sales-related expenses, mainly driven by an increase in consumer marketing and market research, an $80.5 million increase in personnel-related costs, mainly driven by an increase in average employee headcount from expansion of sales, media, marketing and business development, a $61.0 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions, and a $6.7 million increase in amortization of acquired intangible assets.

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

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
General and administrative	$260,673	$189,906	$123,795	37%	53%
General and administrative as a percentage of revenue	12%	14%	19%

2015 Compared to 2014. In 2015, general and administrative expense increased by $70.8 million compared to 2014. The increase was primarily attributable to a $63.7 million increase in personnel-related costs, mainly driven by an increase in average employee headcount, increase in compensation and recognition of stock-based compensation expense, an increase of $11.0 million in fees and costs for professional services, offset by a $3.9 million decrease in unallocated facilities and supporting costs.

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

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Interest expense	$98,178	$35,918	$7,576

2015 Compared to 2014. In 2015, interest expense increased by $62.3 million compared to 2014. The increase was primarily attributable to a full year of interest expense related to the amortization of the debt discount and accrued coupon interest expense of the Notes as compared to a partial year of interest expense recorded in 2014, as the Notes were issued in the third quarter of 2014. Interest expense in 2015 was comprised of $89.4 million of total interest expense related to the Notes as well as the credit facility and $8.8 million related to capital leases of equipment.

2014 Compared to 2013. In 2014, interest expense increased by $28.3 million compared to 2013. The increase was primarily attributable to the interest expense related to the amortization of the debt discount and accrued coupon interest expense of the Notes, which were issued in 2014. Interest expense in 2014 was comprised of $25.7 million of interest expense related to the Notes and the credit facility and $10.2 million related to capital leases of equipment. Historically, we incurred interest expense primarily from capital leases of equipment.

Other Income (Expense), Net

Other income (expense), net, consists primarily of unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies as well as realized foreign exchange gains and losses on foreign exchange transactions, and interest income resulting from our short term investments net of the related amortization of premium paid on such investments. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Other income (expense), net	$14,909	$(3,567)	$(3,739)

2015 Compared to 2014. In 2015, other income, net, changed by $18.5 million compared to other expense, net of $3.6 million in 2014. The change was attributable to an increase in interest income on our short term investments and favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments. Other income, net in 2015 was comprised of $13.1 million of interest and other income and $1.8 million of foreign currency exchange gain.

2014 Compared to 2013. In 2014, other expense, net, decreased by $0.2 million compared to 2013. The decrease was primarily attributable to an increase in interest income on our short term investments offset by unfavorable foreign currency exchange impact from foreign currency-denominated assets and liabilities. Other expense, net in 2014 was comprised of $7.2 million of foreign currency exchange loss netted with $3.6 million of interest and other income.

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

	Year Ended December 31,
	2015	2014	2013
	.
Benefit from income taxes	$12,274	$531	$1,823

2015 Compared to 2014. Our benefit from income taxes in 2015 increased by $11.7 million compared to a benefit of $0.5 million in 2014. The increase was primarily due to the increased income tax benefit arising from acquisitions, partially offset by the increased income tax expense in foreign jurisdictions.

2014 Compared to 2013. Our benefit for income taxes in 2014 decreased by $1.3 million compared to a benefit of $1.8 million in 2013. The decrease was primarily due to the increased income tax expense in foreign jurisdictions, partially offset by the increased income tax benefit arising from acquisitions.

On July 27, 2015, the United States Tax Court issued an opinion (Altera Corp. et al. v. Commissioner), which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs. A final decision was entered by the U.S. Tax Court on December 28, 2015 and is being appealed by the Internal Revenue Service. We filed our 2014 federal tax return based upon the opinion rendered in this case, which we believe will more likely than not be sustained, and which resulted in an increase in the 2014 net operating loss in the U.S. jurisdiction with a commensurate decrease in the overall pre-tax loss in foreign jurisdictions. As we maintain a full valuation allowance on our U.S. deferred tax assets, no benefit was realized in the financial statements as a result of this filing position. On an ongoing basis, stock-based compensation will be excluded from intercompany charges.

As of December 31, 2015, we had $3.37 billion of federal and $1.34 billion of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards will begin to expire for federal income tax purposes and state income tax purposes in 2027 and 2016, respectively. We also have research credit carryforwards of $188.2 million and $150.6 million for federal and state income tax purposes, respectively. The federal research credit carryforward will begin to expire in 2027. The state research credit carryforward has no expiration date. Additionally, we have California Enterprise Zone credit carryforwards of $18.0 million which will begin to expire in 2023. Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Any annual limitation may result in the expiration of net operating losses and research credits before utilization.

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2015. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(Unaudited, in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Advertising services	$640,680	$512,867	$452,278	$388,211	$432,001	$320,196	$277,440	$226,051
Data licensing and other	69,793	56,370	50,105	47,728	47,077	41,070	34,726	24,441
Total revenue	710,473	569,237	502,383	435,939	479,078	361,266	312,166	250,492
Costs and expenses(1)
Cost of revenue	217,963	200,195	167,623	143,475	136,613	124,166	100,027	85,503
Research and development	210,058	207,937	198,907	189,746	181,715	183,342	177,095	149,391
Sales and marketing	277,189	208,797	201,948	183,557	203,599	164,015	140,261	106,235
General and administrative	72,442	57,545	64,909	65,777	55,304	51,174	44,694	38,734
Total costs and expenses	777,652	674,474	633,387	582,555	577,231	522,697	462,077	379,863
Loss from operations	(67,179)	(105,237)	(131,004)	(146,616)	(98,153)	(161,431)	(149,911)	(129,371)
Interest expense	(24,183)	(25,239)	(24,437)	(24,319)	(24,083)	(6,079)	(2,654)	(3,102)
Other income (expense), net	4,531	1,948	(695)	9,125	571	(7,795)	2,324	1,333
Loss before income taxes	(86,831)	(128,528)	(156,136)	(161,810)	(121,665)	(175,305)	(150,241)	(131,140)
Provision (benefit) for income taxes	3,405	3,162	(19,473)	632	3,687	159	(5,599)	1,222
Net loss	$(90,236)	$(131,690)	$(136,663)	$(162,442)	$(125,352)	$(175,464)	$(144,642)	$(132,362)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.20)	$(0.21)	$(0.25)	$(0.20)	$(0.29)	$(0.24)	$(0.23)
Other Financial Information:
Adjusted EBITDA(2)	$191,418	$142,148	$120,188	$104,053	$141,490	$68,326	$54,131	$36,949
Non-GAAP net income(3)	$114,619	$66,984	$48,518	$46,508	$79,320	$6,972	$14,596	$183

(1)	Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(Unaudited, in thousands)
Cost of revenue	$8,360	$8,973	$10,486	$12,886	$13,240	$13,596	$13,869	$9,831
Research and development	94,707	100,673	103,121	103,036	95,942	93,973	92,493	78,318
Sales and marketing	36,750	37,889	39,607	42,658	49,031	42,884	37,547	27,801
General and administrative	18,432	18,386	21,929	24,225	19,002	19,149	14,502	10,419
Total stock-based compensation expense	$158,249	$165,921	$175,143	$182,805	$177,215	$169,602	$158,411	$126,369

(2)	The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(Unaudited, in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(90,236)	$(131,690)	$(136,663)	$(162,442)	$(125,352)	$(175,464)	$(144,642)	$(132,362)
Stock-based compensation expense	158,249	165,921	175,143	182,805	177,215	169,602	158,411	126,369
Depreciation and amortization expense	87,446	81,464	76,049	67,864	62,428	60,155	45,631	39,951
Interest and other expense (income)	19,652	23,291	25,132	15,194	23,512	13,874	330	1,769
Provision (benefit) for income taxes	3,405	3,162	(19,473)	632	3,687	159	(5,599)	1,222
Restructuring charges	12,902	—	—	—	—	—	—	—
Adjusted EBITDA	$191,418	$142,148	$120,188	$104,053	$141,490	$68,326	$54,131	$36,949

(3)	The following table presents a reconciliation of net loss to non-GAAP net income for each of the periods indicated:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(Unaudited, in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income:
Net loss	$(90,236)	$(131,690)	$(136,663)	$(162,442)	$(125,352)	$(175,464)	$(144,642)	$(132,362)
Stock-based compensation expense	158,249	165,921	175,143	182,805	177,215	169,602	158,411	126,369
Amortization of acquired intangible assets	15,418	14,481	13,965	10,795	10,419	11,869	8,099	6,176
Non-cash interest expense related to convertible notes	18,046	17,495	17,006	16,638	16,412	2,411	—	—
Non-cash expense related to acquisitions	—	—	926	—	—	—	—	—
Income tax effects related to acquisitions	240	777	(21,859)	(1,288)	626	(1,446)	(7,272)	—
Restructuring charges	12,902	—	—	—	—	—	—	—
Non-GAAP net income	$114,619	$66,984	$48,518	$46,508	$79,320	$6,972	$14,596	$183

Quarterly Trends

Revenue

Spending by advertisers is traditionally strongest in the fourth quarter of each year. Historically, this seasonality in advertising spending has affected our quarterly results with higher sequential advertising revenue growth from the third to the fourth quarter compared to sequential advertising revenue growth from the fourth quarter to the subsequent first quarter. For example, our advertising revenue increased 43%, 35% and 25% between the third and fourth quarters of 2013, 2014 and 2015, respectively, while advertising revenue for the first quarter of 2014 and 2015 increased 3% and decreased 10% compared to the fourth quarter of 2013 and 2014, respectively.

Total Costs and Expenses

Total costs and expenses, which include significant amounts of stock-based compensation expense, increased in every quarter presented primarily due to the continued expansion of our facilities and an increase in average employee headcount. The increase in total costs and expenses in the fourth quarter of 2015 was the result of an increase in advertising costs as well as an increase in traffic acquisition costs as a result of the growth of sale to advertisers of our advertising products which we place on third-party publishers’ websites, applications or other offerings.

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

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that we may incur and increase the amount of restricted payments that we may make. This amendment to the revolving credit agreement also provides that if our total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of our and certain of our subsidiaries’ assets, subject to limited exceptions. As of December 31, 2015, no amounts were drawn under the credit facility.

Liquidity and Capital Resources

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(521,031)	$(577,820)	$(645,323)
Net cash provided by operating activities	383,066	81,796	1,398
Net cash used in investing activities	(902,421)	(1,097,272)	(1,306,066)
Net cash provided by (used in) financing activities	(62,998)	1,691,722	1,942,176

 Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. In 2014, we also received net proceeds of approximately $1.86 billion from the issuance of the Notes, after deducting the initial purchasers’ discount and debt issuance costs. Concurrently with the sales of the Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock for which we paid approximately $407.2 million and sold warrants for which we received approximately $289.3 million. We expect that we will continue to incur additional cash interest expense for the term of the Notes. See section entitled “Contractual Obligations” below for further information regarding interest expense related to the Notes.

As of December 31, 2015, we had $3.50 billion of cash, cash equivalents and short-term investments in marketable securities, of which $152.3 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate certain of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Operating Activities

Cash provided by operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, amortization of discount on our Notes, deferred income taxes, as well as the effect of changes in working capital and other activities.

Cash provided by operating activities in 2015 was $383.1 million, an increase in cash inflow of $301.3 million compared to 2014. Cash provided by operating activities was driven by a net loss of $521.0 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $1.04 billion, of which $678.9 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $135.9 million.

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

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, acquisitions of businesses and other activities.

Cash used in investing activities in 2015 was $902.4 million, a decrease in cash outflow of $194.9 million compared to 2014. The decrease in cash outflow was due to the increase in sales and maturities of marketable securities of $987.6 million and a reduction in use of cash as acquisition consideration of $111.8 million. Such increases in cash inflow were partially offset by increased purchases of marketable securities of $746.4 million, property and equipment of $145.7 million and other investments of $12.4 million.

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

We anticipate making capital expenditures in 2016 of approximately $300 million to $425 million, a portion of which we may finance through capital leases, as we continue to expand our co-located data centers and our office facilities.

Financing Activities

Our primary financing activities consisted of issuances of securities (including the Notes, common stock issued under employee stock purchase plan, common stock issued in connection with our initial public offering and, in the past, private sales of convertible preferred stock), capital lease financing and stock option exercises by employees and other service providers.

Cash used in financing activities in 2015 was $63.0 million compared to $1.69 billion cash provided by financing activities in 2014. The decrease in cash inflow was due to the absence of any financing transactions similar to the Notes in 2015.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in 2015, 2014 or 2013.

Contractual Obligations

Our principal commitments consist of obligations under the Notes (including principal and coupon interest), capital and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2015.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
2019 Notes	$944,357	$2,344	$4,675	$937,338	$—
2021 Notes	1,011,292	9,566	19,080	19,106	963,540
Operating lease obligations	918,150	148,001	304,511	221,850	243,788
Capital lease obligations	153,786	93,001	60,193	592	—
Other contractual commitments (1)	166,318	87,751	78,567	—	—
Total contractual obligations	$3,193,903	$340,663	$467,026	$1,178,886	$1,207,328

(1)	Other contractual commitments are non-cancelable contractual commitments primarily related to our infrastructure services, bandwidth and other services arrangements.

As of December 31, 2015, we had recorded liabilities of $1.1 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above table.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

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

We also generate advertising revenue by selling to advertisers advertising products which we place on third party publishers’ websites, applications or other offerings. To fulfill these transactions, we purchase advertising inventory from third party publishers’ websites and applications where we have identified the advertisers’ targeted audience and therefore incur traffic acquisition costs. In such transactions, we remain the primary obligor to our advertisers for the advertising services and products delivered, have pricing latitude, have discretion in the selection of third party publishers and bear credit risk. We might not generate advertising revenue in excess of traffic acquisition costs incurred. Therefore, we report advertising revenue generated from these transactions on a gross basis.

Fees for these advertising services are recognized in the period when advertising is delivered as evidenced by a user engaging with a Promoted Tweet in a manner satisfying the types of engagement selected by the advertisers, such as Tweet engagements (e.g., retweets, replies and likes), website clicks or conversions, mobile application installs or engagements, obtaining new followers, or video views, following a Promoted Account, through the display of a Promoted Trend on our platform, or completion of a transaction on an external website.

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

Revenue is recognized only when (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) the service is performed; and (4) collectability of the related fee is reasonably assured. While the majority of our revenue transactions are based on standard business terms and conditions, we also enter into sales agreements with advertisers and data partners that sometimes involve multiple elements.

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

Impact of Recently Issued Accounting Standards

The impact of recently issued accounting standards is set forth in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks.

Interest Rate Fluctuation Risk

Our investment portfolio mainly consists of short-term fixed income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of accumulated other comprehensive loss. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of December 31, 2015, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $15.4 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency gains were $1.8 million in 2015 and net realized and unrealized foreign currency losses were $7.2 million in 2014. Foreign currency gains and losses were not material in 2013. Based on our foreign currency exposures from monetary assets and liabilities, we estimated that a 5% change in exchange rates against the U.S. dollars would result in a gain or loss of approximately $16.6 million as of December 31, 2015. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Twitter, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Twitter, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2015 and 2014).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities in 2015.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 29, 2016

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$911,471	$1,510,724
Short-term investments	2,583,877	2,111,154
Accounts receivable, net of allowance for doubtful accounts of $8,121 and $5,507 as of December 31, 2015 and 2014, respectively	638,694	418,454
Prepaid expenses and other current assets	247,750	215,521
Total current assets	4,381,792	4,255,853
Property and equipment, net	735,299	557,019
Intangible assets	141,015	105,011
Goodwill	1,122,728	622,570
Other assets	61,605	42,629
Total assets	$6,442,439	$5,583,082
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$134,081	$53,241
Accrued and other current liabilities	283,792	228,233
Capital leases, short-term	88,166	112,320
Total current liabilities	506,039	393,794
Convertible notes	1,455,095	1,376,020
Capital leases, long-term	59,695	118,950
Deferred and other long-term tax liabilities, net	2,978	24,706
Other long-term liabilities	50,585	43,209
Total liabilities	2,074,392	1,956,679
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 694,132 and 642,385 shares issued and outstanding as of December 31, 2015 and 2014, respectively	3	3
Additional paid-in capital	6,507,087	5,208,870
Accumulated other comprehensive loss	(45,566)	(10,024)
Accumulated deficit	(2,093,477)	(1,572,446)
Total stockholders' equity	4,368,047	3,626,403
Total liabilities and stockholders' equity	$6,442,439	$5,583,082

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$2,218,032	$1,403,002	$664,890
Costs and expenses
Cost of revenue	729,256	446,309	266,718
Research and development	806,648	691,543	593,992
Sales and marketing	871,491	614,110	316,216
General and administrative	260,673	189,906	123,795
Total costs and expenses	2,668,068	1,941,868	1,300,721
Loss from operations	(450,036)	(538,866)	(635,831)
Interest expense	(98,178)	(35,918)	(7,576)
Other income (expense), net	14,909	(3,567)	(3,739)
Loss before income taxes	(533,305)	(578,351)	(647,146)
Benefit from income taxes	(12,274)	(531)	(1,823)
Net loss	$(521,031)	$(577,820)	$(645,323)
Net loss per share attributable to common stockholders:
Basic	$(0.79)	$(0.96)	$(3.41)
Diluted	$(0.79)	$(0.96)	$(3.41)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	662,424	604,990	189,510
Diluted	662,424	604,990	189,510

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(521,031)	$(577,820)	$(645,323)
Other comprehensive income (loss):
Unrealized loss on investments in available-for-sale securities, net of tax	(3,019)	(877)	(76)
Foreign currency translation adjustment	(32,523)	(8,824)	410
Net change in accumulated other comprehensive loss	(35,542)	(9,701)	334
Comprehensive loss	$(556,573)	$(587,521)	$(644,989)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Redeemable convertible preferred stock
Balance, beginning of period	—	$—	—	$—	3,569	$37,106
Forfeiture of restricted stock	—	—	—	—	(45)	—
Conversion of Redeemable Class A junior preferred stock to common stock	—	—	—	—	(3,524)	(37,106)
Balance, end of period	—	$—	—	$—-	—	$—
Convertible preferred stock
Balance, beginning of period	—	$—	—	$—	329,575	$835,430
Conversion of convertible preferred stock to common stock	—	—	—	—	(329,575)	(835,430)
Balance, end of period	—	$—	—	$—	—	$—
Stockholders' equity
Common stock
Balance, beginning of period	642,385	$3	569,922	$3	125,597	$1
Issuance of common stock in connection with RSU vesting	24,002	—	42,748	—	—	—
Issuance of common stock in connection with acquisitions	13,613	—	3,326	—	17,665	—
Issuance of restricted stock in connection with acquisitions accounted for stock-based compensation	2,533	—	2,337	—	5,775	—
Exercise of stock options	10,992	—	22,447	—	7,408	—
Issuance of common stock upon purchases under employee stock purchase plan	1,525	—	1,887	—	—	—
Issuance of common stock upon initial public offering	—	—	—	—	80,500	—
Conversion of Redeemable Class A junior preferred stock to common stock	—	—	—	—	3,524	—
Conversion of convertible preferred stock to common stock	—	—	—	—	329,575	2
Shares withheld related to net share settlement of equity awards	(281)	—	(307)	—	—	—
Other activities	(637)	—	25	—	(122)	—
Balance, end of period	694,132	$3	642,385	$3	569,922	$3
Additional paid-in capital
Balance, beginning of period	—	$5,208,870	—	$3,944,952	—	$101,787
Issuance of common stock in connection with acquisitions	—	516,538	—	147,958	—	335,913
Exercise of stock options	—	17,914	—	28,881	—	8,751
Issuance of common stock upon purchases under employee stock purchase plan	—	39,295	—	42,402	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	(240)	—	2,019,741
Conversion of preferred stock to common stock	—	—	—	—	—	872,534
Shares withheld related to net share settlement of equity awards	—	(11,101)	—	(17,053)	—	(14,637)
Stock-based compensation	—	729,193	—	672,371	—	596,148
Reclassification of preferred stock liability and preferred stock warrant liability to additional paid-in capital	—	—	—	—	—	24,241
Equity component of the convertible note issuance, net	—	—	—	505,982	—	—
Purchase of convertible note hedge	—	—	—	(407,169)	—	—
Issuance of warrants	—	—	—	289,272	—	—
Other activities	—-	6,378	—	1,514	—	474
Balance, end of period	—	$6,507,087	—	$5,208,870	—	$3,944,952
Accumulated other comprehensive loss
Balance, beginning of period	—	$(10,024)	—	$(323)	—	$(657)
Other comprehensive income (loss)	—	(35,542)	—	(9,701)	—	334
Balance, end of period	—	$(45,566)	—	$(10,024)	—	$(323)
Accumulated deficit
Balance, beginning of period	—	$(1,572,446)	—	$(994,626)	—	$(349,303)
Net loss	—	(521,031)	—	(577,820)	—	(645,323)
Balance, end of period	—	$(2,093,477)	—	$(1,572,446)	—	$(994,626)
Total stockholders' equity	694,132	$4,368,047	642,385	$3,626,403	569,922	$2,950,006

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(521,031)	$(577,820)	$(645,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	312,823	208,165	110,894
Stock-based compensation expense	678,924	631,597	600,367
Amortization of discount on convertible notes	69,185	18,823	—
Provision for bad debt	5,765	4,632	1,557
Deferred income tax benefit	(28,125)	(9,609)	(8,902)
Other adjustments	1,438	7,983	4,161
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	(216,585)	(177,583)	(112,060)
Prepaid expenses and other assets	(50,170)	(165,395)	(12,045)
Accounts payable	76,355	18,059	7,957
Accrued and other liabilities	54,487	122,944	54,792
Net cash provided by operating activities	383,066	81,796	1,398
Cash flows from investing activities
Purchases of property and equipment	(347,280)	(201,630)	(75,744)
Purchases of marketable securities	(3,683,488)	(2,937,033)	(1,573,489)
Proceeds from maturities of marketable securities	2,821,745	2,029,518	355,270
Proceeds from sales of marketable securities	383,413	188,092	42,816
Changes in restricted cash	(3,549)	(11,042)	(10,847)
Business combinations, net of cash acquired	(51,644)	(163,477)	(8,072)
Other investing activities	(21,618)	(1,700)	(36,000)
Net cash used in investing activities	(902,421)	(1,097,272)	(1,306,066)
Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	—	—	2,018,579
Proceeds from issuance of convertible notes	—	1,889,000	—
Convertible notes initial issuance discount	—	(28,810)	—
Purchases of convertible note hedges	—	(407,169)	—
Proceeds from issuance of warrants	—	289,272	—
Taxes paid related to net share settlement of equity awards	(11,101)	(17,053)	(14,637)
Repayments of capital lease obligations	(117,535)	(103,135)	(70,445)
Proceeds from exercise of stock options	17,361	28,658	8,679
Proceeds from issuances of common stock under employee stock purchase plan	39,295	42,402	—
Other financing activities	8,982	(1,443)	—
Net cash provided by (used in) financing activities	(62,998)	1,691,722	1,942,176
Net increase (decrease) in cash and cash equivalents	(582,353)	676,246	637,508
Foreign exchange effect on cash and cash equivalents	(16,900)	(6,532)	174
Cash and cash equivalents at beginning of period	1,510,724	841,010	203,328
Cash and cash equivalents at end of period	$911,471	$1,510,724	$841,010
Supplemental cash flow data
Interest paid in cash	$15,985	$10,000	$6,850
Taxes paid in cash	$8,229	$14,895	$2,391
Supplemental disclosures of non-cash investing and financing activities
Conversion of preferred stock to common stock	$—	$—	$872,536
Common stock issued in connection with acquisitions	$516,538	$147,958	$331,766
Equipment purchases under capital leases	$31,215	$140,685	$155,722
Changes in accrued equipment purchases	$3,902	$6,562	$(1,602)
Unpaid deferred offering costs	$—	$—	$1,162

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. . Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

The Company generates the substantial majority of its revenue from the sale of advertising services and, to a lesser extent, from entering into data licensing and other arrangements.

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

The Company also generates advertising revenue by selling to advertisers advertising products which it places on third party publishers’ websites, applications or other offerings. To fulfill these transactions, the Company purchases advertising inventory from third party publishers’ websites and applications where it has identified the advertisers’ targeted audience and therefore incurs traffic acquisition costs. In such transactions, the Company remains the primary obligor to its advertisers for the advertising services and products delivered, has pricing latitude, has discretion in the selection of third party publishers and bears credit risk. The Company might not generate advertising revenue in excess of traffic acquisition costs incurred. Therefore, the Company reports advertising revenue generated from these transactions on a gross basis.

Fees for these advertising services are recognized in the period when advertising is delivered as evidenced by a user engaging with a Promoted Tweet in a manner satisfying the types of engagement selected by the advertisers, such as Tweet engagements (e.g., retweets, replies and likes), website clicks or conversions, mobile application installs or engagements, obtaining new followers, or video views, following a Promoted Account, through the display of a Promoted Trend on the Company’s platform, or completion of a transaction on an external website. Data licensing revenue is generated based on monthly service fees charged to the data partners over the period in which the Company’s data and data products are made available to them. Other revenue is primarily generated from service fees from transactions completed on the Company’s mobile ad exchange. The Company’s mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory and matches buyers and sellers. The Company has determined it is not the principal in the purchase and sale of advertising inventory in transactions between third party buyers and sellers on the exchange. Therefore, the Company reports revenue related to its ad exchange services on a net basis.

Revenue is recognized only when (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) the service is performed; and (4) collectability of the related fee is reasonably assured. While the majority of the Company’s revenue transactions are based on standard business terms and conditions, the Company also enters into sales agreements with advertisers and data partners that sometimes involve multiple elements.

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

Cost of Revenue

Cost of revenue includes infrastructure costs, other direct costs, amortization expense of technology acquired through acquisitions and capitalized labor costs, allocated facilities costs, as well as traffic acquisition costs (“TAC”). Infrastructure costs consist primarily of data center costs related to the Company’s co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs, as well as depreciation of its servers and networking equipment, and personnel-related costs, including salaries, benefits and stock-based compensation, for its operations teams. TAC consists of costs incurred with third parties in connection with the sale to advertisers of advertising products that the Company places on third-party publishers’ websites, applications or other offerings collectively resulting from acquisitions and from the Company’s organically-built advertising network, Twitter Audience Platform.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation expense under the fair value recognition and measurement provisions of GAAP. Stock-based awards granted to employees are measured based on the grant-date fair value with the resulting expense recognized over the respective period during which the award recipient is required to provide service.

Pre-2013 RSUs, as defined and further described in Note 12—Common Stock and Stockholders’ Equity, vest upon satisfaction of both a service condition and a performance condition. The service condition for these awards is generally satisfied over four years. The performance condition was satisfied in February 2014 pursuant to the terms of the Company’s 2007 Equity Incentive Plan. Prior to the closing of the Company’s initial public offering in November 2013, the Company had not recognized any stock-based compensation expense for the Pre-2013 RSUs, because the performance condition had not been satisfied. As the satisfaction of the performance condition became probable upon completion of the Company’s initial public offering for the Pre-2013 RSUs for which the service condition had been satisfied as of such date, the Company recorded the cumulative stock-based compensation expense for these RSUs during the three months ended December 31, 2013, using the accelerated attribution method. The remaining unrecognized stock-based compensation expense related to the Pre-2013 RSUs will be recorded over the remaining requisite service period using the accelerated attribution method.

Post-2013 RSUs, as defined and further described in Note 12—Common Stock and Stockholders’ Equity, are not subject to a performance condition in order to vest. The service condition for these awards is generally satisfied over four years. The compensation expense related to these RSUs is recognized on a straight-line basis over the requisite service period.

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

The Company also enters into server and networking equipment lease arrangements with original lease terms ranging from three to four years. The classification of each lease arrangement is determined in accordance with the criteria outlined in ASC Topic 840 Leases. The Company’s server and networking equipment leases typically are accounted for as capital leases as they meet one or more of the four capital lease classification criteria. Assets acquired under capital leases are amortized over their estimated useful life. As of December 31, 2015 and 2014, the Company had capital lease obligations included in short-term and long-term capital lease obligations in the consolidated balance sheets of $147.9 million and $231.3 million, respectively. In the years ended December 31, 2015, 2014 and 2013, the Company recorded approximately $8.8 million, $10.2 million and $7.0 million, respectively, of interest expense in relation to these capital lease arrangements.

Cash, Cash Equivalents and Investments

The Company invests its excess cash primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. The Company classifies all liquid investments with stated maturities of three months or less from date of purchase as cash equivalents. The Company classifies all marketable securities for use in current operations, even if the security matures beyond 12 months, and presents them as short-term investments in the consolidated balance sheets. As of December 31, 2015 and 2014, the Company has recorded restricted cash balances of $3.0 million and $2.6 million, respectively, within prepaid expenses and other current assets and $31.1 million and $28.3 million, respectively, in other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions. These restricted cash balances are primarily related to certain operating lease arrangements.

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale securities at fair value, and reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as other income (expense), net. The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other income (expense), net. Interest earned on cash, cash equivalents, and marketable securities was $9.1 million, $1.9 million, and $0.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. These balances are recorded in other income (expense), net in the accompanying consolidated statements of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. To manage the risk exposure, the Company invests cash, cash equivalents and short-term investments in a variety of fixed income securities, including government and investment-grade debt securities and money market funds. The Company places its cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits, if any.

The Company’s accounts receivable are typically unsecured and are derived from customers around the world in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2015 and 2014, no single customer accounted for more than 10% of the Company’s net accounts receivable balance. No single customer accounted for more than 10% of the Company’s revenue in the years ended December 31, 2015, 2014 and 2013.

The Company’s note hedge transactions, entered into in connection with the Notes, and its derivative financial instruments expose the Company to credit risk to the extent that its counterparties may be unable to meet the terms of the transactions. The Company mitigates this risk by limiting its counterparties to major financial institutions.

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

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life. The estimated useful lives of property and equipment are described below:

Property and Equipment	Estimated Useful Life
Computer hardware, networking and office equipment	Three to five years
Computer software	One to four years
Furniture and fixture	Five years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

Capitalization of Interest

Interest costs is capitalized for assets that are constructed for the Company’s own internal use, this includes internally developed software and property and equipment, for the period of time to get them ready for its intended use. During the year ended December 31, 2015, the Company capitalized $5.0 million of interest expense. Capitalized interest was not material in 2014. No interest was capitalized in 2013.

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

The Company conducted its annual goodwill impairment test during the fourth quarter of 2015 and determined that goodwill was not impaired. As such, no impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

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

Internal Use Software and Website Development Costs

The Company capitalizes certain costs incurred in developing software programs or websites for internal use. In the years ended December 31, 2015, 2014 and 2013, the Company capitalized costs totaling approximately $92.8 million, $79.5 million and $35.6 million, respectively. Capitalized internal use software development costs are included in property and equipment, net. Included in the capitalized amounts above are $50.3 million, $40.8 million and $13.6 million of stock-based compensation expense in the years ended December 31, 2015, 2014 and 2013, respectively.

The estimated useful life of costs capitalized is evaluated for each specific project and is one to four years. In the years ended December 31, 2015, 2014 and 2013, the amortization of capitalized costs included in cost of revenue totaled approximately $37.8 million, $15.2 million and $6.7 million, respectively.

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

Foreign Currency

The functional currency of the Company's foreign subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies as well as realized foreign exchange gains and losses on foreign exchange transactions are recorded in other income (expense), net in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $119.7 million, $46.6 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013 respectively.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current GAAP guidance on this topic and eliminate industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the guidance by one year and permit early adoption for annual and interim periods beginning after December 15, 2016. As a result of the revision, the guidance will be effective for fiscal years and interim periods with those fiscal years, beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

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

In November 2015, the FASB issued a new accounting standard update on simplifying the presentation of deferred income taxes. The new guidance requires that the deferred tax liabilities and assets be classified as noncurrent in the balance sheet. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company early adopted this guidance prospectively for the year ended December 31, 2015. The adoption of this guidance resulted in a reclassification of the net current deferred tax assets to noncurrent deferred tax assets on the Company’s consolidated balance sheet at December 31, 2015. No prior periods were retroactively adjusted.

Note 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$300,363	$147,848
Money market funds	141,700	882,443
U.S. government and agency securities including treasury bills	—	271,418
Corporate notes, certificates of deposit and commercial paper	469,408	209,015
Total cash and cash equivalents	$911,471	$1,510,724
Short-term investments:
U.S. government and agency securities including treasury bills	$1,156,418	$1,009,541
Corporate notes, certificates of deposit and commercial paper	1,427,459	1,101,613
Total short-term investments	$2,583,877	$2,111,154

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,158,479	$6	$(2,067)	$1,156,418
Corporate notes, certificates of deposit and commercial paper	1,429,374	21	(1,936)	1,427,459
Total available-for-sale securities classified as short-term investments	$2,587,853	$27	$(4,003)	$2,583,877

	December 31, 2014
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,009,827	$8	$(294)	$1,009,541
Corporate notes, certificates of deposit and commercial paper	1,102,275	4	(666)	1,101,613
Total available-for-sale securities classified as short-term investments	$2,112,102	$12	$(960)	$2,111,154

The available-for-sale securities classified as cash and cash equivalents on the consolidated balance sheets are not included in the tables above as the gross unrealized gains and losses were immaterial for each period and their carrying value approximates fair value because of the short maturity period of these instruments.

The contractual maturities of securities classified as available-for-sale as of December 31, 2015 were as follows (in thousands):

December 31,
2015
Aggregated
Estimated
Fair Value
Due within one year	$1,912,531
Due after one year through two years	671,346
Total	$2,583,877

There were no securities in a continuous loss position for 12 months or longer as of December 31, 2015 and 2014.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 based on the three-tier fair value hierarchy (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$141,700	$—	$—	$141,700
Commercial paper	—	419,110	—	419,110
Certificates of deposit	—	50,298	—	50,298
Short-term investments:
Treasury bills	29,953	—	—	29,953
U.S. government securities	—	537,168	—	537,168
Agency securities	—	589,297	—	589,297
Corporate notes	—	693,593	—	693,593
Commercial paper	—	229,965	—	229,965
Certificates of deposit	—	503,901	—	503,901
Other current assets:
Foreign currency forward contracts	—	6,804	—	6,804
Total	$171,653	$3,030,136	$—	$3,201,789
Liabilities
Other current liabilities:
Foreign currency forward contracts	—	3,005	—	3,005
Total	$—	$3,005	$—	$3,005

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$882,443	$—	$—	$882,443
Treasury bills	73,525	—	—	73,525
U.S. government securities	—	157,895	—	157,895
Agency securities	—	39,998	—	39,998
Corporate notes	—	13,684	—	13,684
Commercial paper	—	185,321	—	185,321
Certificates of deposit	—	10,010	—	10,010
Short-term investments:
Treasury bills	167,575	—	—	167,575
U.S. government securities	—	746,128	—	746,128
Agency securities	—	95,838	—	95,838
Corporate notes	—	551,604	—	551,604
Commercial paper	—	300,589	—	300,589
Certificates of deposit	—	249,420	—	249,420
Total	$1,123,543	$2,350,487	$—	$3,474,030

In 2014, the Company issued $935.0 million principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Refer to Note 9 – Convertible Senior Notes for further details on the Notes.  The estimated fair value of the 2019 Notes and 2021 Notes based on a market approach as of December 31, 2015 was approximately $797.4 million and $797.9 million respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on December 31, 2015.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency forward contracts outstanding was equivalent to $425.2 million at December 31, 2015. There were no outstanding foreign currency forward contracts as of December 31, 2014.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		December 31,
	Balance Sheet Location	2015
Assets
Foreign currency forward contracts not designated as hedging instruments	Other current assets	$6,804
Liabilities
Foreign currency forward contracts not designated as hedging instruments	Other current liabilities	3,005
Total		$3,799

The Company recognized $0.4 million gains on the foreign currency contracts in the year ended December 31, 2015. The Company did not have any derivative financial instruments in the year ended December 31, 2014.

Note 5. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	December 31,	December 31,
	2015	2014
Property and equipment, net
Equipment	$720,421	$584,561
Furniture and leasehold improvements	297,274	131,851
Capitalized software	211,241	82,052
Construction in progress	85,073	89,806
Total	1,314,009	888,270
Less: Accumulated depreciation and amortization	(578,710)	(331,251)
Property and equipment, net	$735,299	$557,019

The gross carrying amount of property and equipment includes $370.3 million and $411.3 million of server and networking equipment acquired under capital leases as of December 31, 2015 and 2014, respectively. The accumulated depreciation of the equipment under capital leases totaled $226.9 million and $182.4 million as of December 31, 2015 and 2014, respectively.

Depreciation expense totaled $257.2 million, $171.6 million and $94.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in these amounts were depreciation expense for server and networking equipment acquired under capital leases in the amount of $118.7 million, $108.7 million and $70.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 6. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2013	$363,477
Gnip acquisition	104,747
Other acquisitions	155,054
Foreign currency translation adjustment	(708)
Balance as of December 31, 2014	$622,570
TellApart acquisition	394,989
Other acquisitions	106,198
Foreign currency translation adjustment	(1,029)
Balance as of December 31, 2015	$1,122,728

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded. Refer to Note 8—Acquisitions for further details about goodwill.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
December 31, 2015:
Patents and developed technologies	$132,444	$(43,991)	$88,453
Publisher and advertiser relationships	75,300	(23,803)	51,497
Assembled workforce	1,960	(1,714)	246
Other intangible assets	2,100	(1,281)	819
Total	$211,804	$(70,789)	$141,015
December 31, 2014:
Patents and developed technologies	$105,052	$(23,165)	$81,887
Publisher and advertiser relationships	32,000	(9,831)	22,169
Assembled workforce	1,960	(1,457)	503
Other intangible assets	1,100	(648)	452
Total	$140,112	$(35,101)	$105,011

Patents and developed technologies are amortized over a period ranging from one to eleven years from the respective purchase dates. Publisher and advertiser relationships are amortized over a period ranging from two to six years, and assembled workforce and other intangible assets are amortized over a period of one to four years. Amortization expense associated with intangible assets for the years ended December 31, 2015 and 2014 was $54.7 million and $36.6 million, respectively. During the year ended December 31, 2015, $19.0 million in gross carrying value and accumulated amortization related to fully amortized intangible assets was eliminated.

Estimated future amortization expense as of December 31, 2015 is as follows (in thousands):

Years ending December 31,
2016	$44,009
2017	29,283
2018	22,730
2019	15,136
2020	12,640
Thereafter	17,217
Total	$141,015

Note 7. Other Balance Sheet Components

Prepaid expenses and other current assets

The following table presents the detail of prepaid and other current assets for the periods presented (in thousands):

	December 31,	December 31,
	2015	2014
Deferred income tax assets, net	$—	$25,882
Prepaid and other	247,750	189,639
Total	$247,750	$215,521

Accrued and other current liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	December 31,	December 31,
	2015	2014
Accrued compensation	$90,906	$68,000
Accrued sales and marketing expenses	27,948	25,264
Accrued tax liabilities	25,880	18,380
Deferred revenue	23,674	18,679
Accrued publisher and ad network costs	23,486	27,996
Accrued other	91,898	69,914
Total	$283,792	$228,233

Note 8. Acquisitions

2015 Acquisitions

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

During the year ended December 31, 2015, the Company acquired four other companies, which were accounted for as business combinations. The total purchase price of $118.9 million (paid in shares of the Company’s common stock having a total fair value of $60.1 million and cash of $58.8 million) for these acquisitions was allocated as follows: $12.9 million to developed technologies, $3.2 million to net tangible assets acquired based on their estimated fair value on the acquisition date, $3.4 million to deferred tax liability, and the excess $106.2 million of the purchase price over the fair value of net assets acquired to goodwill. Tax deductible goodwill resulting from certain of these acquisitions was $4.1 million. The remaining goodwill is not tax deductible for U.S. income tax purposes. Developed technologies will be amortized on a straight-line basis over their estimated useful lives of 12 to 60 months.

In connection with all of the acquisitions completed during the year ended December 31, 2015, the Company also agreed to pay cash and issue shares of its common stock with a total fair value up to $102.9 million, which is to be paid to certain employees of the acquired entities contingent upon their continued employment with the Company. The Company will recognize compensation expense related to the equity consideration over the requisite service periods of up to 48 months from the respective acquisition dates on a straight-line basis. In addition, the Company will recognize approximately $37.2 million of stock-based compensation expense in relation to assumed stock options over the remaining requisite service periods of up to 45 months from the respective acquisition dates on a straight-line basis, excluding the fair value of the assumed stock options that was allocated and recorded as part of the purchase price for the portion of the service period completed prior to the closing of the applicable acquisition.

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

2014 Acquisitions

In May 2014, the Company completed its acquisition of privately held Gnip, Inc. (“Gnip”), a leading provider of social data and analytics headquartered in Boulder, Colorado. The acquisition was made to allow the Company to further enhance its data analytics capabilities. Under the terms of the acquisition, the Company agreed to pay $107.3 million in cash and issue a total of 0.6 million shares of its common stock, including shares of restricted stock subject to continued employment, in consideration for all of the issued and outstanding shares of capital stock of Gnip. In addition, the Company agreed to issue up to 0.4 million shares of the Company’s common stock as a result of assumed Gnip equity awards held by individuals, who will continue to provide services to the Company. The fair value of the total consideration of $134.1 million, including the earned portion of assumed stock options and other equity awards, was allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values at closing as follows: $23.2 million to developed technology, $9.3 million to customer relationships, $9.1 million to tangible assets acquired, $5.8 million to liabilities assumed, $6.4 million to deferred tax liability recorded, and the excess $104.7 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the potential expansion and future development of the Company’s data products, expected synergies arising from the acquisition and the value of acquired talent. Goodwill is not deductible for U.S. income tax purposes. Both developed technology and customer relationships will be amortized on a straight-line basis over their estimated useful life of 60 months. The discounted cash flow method, which calculates the fair value of an asset based on the value of cash flows that the asset is expected to generate in the future, was used to estimate the fair value of these intangible assets acquired.

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

2013 Acquisitions

In January 2013, the Company acquired Crashlytics, Inc. (“Crashlytics”), a privately-held company based in Cambridge, Massachusetts, which developed mobile application crash reporting and analysis solutions for mobile application developers. The acquisition of Crashlytics has been accounted for as a business combination. The purchase price of $38.2 million paid in the Company’s common stock was allocated as follows: $5.0 million to developed technology, $0.3 million to assets acquired, $0.3 million to deferred tax liability recorded and $0.1 million to liabilities assumed, and the excess $33.3 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the Company’s ability to further improve the efficiency and the overall performance of its mobile platform and the value of acquired talent. This goodwill is not deductible for U.S. income tax purposes. Developed technology will be amortized on a straight-line basis over its estimated useful life of 12 months. Under the terms of the acquisition, the Company has the right to the return of shares issued to non-employee investors if specified performance conditions tied to certain key employees’ continued employment at the Company for one year after the acquisition are not met. The fair value of these contingently returnable shares of $6.7 million is included in the purchase price and is classified as part of stockholders’ equity on the consolidated balance sheets. The performance condition was fully satisfied for these shares.

In February 2013, the Company acquired Bluefin Labs, Inc. (“Bluefin”), a privately-held company based in Cambridge, Massachusetts, which provided social television analytics services to brand advertisers, agencies and TV networks. The acquisition of Bluefin has been accounted for as a business combination. The purchase price of $67.3 million paid in the Company’s common stock was allocated as follows: $7.4 million to developed technology, $1.8 million to assets acquired and $1.9 million to liabilities assumed based on their estimated fair value on the acquisition date, and the excess $60.0 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the potential for future product offering, ability to further enhance the advertiser experience in using the Company’s services and the value of acquired talent. Goodwill is not deductible for U.S. income tax purposes. Developed technology will be amortized on a straight-line basis over its estimated useful life of 18 months. Under the terms of the acquisition, the Company has the right to the return of shares issued to non-employee investors if specified performance conditions tied to certain key employees’ continued employment at the Company for one year after the acquisition are not met. The fair value of these contingently returnable shares of $7.9 million is included in the purchase price and is classified as part of stockholders’ equity on the consolidated balance sheets. The performance condition was fully satisfied for these shares.

In October 2013, the Company acquired 100% of the ownership interest in privately held MoPub, Inc. (“MoPub”), a mobile-focused advertising exchange headquartered in San Francisco, California. Under the terms of the acquisition, all of the issued and outstanding shares of capital stock of MoPub, including shares of restricted stock subject to continued employment, were converted into 11.2 million shares of the Company’s common stock and 2.0 million shares of unvested restricted stock, and all equity awards to purchase shares of MoPub common stock held by individuals, who will continue to provide services to the Company, were converted into the right to receive an aggregate of 1.2 million shares of the Company’s stock options.  Of the aggregate acquisition consideration, approximately $218.8 million associated with the common stock issued and the fair value attributable to the portion of restricted stock and assumed stock options for which services had been rendered as of the closing of the acquisition was determined to be the accounting purchase price. The purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values at closing as follows: $21.1 million to publisher and advertiser relationships, $12.9 million to developed technology, $1.1 million to trade name, $22.1 million to account receivables acquired, $1.2 million to other tangible assets acquired, $22.1 million to publisher payments liabilities assumed, $4.4 million to other liabilities assumed, $5.5 million to deferred tax liability recorded, and the excess $192.4 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the potential expansion of the advertising business across the mobile ecosystem through continued investment in the MoPub exchange and expected synergies arising from the acquisition, the ability to further enhance the advertiser experience by building real-time bidding into the Twitter ads platform and the value of acquired talent. Goodwill is not deductible for U.S. income tax purposes. Publisher and advertiser relationships and developed technology will be amortized on a straight-line basis over their estimated useful life of 36 months, and trade name was amortized on a straight-line basis over its estimated useful life of 24 months.

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

The interest rates are fixed at 0.25% and 1.00% per annum and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015. During the years ended December 31, 2015 and 2014, the Company recognized $5.1 million and $1.4 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt issuance costs, and $11.9 million and $3.3 million, respectively, of accrued coupon interest expense.

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

1)

during any calendar quarter commencing after the calendar quarter ending on December 31, 2014 (and only during such calendar quarters), if the last reported sale price of Twitter’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the relevant series of notes on each applicable trading day;

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

During the years ended December 31, 2015 and 2014, the Company recognized $74.2 million and $18.8 million, respectively, of interest expense related to the amortization of the debt discount. As of December 31, 2015, the net carrying value, net of the initial purchasers’ discount and debt discount, of 2019 Notes and 2021 Notes was $753.0 million and $702.1 million, respectively.

The Notes consisted of the following (in thousands):

	December 31, 2015		December 31, 2014
	2019 Notes	2021 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$935,000	$954,000
Unamortized initial purchasers' discount and debt discount (1)	(181,994)	(251,911)	(225,104)	(287,876)
Net carrying amount	$753,006	$702,089	$709,896	$666,124
Carrying amount of the equity component (2)	$222,826	$283,283	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of December 31, 2015, the remaining life of the 2019 Notes and 2021 Notes is approximately 44 months and 68 months, respectively.

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

Note 10. Net Loss per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. Prior to their conversion to common stock, the Company also considered all series of the Company’s redeemable convertible preferred stock and convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend was paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2015, 2014 and 2013 were not allocated to these participating securities.

Basic net loss per share is computed by dividing total net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the years ended December 31, 2015, 2014 and 2013, the Company’s potential common stock instruments such as stock options, RSUs, shares to be purchased under the 2013 Employee Stock Purchase Plan, shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Year Ended December 31,
	2015	2014	2013
Net loss	$(521,031)	$(577,820)	$(645,323)
Basic shares:
Weighted-average common shares outstanding	670,132	613,944	196,675
Weighted-average restricted stock subject to repurchase	(7,708)	(8,954)	(7,165)
Weighted-average shares used to compute basic net loss per share	662,424	604,990	189,510
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	662,424	604,990	189,510
Net loss per share attributable to common stockholders:
Basic	$(0.79)	$(0.96)	$(3.41)
Diluted	$(0.79)	$(0.96)	$(3.41)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
RSUs	43,170	64,135	95,723
Warrants	24,329	24,329	117
Stock options	11,177	20,420	42,246
Shares subject to repurchase and others	9,146	9,335	12,882

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

Note 11. Preferred Stock

Prior to the initial public offering, the Company had outstanding shares of Class A junior preferred stock and several series of convertible preferred stock. Each share of preferred stock was convertible to one share of common stock. Upon the closing of the Company’s initial public offering on November 13, 2013, all shares of outstanding redeemable convertible preferred stock and outstanding convertible preferred stock were automatically converted to shares of the Company’s common stock.

The Company has the authority to issue up to 200,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of December 31, 2015 and 2014, there was no preferred stock outstanding.

Note 12. Common Stock and Stockholders’ Equity

Common Stock

As of December 31, 2015, the Company is authorized to issue 5.0 billion shares of $0.000005 par value common stock in accordance with the Certificate of Incorporation, as amended and restated.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2015, no dividends have been declared.

Restricted Common Stock

The Company has granted restricted common stock to certain continuing employees in connection with the acquisitions. Vesting of this stock is dependent on the respective employee’s continued employment at the Company during the requisite service period, which is up to four years from the issuance date, and the Company has the right to repurchase the unvested shares upon termination of employment. The fair value of the restricted common stock issued to employees is recorded as compensation expense on a straight-line basis over the requisite service period.

The activities for the restricted common stock issued to employees for the year ended December 31, 2015 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2014	4,955	$25.62
Granted	2,467	$40.00
Vested	(2,534)	$24.31
Canceled	(348)	$29.34
Unvested restricted common stock at December 31, 2015	4,540	$33.88

Equity Incentive Plans

The Company’s 2013 Equity Incentive Plan became effective upon the completion of the Company’s initial public offering and serves as the successor to the 2007 Equity Incentive Plan. Initially, 68.3 million shares were reserved under the 2013 Equity Incentive Plan and any shares subject to options or other similar awards granted under the 2007 Equity Incentive Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2013 Equity Incentive Plan. The number of shares of the Company’s common stock available for issuance under the 2013 Equity Incentive Plan were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 60,000,000 Shares, (ii) 5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (iii) such number of Shares determined by the Company’s Board of Directors. As of December 31, 2015, the total number of options and RSUs outstanding under the 2013 Equity Incentive Plan was 28.9 million shares, and 113.1 million shares were available for future issuance. There were 23.3 million shares of options and RSUs outstanding under the 2007 Equity Incentive Plan as of December 31, 2015. No additional shares will be issued under the 2007 Equity Incentive Plan. Options granted under the Company’s Equity Incentive Plans generally expire 10 years after the grant date. The Company issues new shares to satisfy stock option exercises.

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

Employee Stock Purchase Plan

On November 7, 2013, the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for twelve-month offering periods, and each offering period will include purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the exercise date. The number of shares available for sale under the 2013 Employee Stock Purchase Plan were and will be increased annually on the first day of each fiscal year, equal to the least of i) 11.3 million shares; ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or iii) such other amount as determined by the Board of Directors.

During the years ended December 31, 2015 and 2014, employees purchased an aggregate of 1.5 million and 1.9 million shares, respectively, under this plan at a weighted average price of $25.78 and $22.47 per share, respectively.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2015 is as follows (in thousands, except years and per share data):

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding at December 31, 2014	20,420	$3.33	5.78	$667,538
Options granted and assumed in connection with acquisitions	2,212	$12.34
Options exercised	(10,992)	$1.58
Options canceled	(463)	$10.05
Outstanding at December 31, 2015	11,177	$6.55	5.86	$199,576
Vested and expected to vest at December 31, 2015 (1)	10,383	$5.56	5.65	$192,696
Exercisable at December 31, 2015	8,526	$3.49	5.13	$170,483

(1)	The expected to vest options are the result of applying pre-vesting forfeiture rate assumptions to unvested options outstanding.

The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options.

The total intrinsic values of stock options exercised in the years ended December 31, 2015, 2014 and 2013 were $337.2 million, $872.8 million and $123.7 million, respectively.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2015.  For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2014	64,135	$29.08
Granted	18,493	$35.45
Vested	(24,002)	$27.58
Canceled	(15,456)	$29.60
Unvested and outstanding at December 31, 2015	43,170	$32.46

The total fair value of RSUs vested during the years ended December 31, 2015 and December 31, 2014 was approximately $849.8 million and $2.02 billion, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$40,705	$50,536	$50,942
Research and development	401,537	360,726	379,913
Sales and marketing	156,904	157,263	114,440
General and administrative	82,972	63,072	55,072
Total	$682,118	$631,597	$600,367

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

During 2014, the Company modified the terms of stock options and RSUs for certain employees upon their termination or change in employment status. The Company recorded incremental stock-based compensation in relation to the modification of stock-based awards of approximately $32.6 million in the year ended December 31, 2014. The amount of incremental stock-based compensation recorded in relation to the modification of stock-based awards was not material for the years ended December 31, 2015 and 2013, respectively.

Income tax benefits recognized for stock-based compensation arrangements during the years ended December 31, 2015, 2014 and 2013 were not material.

The Company capitalized $50.3 million, $40.8 million and $13.6 million of stock-based compensation expense associated with the cost for developing software for internal use in the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $1.25 billion of unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 2.51 years.

Note 13. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(201,628)	$(164,854)	$(549,397)
Foreign	(331,677)	(413,497)	(97,749)
Loss before income taxes	$(533,305)	$(578,351)	$(647,146)

The components of the benefit from income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	1,226	720	857
Foreign	14,625	8,358	6,222
Total current provision for income taxes	15,851	9,078	7,079
Deferred:
Federal	(23,208)	(8,972)	(5,412)
State	(852)	(128)	(453)
Foreign	(4,065)	(509)	(3,037)
Total deferred benefit for income taxes	(28,125)	(9,609)	(8,902)
Benefit from income taxes	$(12,274)	$(531)	$(1,823)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.1)	(0.1)	(0.1)
Stock-based compensation	(2.9)	(4.2)	(2.9)
Research and development credits	7.2	25.2	3.6
Valuation Allowance	3.1	(9.4)	(25.0)
Nondeductible expenses	(5.6)	(4.5)	(3.0)
Foreign rate differential	(23.7)	(26.4)	(5.8)
Change in tax positions	(10.7)	(15.9)	(2.0)
Other	0.0	0.4	0.5
Effective tax rate	2.3%	0.1%	0.3%

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$242,987	$230,417
Accruals and reserves	36,133	20,496
Stock-based compensation expense	80,106	89,159
Research and development credits	209,425	168,934
California Enterprise Zone Credit	11,710	10,355
Fixed assets and intangible assets	1,457	—
Other	7,059	3,145
Total deferred tax assets	588,877	522,506
Valuation allowance	(378,448)	(351,249)
Total deferred tax assets, net of valuation allowance	210,429	171,257

Deferred tax liabilities:
Fixed assets and intangible assets	(174,007)	(132,671)
Convertible notes	(30,002)	(35,133)
Other	(1,577)	(420)
Total deferred tax liabilities	(205,586)	(168,224)
Net deferred tax assets	$4,843	$3,033

Based on the available objective evidence, management believes it is more-likely-than-not that the net U.S. and Brazil deferred tax assets were not fully realizable as of the year ended December 31, 2015. Accordingly, the Company has established a full valuation allowance against its U.S. and Brazil deferred tax assets. As of December 31, 2015, the Company has net $5.2 million of deferred tax assets in foreign jurisdictions which it believes are more-likely-than-not to be fully realized given the expectation of future earnings in these jurisdictions.

For the year ended December 31, 2015, the Company has not provided for income taxes on $82.4 million of its undistributed earnings for certain foreign subsidiaries because these earnings are intended to be indefinitely reinvested in operations outside the U.S. Determining the unrecognized deferred tax liabilities associated with these earnings is not practicable.

At December 31, 2015, the Company had $3.37 billion of federal and $1.34 billion of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2027 for federal and 2016 for state tax purposes.

Pursuant to authoritative guidance, the excess tax benefit from stock-based compensation will only be recorded to stockholders’ equity when cash taxes payable are reduced. As of December 31, 2015, the portion of net operating loss carryforwards related to the excess tax benefit from stock-based compensation was approximately $3.35 billion, the benefit of which will be credited to additional paid-in capital when realized.

The Company also has research credit carryforwards of $188.2 million and $150.6 million for federal and state income tax purposes, respectively. The federal credit carryforward will begin to expire in 2027. The state research tax credits have no expiration date. Additionally, the Company has California Enterprise Zone Credit carryforwards of $18.0 million which will begin to expire in 2023.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2015, the unrecognized tax benefit was $209.4 million, materially all of which would result in corresponding adjustments to valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at the beginning of the year	$182,484	$43,061	$23,352
Additions related to prior year tax positions	1,820	—	7,880
Reductions related to prior year tax positions	(45,305)	(50)	—
Additions related to current year tax positions	70,444	139,473	11,829
Balance at the end of the year	$209,443	$182,484	$43,061

Total unrecognized tax benefits are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2015	2014
Total unrecognized tax benefits balance	$209,443	$182,484
Amounts netted against related deferred tax assets	(208,307)	(181,786)
Unrecognized tax benefits recorded on consolidated balance sheets	$1,136	$698

The net unrecognized tax benefit of $1.1 million and $0.7 million as of December 31, 2015 and 2014, respectively, was included in the deferred and other long-term tax liabilities, net on the Company’s consolidated balance sheets. The Company adopted new guidance on the financial statement presentation of unrecognized tax benefits prospectively as of January 1, 2014. The application of this guidance resulted in a $15.8 million decrease in net deferred tax assets and the related liability for unrecognized tax benefits upon adoption. The Company does not believe that its unrecognized tax benefits will significantly change within the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2015 there were no significant accrued interest and penalties related to uncertain tax positions.

On July 27, 2015, the United State Tax Court issued an opinion (Altera Corp. et al. v. Commissioner), which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs. As such, the Company filed its 2014 federal tax return based upon the opinion rendered in this case, which resulted in an increase in the 2014 net operating loss in the U.S jurisdiction. As the Company maintains a full valuation allowance on its US deferred tax assets, no benefit was realized in the financial statements as a result of this filing position.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-US activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under a Federal income tax examination by the Internal Revenue Service (IRS) for tax years 2011, 2012 and 2013. In the third quarter of 2015, the Company concluded its California income tax examination for tax years 2010 and 2011 with adjustments that immaterially impacted the deferred tax balances with an offset to the valuation allowance, resulting in no additional net tax expense or benefit. However, the Company’s California R&D tax credit carryforward attributes remain open and subject to examination in future years until used. The Company believes that adequate amounts have been reserved in these jurisdictions. The Company’s 2007 to 2015 tax years remain subject to examination by the United States and California, and its 2011 to 2015 tax years remain subject to examination in Ireland. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

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

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that the Company may incur and increase the amount of restricted payments that the Company may make. This amendment to the revolving credit agreement also provides that if the Company’s total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of the Company’s and certain of its subsidiaries’ assets, subject to limited exceptions. As of December 31, 2015, no amounts were drawn under the credit facility.

Operating and Capital Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring between 2016 and 2026. The Company also has lease arrangements for certain server and networking equipment. .

A summary of gross and net lease commitments as of December 31, 2015 is as follows (in thousands):

	Operating	Capital
	Leases	Leases
Years ending December 31,
2016	$148,001	$93,001
2017	155,213	49,454
2018	149,298	10,739
2019	116,764	592
2020	105,086	—
Thereafter	243,788	—
	$918,150	153,786
Less: Amounts representing interest		5,925
Total capital lease obligation		147,861
Less: Short-term portion		88,166
Long-term portion		$59,695

Rent expense under the Company’s operating leases, including co-location arrangements for the Company’s data centers, was $119.8 million, $73.9 million and $35.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Non-cancelable Obligations

The Company also had $166.3 million of non-cancelable contractual commitments as of December 31, 2015, primarily related to its infrastructure services, bandwidth and other services arrangements. These commitments are generally due within one to three years.

Legal Proceedings

The Company is currently involved in, and may in the future be involved in, legal proceedings, claims and governmental investigations in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of December 31, 2015, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the years ended December 31, 2015, 2014 and 2013 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of December 31, 2015 and 2014.

Note 15. Related Party Transactions

In September 2015, the Company entered into a partnership agreement for no consideration with Square, Inc., for which Jack Dorsey (the Company’s Chief Executive Officer) serves as Chief Executive Officer, to enable U.S. political donations through Tweets. Neither Square, Inc. nor the Company will pay each other any amounts in connection with the agreement. The agreement has no impact on the Company’s financial statements.

On October 22, 2015, the Company and the Jack Dorsey Revocable Trust dated December 8, 2010 (the “Jack Dorsey Trust”), for which Jack Dorsey (the Company’s Chief Executive Officer) serves as trustee, entered into a Contribution Agreement that the Jack Dorsey Trust will give back and contribute to Twitter, without any cost or charge, an aggregate of 6,814,085 shares of Twitter’s common stock. Upon the Company’s stockholders approval of an equity incentive plan at the annual meeting of stockholders to be held in 2016, the same number of shares will be granted over time to employees and other service providers. The contribution will be recorded as a treasury stock transaction in stockholders’ equity when and if approved by the Company’s stockholders.

Note 16. Employee Benefit Plan

The Company adopted a 401(k) Plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company made discretionary matching contributions to those participating employees who met certain employment criteria. The matching contributions made by the Company to date was not material.

Note 17. Segment Information and Operations by Geographic Area

The Company has a single operating segment and reporting unit structure. The Company’s chief operating decision-maker is the chief executive officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Revenue

Revenue by geography is based on the billing addresses of the customers. The following tables set forth revenue by services and revenue by geographic area (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue by services:
Advertising services	$1,994,036	$1,255,688	$594,546
Data licensing and other	223,996	147,314	70,344
Total revenue	$2,218,032	$1,403,002	$664,890

	Year Ended December 31,
	2015	2014	2013
Revenue by geographic area:
United States	$1,443,240	$945,720	$492,320
International	774,792	457,282	172,570
Total revenue	$2,218,032	$1,403,002	$664,890

No individual country from the international markets contributed in excess of 10% of the total revenue for the year ended December 31, 2015. The United Kingdom accounted for $140.3 million and $66.5 million or 10% of the total revenue for each of the years ended December 31, 2014 and 2013, respectively.

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	December 31,	December 31,
	2015	2014
Property and equipment, net:
United States	$683,176	$523,810
International	52,123	33,209
Total property and equipment, net	$735,299	$557,019

Note 18. Restructuring Charges

In October 2015, the Company initiated a restructuring and reduction in force plan to exit approximately 8% of the Company’s global workforce. The Company incurred $16.1 million of cash expenditures, substantially all of which was severance costs. Total restructuring expenses was $12.9 million, which was lower than cash restructuring costs due to a credit related to non-cash stock-based compensation expense reversals for unvested stock awards. The restructuring and reduction in force plan was substantially completed in 2015. The remaining accrued liability for the restructuring plan was not material as of December 31, 2015.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

			Charged/
	Balance at		Credited
	Beginning of	Charged to	to Other	Balance at
	Year	Expenses	Accounts	End of Year
	(In thousands)
Allowance for Deferred Tax Assets:
Year ended December 31, 2015	$351,249	$27,175	$24	$378,448
Year ended December 31, 2014	$227,878	$155,111	$(31,740)	$351,249
Year ended December 31, 2013	$42,175	$180,691	$5,012	$227,878

	Balance at
	Beginning of	Additions	Write-off/	Balance at
	Year	(Reductions)	Adjustments	End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2015	$5,507	$5,765	$(3,151)	$8,121
Year ended December 31, 2014	$2,020	$4,632	$(1,145)	$5,507
Year ended December 31, 2013	$1,280	$1,557	$(817)	$2,020

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

Date:   February 29, 2016.

TWITTER, INC.

By:	/s/ Jack Dorsey
Jack Dorsey
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jack Dorsey and Anthony Noto, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack Dorsey	Chief Executive Officer and Director	February 29, 2016
Jack Dorsey	(Principal Executive Officer)

/s/ Anthony Noto	Chief Financial Officer	February 29, 2016
Anthony Noto	(Principal Financial Officer)

/s/ Robert Kaiden	Chief Accounting Officer	February 29, 2016
Robert Kaiden	(Principal Accounting Officer)

/s/ Omid Kordestani	Executive Chairman and Director	February 29, 2016
Omid Kordestani

/s/ Peter Chernin	Director	February 29, 2016
Peter Chernin

/s/ Peter Currie	Director	February 29, 2016
Peter Currie

/s/ Peter Fenton	Director	February 29, 2016
Peter Fenton

/s/ David Rosenblatt	Director	February 29, 2016
David Rosenblatt

/s/ Marjorie Scardino	Director	February 29, 2016
Marjorie Scardino

/s/ Evan Williams	Director	February 29, 2016
Evan Williams

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization among Twitter, Inc., Raptor Merger Inc., MoPub Inc. and Fortis Advisors LLC, as Stockholders’ Agent, dated as of September 9, 2013.	S-1	333-191552	2.1	October 3, 2013

3.1	Restated Certificate of Incorporation of Twitter, Inc.	S-1/A	333-191552	3.2	October 22, 2013

3.2	Amended and Restated Bylaws of Twitter, Inc.	S-1/A	333-191552	3.4	October 22, 2013

4.1	Form of common stock certificate of Twitter, Inc.	S-1/A	333-191552	4.1	October 22, 2013

4.2	Amended and Restated Investors’ Rights Agreement among Twitter, Inc. and certain holders of its capital stock, amended as of October 4, 2013.	S-1/A	333-191552	4.2	October 15, 2013

4.3	Indenture, dated September 17, 2014, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.1	September 17, 2014

4.4	Form of Global 0.25% Convertible Senior Note due 2019 (included in Exhibit 4.1)	8-K	001-36164	4.2	September 17, 2014

4.5	Indenture, dated September 17, 2014, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.3	September 17, 2014

4.6	Form of Global 0.25% Convertible Senior Note due 2019 (included in Exhibit 4.3)	8-K	001-36164	4.4	September 17, 2014

4.7	Form of Selling Stockholder Agreement	S-3ASR	333-204775	4.4	June 5, 2015

10.1*	Form of Indemnification Agreement between Twitter, Inc. and each of its directors and executive officers.	S-1	333-191552	10.1	October 3, 2013

10.2*	Twitter, Inc. 2013 Equity Incentive Plan and related form agreements.	S-1/A	333-191552	10.2	October 22, 2013

10.3*	Twitter, Inc. 2013 Employee Stock Purchase Plan and related form agreements.	S-8	333-192150	4.3	November 7, 2013

10.4*	Twitter, Inc. 2007 Equity Incentive Plan and related form agreements.	S-1	333-191552	10.4	October 3, 2013

10.5	Form of Performance-Based Restricted Stock Unit Award Agreement for Executives, including Notice of Grant, under the Twitter, Inc. 2013 Equity Incentive Plan.

10.6*	Twitter, Inc. 2011 Acquisition Option Plan.	S-1	333-191552	10.5	October 3, 2013

10.7*	Afterlive.tv Inc. 2010 Stock Plan.	S-8	333-198055	4.4	August 11, 2014

10.8*	Apps & Zerts, Inc. 2013 Stock Plan.	S-8	333-195743	4.2	May 6, 2014

10.9*	Bluefin Labs, Inc. 2008 Stock Plan.	S-1	333-191552	10.6	October 3, 2013

10.10*	CardSpring Inc. Amended and Restated 2011 Equity Incentive Plan.	S-8	333-198055	4.3	August 11, 2014

10.11*	Crashlytics, Inc. 2011 Stock Plan.	S-1	333-191552	10.7	October 3, 2013

10.12*	Gnip, Inc. 2008 Incentive Plan, as amended.	S-8	333-195743	4.3	May 6, 2014

10.13*	Mixer Labs, Inc. 2008 Stock Plan.	S-1	333-191552	10.8	October 3, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.14*	MoPub Inc. 2010 Equity Incentive Plan.	S-1/A	333-191552	10.9	November 4, 2013

10.15*	TapCommerce Inc. 2012 Stock Incentive Plan.	S-8	333-198055	4.5	August 11, 2014

10.16*	Twitter, Inc. Executive Incentive Compensation Plan.	S-1	333-191552	10.9	October 3, 2013

10.17*	Twitter, Inc. Change of Control and Involuntary Termination Protection Policy.	10-Q	001-36164	10.1	August 11, 2014

10.18*	Twitter, Inc. Outside Director Compensation Policy	10-K	001-36164	10.23	March 6, 2014

10.19*	Twitter, Inc. 2013 Target Commission Plan.	S-1/A	333-191552	10.20	October 22, 2013

10.20*	Offer Letter between Twitter, Inc. and Jack Dorsey, dated as of June 11, 2015.	8-K	001-36164	10.1	June 11, 2015

10.21*	Letter Agreement between Twitter, Inc. and Omid R. Kordestani, dated as of October 13, 2015.	8-K	001-36164	10.1	October 16, 2015

10.22*	Offer Letter between Twitter, Inc. and Anthony Noto, dated as of June 30, 2014.	8-K	333-191552	10.1	July 1, 2014

10.23*	Offer Letter between Twitter, Inc. and Adam Bain, dated as of October 1, 2013.	S-1/A	333-191552	10.14	October 22, 2013

10.24*	Offer Letter between Twitter, Inc. and Vijaya Gadde, dated as of October 1, 2013.	S-1/A	333-191552	10.16	October 22, 2013

10.25*	Offer Letter between Twitter, Inc. and Robert Kaiden, dated as of April 24, 2015.	8-K	001-36164	10.1	June 4, 2015

10.26*	Offer Letter between Twitter, Inc. and Richard Costolo, dated as of October 1, 2013.	S-1/A	333-191552	10.11	October 22, 2013

10.27*	Letter Agreement between Twitter, Inc. and Richard Costolo, dated as of June 11, 2015.	8-K	001-36164	10.1	June 11, 2015

10.28*	Offer Letter between Twitter, Inc. and Peter Chernin, dated as of October 16, 2012.	S-1	333-191552	10.17	October 3, 2013

10.29*	Change of Control Severance Policy Participation Agreement between Twitter, Inc. and Anthony Noto, dated as of June 30, 2014	8-K	001-36164	10.2	July 1, 2014

10.30*	Amended and Restated Change of Control Severance Policy Participation Agreement between Twitter, Inc. and Mike Gupta, dated as of August 8, 2014.	10-Q	001-36164	10.2	August 11, 2014

10.31*	Contribution Agreement, dated October 22, 2015, by and between Twitter, Inc. and the Jack Dorsey Revocable Trust dated December 8, 2010	8-K	001-36164	10.1	October 22, 2015

10.32	Form of Innovator’s Patent Agreement.	S-1	333-191552	10.19	October 3, 2013

10.33	Office Lease between Twitter, Inc. and Sri Nine Market Square LLC, dated as of April 20, 2011, as amended on May 16, 2011, September 30, 2011 and June 1, 2012.	S-1	333-191552	10.18	October 3, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.34	Revolving Credit Agreement among Twitter, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, dated as of October 22, 2013.	S-1	333-191552	10.21	October 22, 2013

10.35	Amendment No. 1, dated September 10, 2014, to the Revolving Credit Agreement, dated October 22, 2013, among Twitter, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders from time to time party thereto.	8-K	001-36164	10.1	September 10, 2014

10.36	Purchase Agreement, dated September 11, 2014, by and among Twitter, Inc. and Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, as representatives of the initial purchasers named therein.	8-K	001-36164	10.1	September 17, 2014

10.37	Form of Convertible Note Hedge Confirmation.	8-K	001-36164	10.2	September 17, 2014

10.38	Form of Warrant Confirmation.	8-K	001-36164	10.3	September 17, 2014

21.1	List of subsidiaries of Twitter, Inc.	S-1	333-191552	21.1	October 15, 2013

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

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