Form 10-Q
period 2016-03-31
TWITTER, INC.
filed 2016-05-03
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock outstanding as of April 26, 2016 was 701,897,432.

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

The numbers of active users presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that false or spam accounts represented less than 5% of our MAUs as of December 31, 2015. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, and in the past have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of accounts. Spam accounts that we have identified are not included in the active user numbers presented in this Quarterly Report on Form 10-Q. We treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Our metrics are also affected by applications that automatically contact our servers for regular updates with no discernible user-initiated action involved, and this activity can cause our system to count the users associated with such applications as active users on the day or days such contact occurs. As of December 31, 2015, less than 8.5% of users used third-party applications that may have automatically contacted our servers for regular updates without any discernible additional user-initiated action. As such, the calculations of MAUs presented in this Quarterly Report on Form 10-Q may be affected as a result of this activity.

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

Additionally, as we previously announced, our reported MAUs will no longer include SMS fast followers; however, we will include SMS fast followers in our total audience count, as we make those disclosures.  We present and discuss our total audience based on both internal metrics and relying on data from Google Analytics, which measures logged out visitors to our properties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,027,661	$911,471
Short-term investments	2,548,749	2,583,877
Accounts receivable, net of allowance for doubtful accounts of $7,850 and $8,121 as of March 31, 2016 and December 31, 2015, respectively	576,800	638,694
Prepaid expenses and other current assets	235,699	247,750
Total current assets	4,388,909	4,381,792
Property and equipment, net	746,713	735,299
Intangible assets	128,274	141,015
Goodwill	1,122,533	1,122,728
Other assets	89,739	61,605
Total assets	$6,476,168	$6,442,439
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$90,353	$134,081
Accrued and other current liabilities	250,720	283,792
Capital leases, short-term	81,692	88,166
Total current liabilities	422,765	506,039
Convertible notes	1,475,513	1,455,095
Capital leases, long-term	45,478	59,695
Deferred and other long-term tax liabilities, net	3,847	2,978
Other long-term liabilities	51,079	50,585
Total liabilities	1,998,682	2,074,392
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 700,203 and 694,132 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	6,681,181	6,507,087
Accumulated other comprehensive loss	(30,490)	(45,566)
Accumulated deficit	(2,173,208)	(2,093,477)
Total stockholders' equity	4,477,486	4,368,047
Total liabilities and stockholders' equity	$6,476,168	$6,442,439

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$594,521	$435,939
Costs and expenses
Cost of revenue	198,405	143,475
Research and development	155,794	189,746
Sales and marketing	236,171	183,557
General and administrative	63,267	65,777
Total costs and expenses	653,637	582,555
Loss from operations	(59,116)	(146,616)
Interest expense	(24,893)	(24,319)
Other income (expense), net	6,306	9,125
Loss before income taxes	(77,703)	(161,810)
Provision for income taxes	2,028	632
Net loss	$(79,731)	$(162,442)
Net loss per share attributable to common stockholders:
Basic	$(0.12)	$(0.25)
Diluted	$(0.12)	$(0.25)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	691,564	640,464
Diluted	691,564	640,464

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(79,731)	$(162,442)
Other comprehensive income (loss):
Unrealized gain on investments in available-for-sale securities, net of tax	4,442	570
Foreign currency translation adjustment	10,634	(33,502)
Net change in accumulated other comprehensive loss	15,076	(32,932)
Comprehensive loss	$(64,655)	$(195,374)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(79,731)	$(162,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,621	67,864
Stock-based compensation expense	150,916	182,805
Amortization of discount on convertible notes	18,370	16,638
Changes in bad debt provision	(158)	2,792
Deferred income tax	86	(1,942)
Other adjustments	6,605	(6,411)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	65,756	(4,159)
Prepaid expenses and other assets	(12,819)	(2,640)
Accounts payable	(37,033)	(1,714)
Accrued and other liabilities	(37,849)	1,390
Net cash provided by operating activities	162,764	92,181
Cash flows from investing activities
Purchases of property and equipment	(59,148)	(67,735)
Purchases of marketable securities	(581,069)	(729,793)
Proceeds from maturities of marketable securities	595,586	712,405
Proceeds from sales of marketable securities	21,289	178,631
Changes in restricted cash	(76)	(3,362)
Business combinations, net of cash acquired	—	(28,927)
Other investing activities	(5,000)	(2,000)
Net cash provided by (used in) investing activities	(28,418)	59,219
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(2,124)	(6,174)
Repayments of capital lease obligations	(24,917)	(33,546)
Proceeds from exercise of stock options	2,941	3,749
Other financing activities	21	—
Net cash used in financing activities	(24,079)	(35,971)
Net increase in cash and cash equivalents	110,267	115,429
Foreign exchange effect on cash and cash equivalents	5,923	(18,748)
Cash and cash equivalents at beginning of period	911,471	1,510,724
Cash and cash equivalents at end of period	$1,027,661	$1,607,405
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$—	$57,679
Equipment purchases under capital leases	$4,349	$4,821
Changes in accrued property and equipment purchases	$(1,309)	$12,360

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. Actual results could differ materially from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current GAAP guidance on this topic and eliminate industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the guidance by one year and permit early adoption for annual and interim periods beginning after December 15, 2016.  As a result of the revision, the guidance will be effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March 2016 and April 2016, the FASB further amended the guidance to clarify the implementation on principal versus agent considerations, the identification of performance obligation and the licensing implementation guidance. The Company has not yet selected a transition method and is evaluating the impact of adopting these new accounting standard updates on the financial statements and related disclosures.

In June 2014, the FASB issued a new accounting standard update on stock-based compensation when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The Company adopted this guidance prospectively during the three months ended March 31, 2016, and the adoption had no impact to the Company’s financial statements.

In February 2015, the FASB issued a new accounting standard update on consolidation analysis. The new guidance amends the current consolidation guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance became effective for reporting periods beginning after December 15, 2015. The Company adopted this guidance retrospectively during the three months ended March 31, 2016, and the adoption had no impact on the Company’s financial statements.

In April 2015, the FASB issued a new accounting standard update on the presentation of debt issuance costs. The new guidance requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted this guidance retrospectively during the three months ended March 31, 2016 and the adoption had an immaterial impact on the Company’s financial statements.

In September 2015, the FASB issued a new accounting standard update on simplifying the accounting for measurement-period adjustments in business combinations. The new guidance requires that the adjustments to provisional amounts that are identified during the measurement period be recognized in the reporting period when the adjustments are determined. In addition, the effect on earnings of changes as a result of the change to the provisional amounts is required to be recorded in the same period’s financial statements. The Company adopted this guidance prospectively on January 1, 2016, and the adoption had no impact on the Company’s financial statements.

In January 2016, the FASB issued a new accounting standard update on the classification and measurement of financial instruments. The new guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. Adoption of this new accounting standard update is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued a new accounting standard update on leases. The new guidance requires lessees to recognize right-of-use assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. In addition, it requires lessees to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures and anticipates this new guidance will materially impact the Company’s financial statements given the Company has a significant number of operating leases.

In March 2016, the FASB issued a new accounting standard update on simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to account for forfeitures when they occur. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

Note 2. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$242,542	$300,363
Money market funds	275,326	141,700
Corporate notes, certificates of deposit and commercial paper	509,793	469,408
Total cash and cash equivalents	$1,027,661	$911,471
Short-term investments:
U.S. government and agency securities including treasury bills	$1,167,900	$1,156,418
Corporate notes, certificates of deposit and commercial paper	1,380,849	1,427,459
Total short-term investments	$2,548,749	$2,583,877

The contractual maturities of securities classified as available-for-sale as of March 31, 2016 were as follows (in thousands):

March 31,
2016
Due within one year	$2,031,864
Due after one year through two years	516,885
Total	$2,548,749

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	March 31, 2016
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,167,851	$198	$(149)	$1,167,900
Corporate notes, certificates of deposit and commercial paper	1,380,433	740	(324)	1,380,849
Total available-for-sale securities classified as short-term investments	$2,548,284	$938	$(473)	$2,548,749

	December 31, 2015
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,158,479	$6	$(2,067)	$1,156,418
Corporate notes, certificates of deposit and commercial paper	1,429,374	21	(1,936)	1,427,459
Total available-for-sale securities classified as short-term investments	$2,587,853	$27	$(4,003)	$2,583,877

There were no securities in a continuous loss position for 12 months or longer as of March 31, 2016 and December 31, 2015.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 based on the three-tier fair value hierarchy (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$275,326	$—	$—	$275,326
Commercial paper	—	488,627	—	488,627
Certificates of deposit	—	21,166	—	21,166
Short-term investments:
Treasury bills	19,991	—	—	19,991
U.S. government securities	—	640,658	—	640,658
Agency securities	—	507,251	—	507,251
Corporate notes	—	659,779	—	659,779
Commercial paper	—	181,373	—	181,373
Certificates of deposit	—	539,697	—	539,697
Other current assets:
Foreign currency forward contracts	—	3,951	—	3,951
Total	$295,317	$3,042,502	$—	$3,337,819
Liabilities
Other current liabilities:
Foreign currency forward contracts	—	1,072	—	1,072
Total	$—	$1,072	$—	$1,072

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$141,700	$—	$—	$141,700
Commercial paper	—	419,110	—	419,110
Certificates of deposit	—	50,298	—	50,298
Short-term investments:
Treasury bills	29,953	—	—	29,953
U.S. government securities	—	537,168	—	537,168
Agency securities	—	589,297	—	589,297
Corporate notes	—	693,593	—	693,593
Commercial paper	—	229,965	—	229,965
Certificates of deposit	—	503,901	—	503,901
Other current assets:
Foreign currency forward contracts	—	6,804	—	6,804
Total	$171,653	$3,030,136	$—	$3,201,789
Liabilities
Other current liabilities:
Foreign currency forward contracts	—	3,005	—	3,005
Total	$—	$3,005	$—	$3,005

In 2014, the Company issued $935.0 million principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Refer to Note 7 – Convertible Senior Notes for further details on the Notes. The estimated fair value of the 2019 Notes and 2021 Notes based on a market approach as of March 31, 2016 was approximately $818.1 million and $806.1 million respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on March 31, 2016.

The Company held non-marketable investments in equity securities of privately-held companies that are accounted for using the cost method. These investments are included within Other Assets on the consolidated balance sheets.  Such investments are reviewed periodically for impairment and are recorded at fair value in the period an impairment charge is recognized.  If measured at fair value, these would generally be classified in Level 3 of the fair value hierarchy.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency forward contracts outstanding was equivalent to $333.1 million and $425.2 million at March 31, 2016 and December 31, 2015, respectively.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		March 31,	December 31,
	Balance Sheet Location	2016	2015
Assets
Foreign currency forward contracts not designated as hedging instruments	Other current assets	$3,951	6,804
Liabilities
Foreign currency forward contracts not designated as hedging instruments	Other current liabilities	1,072	3,005
Total		$2,879	$3,799

The Company recognized $1.8 million of gains on the foreign currency contracts in the three months ended March 31, 2016. The realized gains and losses on the foreign currency forward contracts were not material in the three months ended March 31, 2015.

Note 4. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	March 31,	December 31,
	2016	2015
Property and equipment, net
Equipment	$757,662	$720,421
Furniture and leasehold improvements	313,909	297,274
Capitalized software	228,858	211,241
Construction in progress	95,425	85,073
Total	1,395,854	1,314,009
Less: Accumulated depreciation and amortization	(649,141)	(578,710)
Property and equipment, net	$746,713	$735,299

Note 5. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2015	$1,122,728
Foreign currency translation adjustment	(195)
Balance as of March 31, 2016	$1,122,533

For the periods presented, the gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
March 31, 2016:
Patents and developed technologies	$132,437	$(51,939)	$80,498
Publisher and advertiser relationships	75,300	(27,999)	47,301
Assembled workforce	1,960	(1,778)	182
Other intangible assets	2,100	(1,807)	293
Total	$211,797	$(83,523)	$128,274
December 31, 2015:
Patents and developed technologies	$132,444	$(43,991)	$88,453
Publisher and advertiser relationships	75,300	(23,803)	51,497
Assembled workforce	1,960	(1,714)	246
Other intangible assets	2,100	(1,281)	819
Total	$211,804	$(70,789)	$141,015

Amortization expense associated with intangible assets for the three months ended March 31, 2016 and 2015 was $12.7 million and $10.8 million, respectively.

Estimated future amortization expense as of March 31, 2016 is as follows (in thousands):

Remainder of 2016	$31,273
2017	29,281
2018	22,729
2019	15,134
2020	12,639
Thereafter	17,218
Total	$128,274

Note 6. Accrued and Other Current Liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	March 31,	December 31,
	2016	2015
Accrued compensation	$79,075	$90,906
Accrued sales and marketing expenses	15,788	27,948
Accrued tax liabilities	25,537	25,880
Deferred revenue	18,878	23,674
Accrued publisher and ad network costs	20,146	23,486
Accrued fixed assets and maintenance	21,253	15,727
Accrued other	70,043	76,171
Total	$250,720	$283,792

Note 7. Convertible Senior Notes

In 2014, the Company issued $935.0 million principal amount of 2019 Notes and $954.0 million principal amount of 2021 Notes. The total net proceeds from this offering were approximately $1.86 billion, after deducting $28.3 million of initial purchasers’ discount and $0.5 million debt issuance costs in connection with the 2019 Notes and the 2021 Notes.

The interest rates are fixed at 0.25% and 1.00% per annum for the 2019 Notes and the 2021 Notes, respectively, and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015. For the three months ended March 31, 2016 and 2015, the Company recognized $1.2 million and $1.3 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt issuance costs, and $3.0 million and $3.0 million, respectively, of accrued coupon interest expense.

For the three months ended March 31, 2016 and 2015, the Company recognized $19.2 million and $17.9 million, respectively, of interest expense related to the amortization of the debt discount. As of March 31, 2016, the net carrying value, net of the initial purchasers’ discount and debt discount, of 2019 Notes and 2021 Notes was $764.1 million and $711.4 million, respectively.

The Notes consisted of the following (in thousands):

	March 31, 2016		December 31, 2015
	2019 Notes	2021 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$935,000	$954,000
Unamortized initial purchasers' discount and debt discount (1)	(170,879)	(242,608)	(181,994)	(251,911)
Net carrying amount	$764,121	$711,392	$753,006	$702,089
Carrying amount of the equity component (2)	$222,826	$283,283	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of March 31, 2016, the remaining life of the 2019 Notes and 2021 Notes is approximately 41 months and 65 months, respectively.

Note 8. Net Loss per Share

Basic net loss per share is computed by dividing total net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised.

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding, during the period, including potential dilutive common stock instruments. In the three months ended March 31, 2016 and 2015, the Company’s potential common stock instruments such as stock options, Restricted Stock Units (“RSUs”), shares to be purchased under the 2013 Employee Stock Purchase Plan (“ESPP”), shares subject to repurchases, the conversion feature of the Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Three Months Ended March 31,
	2016	2015
Net loss	$(79,731)	$(162,442)
Basic shares:
Weighted-average common shares outstanding	697,702	648,950
Weighted-average restricted stock subject to repurchase	(6,138)	(8,486)
Weighted-average shares used to compute basic net loss per share	691,564	640,464
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	691,564	640,464
Net loss per share attributable to common stockholders:
Basic	$(0.12)	$(0.25)
Diluted	$(0.12)	$(0.25)

The following number of potential shares of the Company’s common stock at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
RSUs	66,876	61,425
Warrants	24,329	24,329
Stock options	9,914	18,069
Shares subject to repurchase and others	9,118	9,740

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

Note 9. Stockholders’ Equity

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

Restricted Common Stock

The Company has granted restricted common stock to certain continuing employees in connection with the acquisitions. Vesting of this stock is dependent on the respective employee’s continued employment at the Company during the requisite service period, which is generally up to four years from the issuance date, and the Company has the right to repurchase the unvested shares upon termination of employment. The fair value of the restricted common stock issued to employees is recorded as compensation expense on a straight-line basis over the requisite service period.

The activities for the restricted common stock issued to employees for the three months ended March 31, 2016 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2015	4,540	$33.88
Granted	—	$-
Vested	(428)	$30.49
Canceled	(113)	$33.33
Unvested restricted common stock at March 31, 2016	3,999	$34.26

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2016 is as follows (in thousands, except years and per share data):

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding at December 31, 2015	11,177	$6.55	5.86	$199,576
Options granted	100	$18.00
Options exercised	(1,285)	$2.13
Options canceled	(78)	$4.06
Outstanding at March 31, 2016	9,914	$7.26	5.75	$115,057
Vested and expected to vest at March 31, 2016 (1)	9,124	$6.12	5.49	$111,067
Exercisable at March 31, 2016	7,474	$3.98	4.91	$98,761

(1)	The expected to vest options are the result of applying pre-vesting forfeiture rate assumptions to unvested options outstanding.

The total intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $19.8 million and $101.2 million, respectively.

Performance Restricted Stock Units (“PRSUs”) Activity

In February 2016, the Company granted PRSUs to certain of its executive officers and established the 2016 annual performance goals for these PRSUs.  The PRSUs will vest based on the Company’s attainment of the annual financial performance goals and the executives’ continued employment through the vesting date, approximately one year.  The number of shares that ultimately vest for 2016 will range from 0 percent to 200 percent of the annual target amount, based on the Company’s performance.  The Company granted 208,333 PRSUs, at the 100% target level, for the 2016 performance goals with a grant date fair value of $18 per share.  In addition, there are 458,333 additional PRSUs that will vest based on performance goals in 2017 to 2019 fiscal years. Since the performance targets for those additional PRSUs have not been established, they are not considered granted nor are presented as outstanding.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs, for the three months ended March 31, 2016. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2015	43,170	$32.46
Granted	33,156	$15.35
Vested	(4,874)	$29.95
Canceled	(4,576)	$34.44
Unvested and outstanding at March 31, 2016	66,876	$24.03

The total fair value of RSUs vested during the three months ended March 31, 2016 and 2015 was $92.6 million and $256.3 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$7,968	$12,886
Research and development	75,579	103,036
Sales and marketing	46,101	42,658
General and administrative	21,268	24,225
Total stock-based compensation expense	$150,916	$182,805

The Company capitalized $22.6 million and $16.5 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was $1.25 billion of unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 2.35 years.

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

The Company recorded an income tax provision of $2.0 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, based on the available objective evidence, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three months ended March 31, 2016 will not be realized by the end of the 2016 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the three months ended March 31, 2016. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences.

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

During the three months ended March 31, 2016, the amount of gross unrecognized tax benefits increased by $11.6 million. As of March 31, 2016, the Company has $221.0 million of unrecognized tax benefits, including $219.1 million of unrecognized tax benefits which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance, and the remaining $1.9 million of unrecognized tax benefits which, if recognized, would affect the annual effective tax rate.

Note 11. Commitments and Contingencies

Credit Facility

The Company has a revolving credit agreement with certain lenders, which provides for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Obligations under the credit facility are guaranteed by one of the Company’s wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payments of dividends.

As of March 31, 2016, no amounts had been drawn under the credit facility.

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

Legal Proceedings

The Company is currently involved in, and will likely in the future be involved in, legal proceedings, claims and investigations in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of March 31, 2016 and December 31, 2015, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three months ended March 31, 2016 and 2015 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of March 31, 2016 and December 31, 2015.

Note 12. Operations by Geographic Area

Revenue

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue by services:
Advertising services	$530,741	$388,211
Data licensing and other	63,780	47,728
Total revenue	$594,521	$435,939

	Three Months Ended March 31,
	2016	2015
Revenue by geographic area:
United States	$390,267	$288,928
International	204,254	147,011
Total revenue	$594,521	$435,939

No individual country from the international markets contributed in excess of 10% of the total revenue for the three months ended March 31, 2016 and 2015.

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	March 31,	December 31,
	2016	2015
Property and equipment, net:
United States	$692,333	$683,176
International	54,380	52,123
Total property and equipment, net	$746,713	$735,299

Note 13. Related Party Transactions

In September 2015, the Company entered into a partnership agreement for no consideration with Square, Inc., for which Jack Dorsey (the Company’s Chief Executive Officer) serves as Chief Executive Officer, to enable U.S. political donations through Tweets. Neither Square, Inc. nor the Company will pay each other any amounts in connection with the agreement.

On October 22, 2015, the Company and the Jack Dorsey Revocable Trust dated December 8, 2010 (the “Jack Dorsey Trust”), for which Jack Dorsey (the Company’s Chief Executive Officer) serves as trustee, entered into a Contribution Agreement that the Jack Dorsey Trust will give back and contribute to Twitter, without any cost or charge, an aggregate of 6,814,085 shares of Twitter’s common stock. Upon the Company’s stockholders approval of an equity incentive plan at the annual meeting of stockholders to be held in May 2016, the same number of shares will be granted over time to employees and other service providers. The contribution will be recorded as a treasury stock transaction in stockholders’ equity when and if approved by the Company’s stockholders.

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

Overview and Highlights of Quarterly Results

Revenue in the first quarter of 2016 totaled $594.5 million, an increase of 36% compared to $435.9 million in the first quarter of 2015.

•Advertising revenue totaled $530.7 million, an increase of 37% year-over-year.

•	Excluding the impact of year-over-year changes in foreign exchange rates, advertising revenue would have increased 39%.

•Mobile advertising revenue was 88% of total advertising revenue.

•Data licensing and other revenue totaled $63.8 million, an increase of 34% year-over-year.

•U.S. revenue totaled $390.3 million, an increase of 35% year-over-year.

•International revenue totaled $204.3 million, an increase of 39% year-over-year.

•	Excluding the impact of year-over-year changes in foreign exchange rates, international revenue would have increased 46%.

Net loss was $79.7 million and Adjusted EBITDA was $180.5 million, an increase of 73% compared to the first quarter of 2015, representing an Adjusted EBITDA margin of 30%.

Cash, cash equivalents and short-term investments in marketable securities totaled $3.58 billion as of March 31, 2016.

Average monthly active users (MAUs) were 310 million for the three months ended March 31, 2016, up 3% year-over-year and compared to 305 million for the three months ended December 31, 2015. Mobile MAUs represented 83% of total MAUs.

For 2016 we have five priorities around our service with an emphasis on what Twitter does best: live.  These service priorities are:  (1) refining our core service; (2) live streaming video; (3) creators and influencers; (4) safety; and (5) developers.  Each is critical to strengthening our platform and audience and we made meaningful progress across each in the first quarter of 2016. During the first quarter of 2016, we saw a return to sequential growth in monthly active usage driven by seasonality and marketing initiatives.  We also saw deepening engagement (Tweets, likes, replies and Retweets) driven by a few important feature launches including the enhancements to the timeline and Twitter-Periscope integration.

We also focused on our three main objectives for our ads business:  (1) building a rich canvas for marketers; (2) driving marketer ROI with improvement measurement, bidding and relevance; and (3) increasing scale by leveraging Twitter's unique total audience.  We had several new feature launches around video, including First View, which helps a marketer achieve significant audience reach with exclusive placement at the top ad slot in Twitter's timelines for a 24-hour period; dynamic product ads powered by the TellApart technology; and our expanded beta of logged-out ads on desktop globally with mobile-web to come in the second quarter of 2016.

We expect to continue to invest in our products, features and services with an emphasis on live throughout 2016.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended March 31, 2016, we had 310 million average MAUs, which represents an increase of 3% from the three months ended March 31, 2015. The growth in average MAUs was driven primarily by growth initiatives. In the three months ended March 31, 2016, we had 65 million average MAUs in the United States and 245 million average MAUs in the rest of the world, which represent no change and an increase of 4%, respectively, from the three months ended March 31, 2015. For additional information on how we calculate the number of MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Changes in Ad Engagements and Cost Per Ad Engagement. We define an ad engagement as a user interaction with one of our pay-for-performance advertising products. Ad engagements with our advertising products are based on a user completing an objective set out by an advertiser such as expanding, Retweeting, liking or replying to a Promoted Tweet, viewing an embedded video, downloading or engaging with a promoted mobile application, clicking on a website link, signing up for marketing emails from advertisers, following the account that tweets a Promoted Tweet, or completing a transaction on an external website. We believe changes in ad engagements are one way to measure user engagement with our advertising products. We believe changes in cost per ad engagement are one way to measure demand.

In the three months ended March 31, 2016, ad engagements increased 208% from the three months ended March 31, 2015. The increase was driven by the adoption of auto-play video and increases in ad load in the first quarter of 2016 compared to the first quarter of 2015. In the three months ended March 31, 2016, average cost per ad engagement decreased 56% from the three months ended March 31, 2015. The decrease in cost per ad engagement was primarily driven by a mix shift to auto-play video, partially offset by an increase in same-format prices for some of our advertising products.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA, non-GAAP net income, revenue excluding foreign exchange effect and advertising revenue excluding foreign exchange effect. To present revenue and advertising revenue excluding the impact of changes in foreign exchange rates for the three months ended March 31, 2016, we translated revenue and advertising revenue using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses, provision (benefit) for income taxes and restructuring charges, if any.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(79,731)	$(162,442)
Stock-based compensation expense	150,916	182,805
Depreciation and amortization expense	88,621	67,864
Interest and other expense, net	18,587	15,194
Provision for income taxes	2,028	632
Restructuring charges	47	—
Adjusted EBITDA	$180,468	$104,053

Non-GAAP Net Income

We define non-GAAP net income as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to our convertible notes, non-cash expense related to acquisitions, income tax effects related to acquisitions and restructuring charges, if any.

The following table presents a reconciliation of net loss to non-GAAP net income for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Reconciliation of Net Loss to Non-GAAP Net Income
Net loss	$(79,731)	$(162,442)
Stock-based compensation expense	150,916	182,805
Amortization of acquired intangible assets	12,730	10,795
Non-cash interest expense related to convertible notes	18,370	16,638
Income tax effects related to acquisitions	391	(1,288)
Restructuring charges	47	—
Non-GAAP net income	$102,723	$46,508

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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue
Advertising services	$530,741	$388,211
Data licensing and other	63,780	47,728
Total Revenue	594,521	435,939
Costs and expenses (1)
Cost of revenue	198,405	143,475
Research and development	155,794	189,746
Sales and marketing	236,171	183,557
General and administrative	63,267	65,777
Total costs and expenses	653,637	582,555
Loss from operations	(59,116)	(146,616)
Interest expense	(24,893)	(24,319)
Other income (expense), net	6,306	9,125
Loss before income taxes	(77,703)	(161,810)
Provision for income taxes	2,028	632
Net loss	$(79,731)	$(162,442)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$7,968	$12,886
Research and development	75,579	103,036
Sales and marketing	46,101	42,658
General and administrative	21,268	24,225
Total stock-based compensation expense	$150,916	$182,805

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2016	2015
Revenue
Advertising services	89%	89%
Data licensing and other	11	11
Total Revenue	100	100
Costs and expenses
Cost of revenue	33	33
Research and development	26	44
Sales and marketing	40	42
General and administrative	11	15
Total costs and expenses	110	134
Loss from operations	(10)	(34)
Interest expense	(4)	(6)
Other income (expense), net	1	2
Loss before income taxes	(13)	(37)
Provision for income taxes	0	0
Net loss	(13)%	(37)%

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

•

Promoted Accounts. Promoted Accounts provide a way for our advertisers to grow a community of users who are interested in their business, products or services. Our Promoted Accounts are pay-for-performance advertising that is priced through an auction.

•

Promoted Trends. Promoted Trends, which are labeled as “promoted,” appear at the top of the list of trending topics for an entire day in a particular country or on a global basis. We sell our Promoted Trends on a fixed-fee-per-day basis.

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

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Advertising services	$530,741	$388,211	37%
Data licensing and other	63,780	47,728	34%
Total revenue	$594,521	$435,939	36%

Revenue in the three months ended March 31, 2016 increased by $158.6 million compared to the three months ended March 31, 2015. On a constant currency basis, revenue in the three months ended March 31, 2016 would have increased by $168.9 million or 39% compared to the three months ended March 31, 2015.

In the three months ended March 31, 2016, advertising revenue increased by 37% compared to the three months ended March 31, 2015. On a constant currency basis, advertising revenue in the three months ended March 31, 2016 would have increased 39% compared to the three months ended March 31, 2015. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising services on our owned and operated platform in the three months ended March 31, 2016 was $467.3 million as compared to $379.0 million in the three months ended March 31, 2015. Advertising revenue generated from the sale of our advertising services on third party publishers’ websites, applications and other offerings in the three months ended March 31, 2016 was $63.4 million as compared to $9.2 million in the three months ended March 31, 2015, which increase was driven primarily by the acquisition of TellApart. The overall increase in advertising revenue was primarily attributable to a 208% increase in the number of ad engagements offset by a 56% decrease in average cost per ad engagement in the three months ended March 31, 2016 compared to the same period in 2015. The increase in ad engagements was driven by the adoption of auto-play video and an increase in ad load. The decrease in average cost per ad engagement was due primarily to the shift to auto-play video, which delivers more engagement at a much lower average cost per engagement than click-to-play video ads. Advertising revenue continued to be driven by growth in demand for our advertising products, particularly video and website card formats as well as growth in our advertising base.

In the three months ended March 31, 2016, data licensing and other revenue increased by 34% compared to the three months ended March 31, 2015. The increase was primarily attributable to growth in mobile advertising exchange services as well as the increase in data licensing fees from the offering of “Gnip”-branded products.

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

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Cost of revenue	$198,405	$143,475	38%
Cost of revenue as a percentage of revenue	33%	33%

In the three months ended March 31, 2016, cost of revenue, which included TAC of $36.1 million, increased by $54.9 million compared to the three months ended March 31, 2015. The increase was primarily attributable to a $30.2 million increase in TAC, a $19.5 million increase in networking, hosting and data center costs related to our co-located facilities, a $12.1 million increase in depreciation expense related to additional server and networking equipment and amortization of acquired intangible assets, and a $2.4 million increase in other direct costs, offset by a $9.3 million decrease in personnel-related costs, mainly driven by a decrease in average employee headcount and stock-based compensation expense.

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

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Research and development	$155,794	$189,746	(18)%
Research and development as a percentage of revenue	26%	44%

In the three months ended March 31, 2016, research and development expenses decreased by $34.0 million compared to the three months ended March 31, 2015. The decrease was primarily attributable to a $27.4 million decrease in personnel-related costs, mainly driven by a decrease in compensation and recognition of stock-based compensation expense from a decrease in average employee headcount, and a $12.3 million increase in the capitalization of costs associated with developing software for internal use due primarily to an increase in the number of projects as we refine our core services. The decreases were partially offset by a $4.0 million increase in allocated facilities and other supporting overhead expenses, and a $1.7 million increase in depreciation expense.

We plan to continue to hire employees for our engineering, product management and design teams to support our research and development efforts. We expect that research and development costs will vary in the near term from period to period as a percentage of revenue.

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

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Sales and marketing	$236,171	$183,557	29%
Sales and marketing as a percentage of revenue	40%	42%

In the three months ended March 31, 2016, sales and marketing expenses increased by $52.6 million compared to the three months ended March 31, 2015. The increase was primarily attributable to a $19.5 million increase in personnel-related costs, mainly driven by an increase in average employee headcount from expansion of sales, media, marketing and business development, a $16.0 million increase in marketing and sales-related expenses, mainly driven by an increase in consumer marketing and market research, a $14.9 million increase in allocated facilities and other supporting overhead expenses due to the continued expansion of our real estate footprint and increase in support functions, and a $2.2 million increase in amortization of acquired intangible assets.

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

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
General and administrative	$63,267	$65,777	(4)%
General and administrative as a percentage of revenue	11%	15%

In the three months ended March 31, 2016, general and administrative expense decreased by $2.5 million compared to the three months ended March 31, 2015. The decrease was primarily attributable to a decrease of $1.9 million in fees and costs for professional services, a $1.9 million increase in the capitalization of costs associated with developing software for internal use, and a $0.7 million decrease in unallocated facilities and supporting costs, offset by a $2.0 million increase in personnel-related costs, mainly driven by an increase in average employee headcount, increase in compensation and recognition of stock-based compensation expense.

We plan to continue to expand our business both domestically and internationally, and expect to increase the size of our general and administrative function to help grow our business. We expect that general and administrative expenses will vary in the near term from period to period as a percentage of revenue.

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

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Interest expense	$24,893	$24,319	2%

In the three months ended March 31, 2016, interest expense increased by $0.6 million compared to the three months ended March 31, 2015. The slight increase was primarily attributable to the amortization of the debt discount of the Notes. Interest expense in the three months ended March 31, 2016 was comprised of $23.4 million of total interest expense related to the Notes as well as the credit facility and $1.5 million related to capital leases of equipment.

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

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Other income (expense), net	$6,306	$9,125	(31)%

Other income (expense), net, decreased by $2.8 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was attributable to an increase in interest income on our short term investments offset by less favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments. Other income (expense), net in the three months ended March 31, 2016 was comprised of $5.8 million of interest and other income, and $0.8 million of foreign currency exchange gain, offset by $0.3 million of other expense.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Provision for income taxes	$2,028	$632

Our provision for income taxes in the three months ended March 31, 2016 increased $1.4 million compared to the three months ended March 31, 2015, primarily because in the prior year quarter we recorded a deferred tax benefit which related to the release of valuation allowance resulting from acquisitions concluded within that quarter. The deferred tax liabilities recorded as part of purchase accounting provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets. There was no acquisition in the three months ended March 31, 2016.

On July 27, 2015, the United States Tax Court issued an opinion (Altera Corp. et al. v. Commissioner), which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs.  A final decision was entered by the U.S. Tax Court on December 28, 2015 and the Internal Revenue Service notified the U.S. Court of Appeals for the Ninth Circuit on February 19, 2016 of its intent to appeal the Tax Court’s decision in the case. We filed our 2014 federal tax return based upon the opinion rendered in this case, which we believe will more likely than not be sustained, and which resulted in an increase in the 2014 net operating loss in the U.S. federal jurisdiction with a commensurate decrease in the overall pre-tax loss in foreign jurisdictions. As we maintain a full valuation allowance on our U.S. deferred tax assets, no benefit was realized in the financial statements as a result of this filing position. On an ongoing basis, stock-based compensation will be excluded from intercompany charges.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(79,731)	$(162,442)
Net cash provided by operating activities	162,764	92,181
Net cash provided by (used in) investing activities	(28,418)	59,219
Net cash used in financing activities	(24,079)	(35,971)

Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds.

As of March 31, 2016, we had $3.58 billion of cash, cash equivalents and short-term investments in marketable securities, of which $178.7 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate certain of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Credit Facility

In October 2013, we entered into a revolving credit agreement with certain lenders which provides for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Our obligations under the credit facility are guaranteed by one of our wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payment of dividends. As of March 31, 2016, no amounts had been drawn under the credit facility.

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

Cash provided by operating activities in the three months ended March 31, 2016 was $162.8 million, an increase in cash inflow of $70.6 million compared to the three months ended March 31, 2015. Cash provided by operating activities was driven by a net loss of $79.7 million, as adjusted for the exclusion of non-cash expenses totaling $264.4 million, of which $150.9 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $21.9 million.

Cash provided by operating activities in the three months ended March 31, 2015 was $92.2 million. Cash provided by operating activities was driven by a net loss of $162.4 million, as adjusted for the exclusion of non-cash expenses totaling $261.7 million, of which $182.8 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $7.1 million.

Investing Activities

Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities and acquisitions of businesses and other activities.

Cash used in investing activities in the three months ended March 31, 2016 was $28.4 million compared to $59.2 million cash provided by investing activities in the three months ended March 31, 2015. The change was primarily due to a decrease of proceeds from sales and maturities of marketable securities of $274.2 million offset by a decrease in the purchases of marketable securities of $148.7 million, an $8.6 million decrease in purchases of property and equipment and a $0.4 million decrease in expenditures on other investing activities, and a net decrease of $28.9 million in cash used in business combinations.

We anticipate making capital expenditures in 2016 of approximately $300 million to $425 million, a portion of which we may finance through capital leases, as we continue to expand our co-located data centers and our office facilities.

Financing Activities

Our primary financing activities consisted of issuances of securities, capital lease financing and stock option exercises by employees and other service providers.

Cash used in financing activities in the three months ended March 31, 2016 was $24.1 million, a decrease in cash outflow of $11.9 million compared to the three months ended March 31, 2015. The decrease in cash outflow was due to a reduction in repayments of capital lease obligations of $8.6 million and a $4.1 million decrease in tax payments related to net share settlements of equity awards and other activities, offset by a net $0.8 million decrease in proceeds from option exercises.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2016.

Contractual Obligations

There were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a more complete discussion of our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Interest Rate Fluctuation Risk

Our investment portfolio mainly consists of short-term fixed income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of accumulated other comprehensive loss. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of March 31, 2016, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $14.0 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency loss was $1.0 million for the three months ended March 31, 2016. Net realized and unrealized gain was $8.2 million for the three months ended March 31, 2015. Based on our foreign currency exposures from monetary assets and liabilities, we estimated that a 5% change in exchange rates against the U.S. dollar would result in a gain or loss of approximately $12.8 million as of March 31, 2016. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.

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

Although the results of the legal proceedings, claims, investigations, and government inquiries in which we are involved cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business, financial condition, operating results, or prospects.  However, the final results of any current or future proceeding cannot be predicted with certainty, and until there is final resolution on any such matter that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

The size of our user base and our users’ level of engagement are critical to our success. We had 310 million average MAUs in the three months ended March 31, 2016, representing a 3% increase from 302 million average MAUs in the three months ended March 31, 2015. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will continue to slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Argentina, Brazil, France, India, Japan and the Philippines, to continue to be higher than our user growth rate in the United States. To the extent our logged-in user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter and monetizing our total audience on logged-out usage and syndicated properties as well as increasing revenue growth from the sale to advertisers of our advertising products which we place on third party publishers’ websites, applications and other offerings. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 90% and 89% of our revenue from advertising in the fiscal year ended December 31, 2015 and the three months ended March 31, 2016, respectively. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Advertising agencies and potential new advertisers may view our Promoted Products as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile and traditional advertising platforms. Additionally, since our initial public offering, our revenue growth has been primarily driven by increases in the number of our users and increases in our ad load driven by strong advertiser demand as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited on certain days by available advertising inventory for specific ad types if we do not increase the number of our users, their engagement or monetize our larger global audience.  Our advertising revenue could be adversely affected by a number of other factors, including:

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

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 79% of our average MAUs in the three months ended March 31, 2016, but our international revenue, as determined based on the billing location of our advertisers, was only 34% of our consolidated revenue in the three months ended March 31, 2016. Our inability to successfully expand internationally could adversely affect our business, financial condition and operating results.

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

Since our inception, we have incurred significant operating losses, and, as of March 31, 2016, we had an accumulated deficit of $2.17 billion. Although our revenue has grown rapidly, increasing from $28.3 million in 2010 to $2.22 billion in 2015, we expect that our revenue growth rate will slow in the future as a result of a variety of factors, including the decline in the growth rate of our user base. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully develop new products and services and expand internationally. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

Our ability to increase the size and engagement of our user base, attract platform partners and advertisers and generate revenue will depend in part on our ability to improve existing products and services and create successful new products and services, both independently and in conjunction with third parties. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, in 2015, we introduced Periscope, a mobile application that lets users share and experience live video from their mobile phones and in 2013, we introduced Vine, a mobile application that enables users to create and distribute videos that are up to six seconds in length. Also, we recently introduced new features to Twitter such as “Moments”, a curated collection of Tweets, photos, videos, Vines and Periscope broadcasts about current news stories or events; “While You Were Away,” which surfaces Tweets a logged-in user may have missed since last accessing Twitter; and Instant Timeline, which helps create a timeline for new users as well as new features to our Promoted Tweets like promoted video ads.  If new or enhanced products, product features or services fail to engage users, platform partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives, such as the Nielsen Twitter TV Rating, that do not directly generate revenue but which we believe will enhance our attractiveness to users, platform partners and advertisers. In the future, we may invest in new products, product features, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We expect to invest in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. As of March 31, 2016, we had approximately 3,800 full-time employees, a slight decrease of approximately 70 full-time employees since March 31, 2015. We intend to continue to make investments to expand our operations, research and development, sales and marketing and general and administrative organizations, as well as our international operations. We face significant competition for employees, particularly engineers, designers and product managers, from other Internet and high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. In addition, as we have grown, we have significantly expanded our operating lease commitments. As we continue to evolve, we are subject to the risks of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and to the challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. In addition, we may not be able to innovate or execute as quickly as a smaller, more efficient organization. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, in February 2016, we discovered, and corrected, a bug that affected our password recovery systems for about 24 hours. Although this issue did not expose passwords or information that could be used directly to access an account, it had the potential to expose the email address and phone number associated with a small number of accounts (less than 10,000 active accounts). Some errors in our software code may only be discovered after the product or service has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of platform partners, loss of advertisers or advertising revenue or liability for damages or regulatory inquiries or lawsuits, any of which could adversely affect our business and operating results.

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

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy of users and others. While we strive to comply with applicable data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to so comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others.  Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, regulation relating to the 1995 European Union Data Protection Directive has been adopted by European legislative bodies that will be effective in May 2018 and will include more stringent operational requirements for entities processing personal information and significant penalties for non-compliance.  Additionally, in October 2015, the Court of Justice of the European Union invalidated the EU-U.S. Safe Harbor Framework. We rely upon the EU-U.S. Safe Harbor Framework to transfer certain personal information of European Union residents to the United States, and revocation of the Safe Harbor Framework could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the European Economic Area to the U.S., the EU-U.S. Privacy Shield, but it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield, if formally implemented, would include significant data transfer restrictions that could impact our business or result in substantial expense to implement. Any of these could disrupt our business.

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

Additionally, we have built and made available certain commerce solutions that connect customers and retail partners and we have relationships with third parties that perform a variety of functions such as credit card processing, tokenization, vaulting, currency conversion, fraud prevention and data security audits. The laws and regulations related to e-commerce and payments are complex, subject to change, and vary across different jurisdictions in the United States and globally. As a result, we may be required to spend significant time, effort and expense to comply with applicable laws and regulations. Any failure or claim of our failure to comply, or any failure or claim of failure by the above-mentioned third parties to comply, could increase our costs or could result in liabilities.  Additionally, because Twitter accepts payment via credit cards and is certified as a PCI Level 1 service provider, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard.

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

We also seek to obtain patent protection for some of our technology and as of March 31, 2016, we had 993 issued U.S. patents. We may be unable to obtain patent protection for our technologies, and our existing patents, and any patents that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

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

The number of our active users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that false or spam accounts represent less than 5% of our MAUs as of December 31, 2015. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

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

“Spam” on Twitter refers to a range of abusive activities that are prohibited by our terms of service and is generally defined as unsolicited, repeated actions that negatively impact other users with the general goal of drawing user attention to a given account, site, product or idea. This includes posting large numbers of unsolicited mentions of a user, duplicate Tweets, misleading links (e.g., to malware or “click-jacking” pages) or other false or misleading content, and aggressively following and un-following accounts, adding users to lists, sending invitations, Retweeting and liking Tweets to inappropriately attract attention. Our terms of service also prohibit the creation of serial or bulk accounts, both manually or using automation, for disruptive or abusive purposes, such as to tweet spam or to artificially inflate the popularity of users seeking to promote themselves on Twitter. Although we continue to invest resources to reduce spam on Twitter, we expect spammers will continue to seek ways to act inappropriately on our platform. In addition, we expect that increases in the number of users on our platform will result in increased efforts by spammers to misuse our platform. We continuously combat spam, including by suspending or terminating accounts we believe to be spammers and launching algorithmic changes focused on curbing abusive activities. Our actions to combat spam require the diversion of significant time and focus of our engineering team from improving our products and services. If spam increases on Twitter, this could hurt our reputation for delivering relevant content or reduce user growth and user engagement and result in continuing operational cost to us.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that our culture has been and will continue to be a key contributor to our success. From January 1, 2010 to March 31, 2016, we increased the size of our workforce by over 3,600 full-time employees, and we expect to continue to make investments in our employees. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended March 31, 2016, 88% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, most users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

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

In 2014, we issued $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, in private placements to qualified institutional buyers. As of March 31, 2016, we had a total par value of $1.89 billion of outstanding Notes.

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

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2016, we had recorded a total of $1.25 billion of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2015, we had U.S. federal net operating loss carryforwards of approximately $3.37 billion and state net operating loss carryforwards of approximately $1.34 billion. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $13.91, through March 31, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2016, we issued 10,932 shares of common stock to a former stockholder of Gnip, Inc. in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act in accordance with the terms of the original Gnip, Inc. acquisition-related agreements. An aggregate of 76,521 shares of common stock have been issued to such stockholder in connection with our acquisition of Gnip, Inc. and we will issue up to an additional 54,659 shares of our common stock to such stockholder over the next five quarters, subject to continued employment with us.

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

TWITTER, INC.

Date: May 3, 2016	By:	/s/ Jack Dorsey
Jack Dorsey
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2016	By:	/s/ Anthony Noto
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