Form 10-Q
period 2016-09-30
TWITTER, INC.
filed 2016-11-01
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of October 27, 2016 was 714,902,970.

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

NOTE REGARDING KEY METRICS

We review a number of metrics, including monthly active users, or MAUs, changes in daily active users or daily active usage (DAUs), changes in ad engagements and changes in cost per ad engagement, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for a discussion of how we calculate MAUs, changes in DAUs, changes in ad engagements and changes in cost per ad engagement.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,011,957	$911,471
Short-term investments	2,652,226	2,583,877
Accounts receivable, net of allowance for doubtful accounts of $8,026 and $8,121 as of September 30, 2016 and December 31, 2015, respectively	590,108	638,694
Prepaid expenses and other current assets	224,122	247,750
Total current assets	4,478,413	4,381,792
Property and equipment, net	803,305	735,299
Intangible assets	111,983	141,015
Goodwill	1,184,401	1,122,728
Other assets	164,844	61,605
Total assets	$6,742,946	$6,442,439
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$104,296	$134,081
Accrued and other current liabilities	284,140	283,792
Capital leases, short-term	82,162	88,166
Total current liabilities	470,598	506,039
Convertible notes	1,517,673	1,455,095
Capital leases, long-term	54,389	59,695
Deferred and other long-term tax liabilities, net	8,191	2,978
Other long-term liabilities	62,763	50,585
Total liabilities	2,113,614	2,074,392
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 713,721 and 694,132 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	4	3
Additional paid-in capital	7,058,933	6,507,087
Accumulated other comprehensive loss	(46,309)	(45,566)
Accumulated deficit	(2,383,296)	(2,093,477)
Total stockholders' equity	4,629,332	4,368,047
Total liabilities and stockholders' equity	$6,742,946	$6,442,439

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$615,934	$569,237	$1,812,413	$1,507,559
Costs and expenses
Cost of revenue	225,159	200,195	626,530	511,293
Research and development	177,049	207,937	511,354	596,590
Sales and marketing	224,436	208,797	697,226	594,302
General and administrative	67,379	57,545	200,884	188,231
Total costs and expenses	694,023	674,474	2,035,994	1,890,416
Loss from operations	(78,089)	(105,237)	(223,581)	(382,857)
Interest expense	(24,860)	(25,239)	(74,687)	(73,995)
Other income (expense), net	6,640	1,948	19,680	10,378
Loss before income taxes	(96,309)	(128,528)	(278,588)	(446,474)
Provision (benefit) for income taxes	6,562	3,162	11,231	(15,679)
Net loss	$(102,871)	$(131,690)	$(289,819)	$(430,795)
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.20)	$(0.42)	$(0.66)
Diluted	$(0.15)	$(0.20)	$(0.42)	$(0.66)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	704,359	670,604	698,104	655,721
Diluted	704,359	670,604	698,104	655,721

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(102,871)	$(131,690)	$(289,819)	$(430,795)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments in available-for-sale securities, net of tax	594	866	4,075	921
Change in foreign currency translation adjustment	(2,400)	(2,328)	(4,818)	(25,193)
Net change in accumulated other comprehensive loss	(1,806)	(1,462)	(743)	(24,272)
Comprehensive loss	$(104,677)	$(133,152)	$(290,562)	$(455,067)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(289,819)	$(430,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	282,782	225,377
Stock-based compensation expense	477,138	523,869
Amortization of discount on convertible notes	55,590	51,139
Changes in bad debt provision	2,253	360
Deferred income tax	58	(24,220)
Other adjustments	9,374	5,327
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	51,191	(105,486)
Prepaid expenses and other assets	2,331	(12,684)
Accounts payable	(26,291)	(9,511)
Accrued and other liabilities	1,905	60,452
Net cash provided by operating activities	566,512	283,828
Cash flows from investing activities
Purchases of property and equipment	(170,552)	(266,816)
Purchases of marketable securities	(2,277,727)	(3,086,004)
Proceeds from maturities of marketable securities	2,033,257	2,225,255
Proceeds from sales of marketable securities	174,017	359,817
Changes in restricted cash	(6,606)	(2,840)
Purchases of investments in privately-held companies	(81,502)	(10,500)
Business combinations, net of cash acquired	(80,142)	(51,644)
Other investing activities	(1,181)	(1,930)
Net cash used in investing activities	(410,436)	(834,662)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(11,098)	(8,878)
Repayments of capital lease obligations	(73,897)	(91,365)
Proceeds from exercise of stock options	7,070	8,450
Proceeds from issuances of common stock under employee stock purchase plan	15,821	21,600
Other financing activities	570	1,983
Net cash used in financing activities	(61,534)	(68,210)
Net increase (decrease) in cash and cash equivalents	94,542	(619,044)
Foreign exchange effect on cash and cash equivalents	5,944	(15,248)
Cash and cash equivalents at beginning of period	911,471	1,510,724
Cash and cash equivalents at end of period	$1,011,957	$876,432
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$644	$516,538
Equipment purchases under capital leases	$63,022	$24,236
Changes in accrued property and equipment purchases	$7,779	$(4,380)

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

In June 2016, the FASB issued a new accounting standard update on the measurement of credit losses on financial instruments. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected and available-for-sale debt securities to record credit losses through an allowance for credit losses. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as early as of the fiscal years beginning after December 15, 2018. The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

In August 2016, the FASB issued a new accounting standard update on the statement of cash flows. The new guidance clarifies classification of certain cash receipts and cash payments in the statement of cash flows. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

In October 2016, the FASB issued a new accounting standard update on simplifying the accounting for income taxes related to intra-entity asset transfers. The new guidance allows an entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfers occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted only in the first quarter of 2017. The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

Note 2. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$224,374	$300,363
Money market funds	486,774	141,700
Commercial paper and certificates of deposit	300,809	469,408
Total cash and cash equivalents	$1,011,957	$911,471
Short-term investments:
U.S. government and agency securities including treasury bills	$1,063,531	$1,156,418
Corporate notes, commercial paper and certificates of deposit	1,588,695	1,427,459
Total short-term investments	$2,652,226	$2,583,877

The contractual maturities of securities classified as available-for-sale as of September 30, 2016 were as follows (in thousands):

September 30,
2016
Due within one year	$1,884,077
Due after one year through two years	768,149
Total	$2,652,226

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	September 30, 2016
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,063,323	$446	$(238)	$1,063,531
Corporate notes, commercial paper and certificates of deposit	1,588,805	381	(491)	1,588,695
Total available-for-sale securities classified as short-term investments	$2,652,128	$827	$(729)	$2,652,226

	December 31, 2015
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,158,479	$6	$(2,067)	$1,156,418
Corporate notes, commercial paper and certificates of deposit	1,429,374	21	(1,936)	1,427,459
Total available-for-sale securities classified as short-term investments	$2,587,853	$27	$(4,003)	$2,583,877

There were immaterial securities in a continuous loss position for 12 months or longer as of September 30, 2016 and no securities in a continuous loss position for 12 months or longer as of December 31, 2015.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 based on the three-tier fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$486,774	$—	$—	$486,774
Commercial paper	—	300,809	—	300,809
Short-term investments:
U.S. government securities	—	504,580	—	504,580
Agency securities	—	558,951	—	558,951
Corporate notes	—	677,620	—	677,620
Commercial paper	—	287,580	—	287,580
Certificates of deposit	—	623,495	—	623,495
Other current assets:
Foreign currency forward contracts	—	724	—	724
Total	$486,774	$2,953,759	$—	$3,440,533
Liabilities
Other current liabilities:
Foreign currency forward contracts	—	1,824	—	1,824
Total	$—	$1,824	$—	$1,824

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$141,700	$—	$—	$141,700
Commercial paper	—	419,110	—	419,110
Certificates of deposit	—	50,298	—	50,298
Short-term investments:
Treasury bills	29,953	—	—	29,953
U.S. government securities	—	537,168	—	537,168
Agency securities	—	589,297	—	589,297
Corporate notes	—	693,593	—	693,593
Commercial paper	—	229,965	—	229,965
Certificates of deposit	—	503,901	—	503,901
Other current assets:
Foreign currency forward contracts	—	6,804	—	6,804
Total	$171,653	$3,030,136	$—	$3,201,789
Liabilities
Other current liabilities:
Foreign currency forward contracts	—	3,005	—	3,005
Total	$—	$3,005	$—	$3,005

In 2014, the Company issued $935.0 million principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Refer to Note 8 – Convertible Senior Notes for further details on the Notes. The estimated fair value of the 2019 Notes and 2021 Notes based on a market approach as of September 30, 2016 was approximately $898.3 million and $906.5 million respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on September 30, 2016.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency forward contracts outstanding was equivalent to $389.2 million and $425.2 million at September 30, 2016 and December 31, 2015, respectively.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		September 30,	December 31,
	Balance Sheet Location	2016	2015
Assets
Foreign currency forward contracts not designated as hedging instruments	Other current assets	$724	6,804
Liabilities
Foreign currency forward contracts not designated as hedging instruments	Other current liabilities	1,824	3,005
Total fair value of derivative instruments		$(1,100)	$3,799

The Company recognized $0.2 million and $4.9 million of losses on foreign currency contracts in the three and nine months ended September 30, 2016, respectively. The Company recognized $3.7 million of gains on foreign currency contracts in both the three and nine months ended September 30, 2015.

Note 4. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	September 30,	December 31,
	2016	2015
Property and equipment, net
Equipment	$861,398	$720,421
Furniture and leasehold improvements	342,260	297,274
Capitalized software	320,666	211,241
Construction in progress	75,582	85,073
Total	1,599,906	1,314,009
Less: Accumulated depreciation and amortization	(796,601)	(578,710)
Property and equipment, net	$803,305	$735,299

Note 5. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2015	$1,122,728
Acquisitions	69,744
Foreign currency translation adjustment	(8,071)
Balance as of September 30, 2016	$1,184,401

For the periods presented, the gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
September 30, 2016:
Patents and developed technologies	$145,490	$(72,584)	$72,906
Publisher and advertiser relationships	75,300	(36,276)	39,024
Assembled workforce	1,960	(1,907)	53
Other intangible assets	2,100	(2,100)	—
Total	$224,850	$(112,867)	$111,983
December 31, 2015:
Patents and developed technologies	$132,444	$(43,991)	$88,453
Publisher and advertiser relationships	75,300	(23,803)	51,497
Assembled workforce	1,960	(1,714)	246
Other intangible assets	2,100	(1,281)	819
Total	$211,804	$(70,789)	$141,015

Amortization expense associated with intangible assets for the three months ended September 30, 2016 and 2015 was $16.6 million and $14.5 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $42.1 million and $39.2 million, respectively.

Estimated future amortization expense as of September 30, 2016 is as follows (in thousands):

Remainder of 2016	$9,775
2017	34,135
2018	24,467
2019	14,247
2020	12,080
Thereafter	17,279
Total	$111,983

Note 6. Accrued and Other Current Liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	September 30,	December 31,
	2016	2015
Accrued compensation	$74,887	$90,906
Accrued sales and marketing expenses	17,259	27,948
Accrued tax liabilities	26,978	25,880
Deferred revenue	32,288	23,674
Accrued publisher and ad network costs	24,632	23,486
Accrued fixed assets and maintenance	28,618	15,727
Accrued other	79,478	76,171
Total	$284,140	$283,792

Note 7. Acquisitions and Other Investments

2016 Acquisitions

During the nine months ended September 30, 2016, the Company acquired two companies, each of which was accounted for as a business combination. The total purchase price of $85.2 million (paid in shares of the Company’s common stock having a total fair value of $0.6 million and cash of $84.6 million) for these acquisitions was allocated as follows: $13.3 million to developed technologies, $4.4 million to cash acquired, $0.2 million to net tangible assets acquired based on their estimated fair value on the acquisition date, $2.4 million to deferred tax liability, and the excess $69.7 million of the purchase price over the fair value of net assets acquired to goodwill. Tax deductible goodwill resulting from certain of these acquisitions was $63.8 million. The remaining goodwill is not tax deductible for U.S. income tax purposes. Developed technologies will be amortized on a straight-line basis over their estimated useful lives of 24 months.

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

Investments in Privately-Held Companies

The Company makes strategic investments in privately-held companies and assesses the accounting for these investments under the equity or cost method. The Company also evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of September 30, 2016, there were no variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements. The Company’s investments in privately-held companies are primarily accounted for using the cost method which had a carrying value of $92.2 million and $14.2 million as of September 30, 2016 and December 31, 2015, respectively. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within Other Assets on the consolidated balance sheets.

The Company periodically evaluates the carrying value of the cost method investments, when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the cost method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices hence the Company determines the fair value by reviewing equity valuation reports, current financial results and long-term plans of the private companies.

Note 8. Convertible Senior Notes

In 2014, the Company issued $935.0 million principal amount of 2019 Notes and $954.0 million principal amount of 2021 Notes. The total net proceeds from this offering were approximately $1.86 billion, after deducting $28.3 million of initial purchasers’ discount and $0.5 million debt issuance costs in connection with the Notes.

The interest rates are fixed at 0.25% and 1.00% per annum for the 2019 Notes and the 2021 Notes, respectively, and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015. For the three months ended September 30, 2016 and 2015, the Company recognized $1.3 million and $1.3 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt issuance costs, and $2.9 million and $3.0 million, respectively, of accrued coupon interest expense. For the nine months ended September 30, 2016 and 2015, the Company recognized $3.7 million and $3.9 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt issuance costs, and $8.9 million and $9.0 million, respectively, of accrued coupon interest expense.

For the three months ended September 30, 2016 and 2015, the Company recognized $20.0 million and $18.8 million, respectively, of interest expense related to the amortization of the debt discount. For the nine months ended September 30, 2016 and 2015, the Company recognized $58.9 million and $55.3 million, respectively, of interest expense related to the amortization of the debt discount. As of September 30, 2016, the net carrying value, net of the initial purchasers’ discount and debt discount, of 2019 Notes and 2021 Notes was $787.1 million and $730.6 million, respectively.

The Notes consisted of the following (in thousands):

	September 30, 2016		December 31, 2015
	2019 Notes	2021 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$935,000	$954,000
Unamortized initial purchasers' discount and debt discount (1)	(147,948)	(223,379)	(181,994)	(251,911)
Net carrying amount	$787,052	$730,621	$753,006	$702,089
Carrying amount of the equity component (2)	$222,826	$283,283	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of September 30, 2016, the remaining life of the 2019 Notes and 2021 Notes is approximately 35 months and 59 months, respectively.

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

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding, during the period, including potential dilutive common stock instruments. In the three and nine months ended September 30, 2016 and 2015, the Company’s potential common stock instruments such as stock options, Restricted Stock Units (“RSUs”), shares to be purchased under the 2013 Employee Stock Purchase Plan (“ESPP”), shares subject to repurchases, the conversion feature of the Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(102,871)	$(131,690)	$(289,819)	$(430,795)
Basic shares:
Weighted-average common shares outstanding	711,340	678,817	704,418	663,897
Weighted-average restricted stock subject to repurchase	(6,981)	(8,213)	(6,314)	(8,176)
Weighted-average shares used to compute basic net loss per share	704,359	670,604	698,104	655,721
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	704,359	670,604	698,104	655,721
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.20)	$(0.42)	$(0.66)
Diluted	$(0.15)	$(0.20)	$(0.42)	$(0.66)

The following number of potential shares of the Company’s common stock at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Nine Months Ended
	September 30,
	2016	2015
RSUs	54,666	46,582
Warrants	24,329	24,329
Stock options	8,953	17,384
Shares subject to repurchase and others	8,468	9,719

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

During the nine months ended September 30, 2016, employees purchased an aggregate of 1.3 million shares under the ESPP at a price of $11.99 per share. During the nine months ended September 30, 2015, employees purchased an aggregate of 0.7 million shares under the ESPP at a price of $31.07 per share. During the three months ended September 30, 2016 and 2015, the Company recorded $4.4 million and $5.0 million, respectively, and recorded $15.8 million and $13.1 million during the nine months ended September 30, 2016 and 2015, respectively, of stock-based compensation expense related to the ESPP.

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

The activities for the restricted common stock issued to employees for the nine months ended September 30, 2016 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2015	4,540	$33.88
Granted	2,803	$16.34
Vested	(1,706)	$32.49
Canceled	(130)	$33.44
Unvested restricted common stock at September 30, 2016	5,507	$25.40

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2016 is as follows (in thousands, except life in years and per share data):

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding at December 31, 2015	11,177	$6.55	5.86	$199,576
Options granted and assumed in connection with acquisitions	556	$3.23
Options exercised	(2,667)	$2.63
Options canceled	(113)	$3.94
Outstanding at September 30, 2016	8,953	$7.55	5.53	$153,089
Vested and expected to vest at September 30, 2016 (1)	8,230	$6.57	5.25	$146,737
Exercisable at September 30, 2016	6,763	$4.46	4.61	$130,475

(1)	The expected to vest options are the result of applying pre-vesting forfeiture rate assumptions to unvested options outstanding.

The total intrinsic value of stock options exercised during the three months ended September 30, 2016 and 2015 was $5.8 million and $18.2 million, respectively, and $38.0 million and $158.8 million during the nine months ended September 30, 2016 and 2015, respectively.

Performance Restricted Stock Units (“PRSUs”) Activity

In 2016, the Company granted PRSUs to certain of its executive officers and established the 2016 annual performance goals for these PRSUs. The PRSUs will vest based on the Company’s attainment of the annual financial performance goals and the executives’ continued employment through the vesting date, approximately one year. The number of shares that ultimately vest for 2016 will range from 0 percent to 200 percent of the annual target amount, based on the Company’s performance. During the nine months ended September 30, 2016, the Company granted 230,833 PRSUs, at the 100% target level, for the 2016 performance goals with a weighted grant date fair value of $17.90 per share. In addition, there are 1,187,833 additional PRSUs that will vest based on performance goals in 2017 to 2019, if achieved. Since the performance targets for those additional PRSUs have not been established, they are not considered granted nor are presented as outstanding.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs, for the nine months ended September 30, 2016. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2015	43,170	$32.46
Granted	43,384	$15.88
Vested	(20,079)	$24.23
Canceled	(11,809)	$28.17
Unvested and outstanding at September 30, 2016	54,666	$23.25

The total fair value of RSUs vested during the three months ended September 30, 2016 and 2015 was $124.5 million and $198.3 million, respectively, and $336.9 million and $702.7 million during the nine months ended September 30, 2016 and 2015, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$7,165	$8,973	$22,991	$32,345
Research and development	87,163	100,673	253,658	306,830
Sales and marketing	41,227	37,889	133,184	120,154
General and administrative	22,972	18,386	67,305	64,540
Total stock-based compensation expense	$158,527	$165,921	$477,138	$523,869

The Company capitalized $20.2 million and $8.6 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended September 30, 2016 and 2015, respectively, and $60.7 million and $38.4 million in the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, there was $1.02 billion of unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 2.20 years.

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

The Company recorded an income tax provision of $6.6 million and $11.2 million for the three and nine months ended September 30, 2016, respectively, and an income tax provision of $3.2 million and an income tax benefit of $15.7 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, based on the available objective evidence, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2016 will not be realized by the end of the 2016 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2016. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences.

On July 27, 2015, the United States Tax Court issued an opinion (Altera Corp. et al. v. Commissioner), which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs. As such, the Company filed its 2014 and 2015 federal tax returns based upon the opinion rendered in this case, which resulted in additional 2014 and 2015 net operating losses in the U.S. jurisdictions. As the Company maintains a full valuation allowance on its US deferred tax assets, no benefit was realized in the financial statements as a result of this filing position.

During the three and nine months ended September 30, 2016, the amount of gross unrecognized tax benefits increased by $13.1 million and $37.8 million, respectively. As of September 30, 2016, the Company has $247.2 million of unrecognized tax benefits, including $243.1 million of unrecognized tax benefits which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance, while the remaining $4.1 million of unrecognized tax benefits which, if recognized, would affect the annual effective tax rate.

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

As of September 30, 2016, no amounts had been drawn under the credit facility.

Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring through 2026. Under the terms of certain leases, the Company is committed to pay for certain taxes, insurance, maintenance and management expenses. Certain of these arrangements have free rent periods or escalating rent payment provisions, and the Company recognizes rent expense under such arrangements on a straight-line basis.

Legal Proceedings

The Company is currently involved in, and will likely in the future be involved in, legal proceedings, claims and investigations in the normal course of business. These proceedings, in the form of both individual and class action litigation, have included, but are not limited to matters involving intellectual property, defamation, privacy, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of September 30, 2016 and December 31, 2015, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three and nine months ended September 30, 2016 and 2015 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of September 30, 2016 and December 31, 2015.

Note 13. Operations by Geographic Area

Revenue

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue by services:
Advertising services	$544,966	$512,867	$1,610,231	$1,353,356
Data licensing and other	70,968	56,370	202,182	154,203
Total revenue	$615,934	$569,237	$1,812,413	$1,507,559

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue by geographic area:
United States	$373,954	$369,856	$1,124,897	$979,975
International	241,980	199,381	687,516	527,584
Total revenue	$615,934	$569,237	$1,812,413	$1,507,559

Japan accounted for $73.9 million, or 12%, and $189.2 million, or 10% of total revenue for the three and nine months ended September 30, 2016, respectively. No individual country from the international markets contributed in excess of 10% of the total revenue for the three and nine months ended September 30, 2015.

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	September 30,	December 31,
	2016	2015
Property and equipment, net:
United States	$742,001	$683,176
International	61,304	52,123
Total property and equipment, net	$803,305	$735,299

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

Note 15. Subsequent Events

On October 25, 2016, the Board of Directors of the Company approved a restructuring and reduction in force plan of up to approximately 9% of the Company’s positions globally.  The Company estimates it will incur approximately $10 million to $20 million of cash expenditures, substantially all of which will be severance costs, and approximately $5 million to $10 million of non-cash expenditures primarily consisting of stock-based compensation expense. The Company expects to recognize most of these pre-tax workforce related restructuring charges in the quarter ended December 31, 2016.

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

Overview and Highlights of Quarterly Results

Revenue in the third quarter of 2016 totaled $615.9 million, an increase of 8% compared to $569.2 million in the third quarter of 2015.

•Advertising revenue totaled $545.0 million, an increase of 6% year-over-year.

•Mobile advertising revenue was 90% of total advertising revenue.

•Data licensing and other revenue totaled $71.0 million, an increase of 26% year-over-year.

•U.S. revenue totaled $374.0 million, an increase of 1% year-over-year.

•International revenue totaled $241.9 million, an increase of 21% year-over-year.

•Total ad engagements were up 91% year-over-year.

•Cost per engagement was down 44% year-over-year.

Net loss was $102.9 million and Adjusted EBITDA was $181.3 million, an increase of 28% compared to the third quarter of 2015, representing an Adjusted EBITDA margin of 29%.

Cash, cash equivalents and short-term investments in marketable securities totaled $3.66 billion as of September 30, 2016.

Average monthly active users (MAUs) were 317 million for the three months ended September 30, 2016, up 3% year-over-year and compared to 313 million for the three months ended June 30, 2016. Mobile MAUs represented 83% of total MAUs.

Average daily active usage (DAU) for the three months ended September 30, 2016 grew 7% year-over-year.

Our strategy in the third quarter continued to focus on driving value across three key areas of our service: audience, content, including our live strategy, and revenue.  During the third quarter of 2016, we saw sequential growth in daily active usage, Tweet impressions and time spent driven largely by product improvements and organic growth, as well as marketing initiatives.  We also saw improved yield and lower ad load compared to the previous quarter as a result of improving auction dynamics and the acceleration in daily active usage and Tweet impressions. We believe product improvements had a direct positive impact on audience growth, engagement and monetization.  We believe that, with disciplined execution, growth in audience and engagement can drive acceleration in revenue growth over time.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended September 30, 2016, we had 317 million average MAUs, which represents an increase of 3% from the three months ended September 30, 2015. The growth in average MAUs was driven primarily by product improvements and organic growth, as well as marketing initiatives. In the three months ended September 30, 2016, we had 67 million average MAUs in the United States and 250 million average MAUs in the rest of the world, which represent an increase of 1% and 4%, respectively, from the three months ended September 30, 2015. For additional information on how we calculate the number of MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Changes in Daily Active Users/Daily Active Usage (DAU). We define daily active users or daily active usage as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website or mobile applications on any given day. Average DAU for a period represent the average of the DAU at the end of such period.  Changes in DAU are a measure of changes in the size of our daily logged in or otherwise authenticated active user base. In the past, we have discussed DAUs and the ratio of monthly active users (MAUs) to DAUs. In those instances, for comparability and consistency with MAUs, DAUs also included users who accessed Twitter through our desktop applications and third-party properties. For additional information on how we calculate changes in DAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

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

In the three months ended September 30, 2016, ad engagements increased 91% from the three months ended September 30, 2015. The increase was driven by the continued adoption of auto-play video and higher ad load in the third quarter of 2016 compared to the third quarter of 2015. In the three months ended September 30, 2016, average cost per ad engagement decreased 44% from the three months ended September 30, 2015. The decrease in cost per ad engagement was primarily driven by a mix shift to auto-play video and to a smaller extent a decrease in same-format prices for a few of our advertising products.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA, non-GAAP net income, Adjusted EBITDA margin, revenue excluding foreign exchange effect and advertising revenue excluding foreign exchange effect. To present revenue and advertising revenue excluding the impact of changes in foreign exchange rates for the three and nine months ended September 30, 2016, we translated revenue and advertising revenue using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses, provision (benefit) for income taxes and restructuring charges, if any. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(102,871)	$(131,690)	$(289,819)	$(430,795)
Stock-based compensation expense	158,527	165,921	477,138	523,869
Depreciation and amortization expense	100,878	81,464	282,782	225,377
Interest and other expense, net	18,220	23,291	55,007	63,617
Provision (benefit) for income taxes	6,562	3,162	11,231	(15,679)
Restructuring charges	—	—	47	—
Adjusted EBITDA	$181,316	$142,148	$536,386	$366,389

Non-GAAP Net Income

We define non-GAAP net income as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to our convertible notes, non-cash expense related to acquisitions, income tax effects related to acquisitions and restructuring charges, if any.

The following table presents a reconciliation of net loss to non-GAAP net income for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Net Loss to Non-GAAP Net Income
Net loss	$(102,871)	$(131,690)	$(289,819)	$(430,795)
Stock-based compensation expense	158,527	165,921	477,138	523,869
Amortization of acquired intangible assets	16,572	14,481	42,118	39,241
Non-cash interest expense related to convertible notes	18,650	17,495	55,590	51,139
Non-cash expense related to acquisitions	—	—	—	926
Income tax effects related to acquisitions	863	777	2,318	(22,370)
Restructuring charges	—	—	47	—
Non-GAAP net income	$91,741	$66,984	$287,392	$162,010

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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Advertising services	$544,966	$512,867	$1,610,231	$1,353,356
Data licensing and other	70,968	56,370	202,182	154,203
Total Revenue	615,934	569,237	1,812,413	1,507,559
Costs and expenses (1)
Cost of revenue	225,159	200,195	626,530	511,293
Research and development	177,049	207,937	511,354	596,590
Sales and marketing	224,436	208,797	697,226	594,302
General and administrative	67,379	57,545	200,884	188,231
Total costs and expenses	694,023	674,474	2,035,994	1,890,416
Loss from operations	(78,089)	(105,237)	(223,581)	(382,857)
Interest expense	(24,860)	(25,239)	(74,687)	(73,995)
Other income (expense), net	6,640	1,948	19,680	10,378
Loss before income taxes	(96,309)	(128,528)	(278,588)	(446,474)
Provision (benefit) for income taxes	6,562	3,162	11,231	(15,679)
Net loss	$(102,871)	$(131,690)	$(289,819)	$(430,795)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$7,165	$8,973	$22,991	$32,345
Research and development	87,163	100,673	253,658	306,830
Sales and marketing	41,227	37,889	133,184	120,154
General and administrative	22,972	18,386	67,305	64,540
Total stock-based compensation expense	$158,527	$165,921	$477,138	$523,869

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Advertising services	88%	90%	89%	90%
Data licensing and other	12	10	11	10
Total Revenue	100	100	100	100
Costs and expenses
Cost of revenue	37	35	35	34
Research and development	29	37	28	40
Sales and marketing	36	37	38	39
General and administrative	11	10	11	12
Total costs and expenses	113	118	112	125
Loss from operations	(13)	(18)	(12)	(25)
Interest expense	(4)	(4)	(4)	(5)
Other income (expense), net	1	0	1	1
Loss before income taxes	(16)	(23)	(15)	(30)
Provision (benefit) for income taxes	1	1	1	(1)
Net loss	(17)%	(23)%	(16)%	(29)%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Advertising services	$544,966	$512,867	6%	$1,610,231	$1,353,356	19%
Data licensing and other	70,968	56,370	26%	202,182	154,203	31%
Total revenue	$615,934	$569,237	8%	$1,812,413	$1,507,559	20%

Revenue in the three and nine months ended September 30, 2016 increased by $46.7 million and $304.9 million, respectively, compared to the three and nine months ended September 30, 2015. On a constant currency basis, revenue in the nine months ended September 30, 2016 would have increased by $311.8 million or 21%, respectively, compared to the nine months ended September 30, 2015. Foreign exchange effect did not have a material impact to the revenue in the three months ended September 30, 2016.

In the three and nine months ended September 30, 2016, advertising revenue increased by 6% and 19%, respectively, compared to the three and nine months ended September 30, 2015. Foreign exchange effect did not have a material impact to the advertising revenue in the three and nine months ended September 30, 2016. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising services on our owned and operated platform in the three and nine months ended September 30, 2016 was $487.2 million and $1.43 billion, respectively, as compared to $446.9 million and $1.24 billion in the three and nine months ended September 30, 2015, respectively. Advertising revenue generated from the sale of our advertising services on third party publishers’ websites, applications and other offerings in the three months ended September 30, 2016 was $57.8 million as compared to $66.0 million in the three months ended September 30, 2015, which decrease was a result of customer transition to in-house platforms and other solutions during the platform migration process. Advertising revenue generated from the sale of our advertising services on third party publishers’ websites, applications and other offerings in the nine months ended September 30, 2016 was $175.0 million as compared to $109.7 million in the nine months ended September 30, 2015, which increase was driven primarily by the acquisition of TellApart in May 2015. The overall increases in advertising revenue were primarily attributable to 91% and 153% increases in the number of ad engagements offset by 44% and 53% decreases in average cost per ad engagement in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in ad engagements was driven by continued adoption of auto-play video and an increase in ad load. The decrease in average cost per ad engagement was due primarily to the shift to auto-play video, which delivers more engagement at a much lower average cost per engagement than click-to-play video ads. Advertising revenue continued to be driven by growth in demand for our advertising products, particularly video as well as growth in our advertising base.

In the three and nine months ended September 30, 2016, data licensing and other revenue increased by 26% and 31%, respectively, compared to the three and nine months ended September 30, 2015. The increase was primarily attributable to growth in mobile advertising exchange services and to a lesser extent the increase in data licensing fees from the offering of “Gnip”-branded products.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Cost of revenue	$225,159	$200,195	12%	$626,530	$511,293	23%
Cost of revenue as a percentage of revenue	37%	35%		35%	34%

In the three months ended September 30, 2016, cost of revenue, which included TAC of $32.6 million, increased by $25.0 million compared to the three months ended September 30, 2015. The increase was primarily attributable to a $16.6 million increase in depreciation expense related to additional server and networking equipment and amortization of acquired intangible assets, a $12.7 million increase in networking, hosting and data center costs related to our co-located facilities, and an $8.9 million increase in other direct costs. The increases were offset by an $8.9 million decrease in TAC and a $4.3 million decrease in personnel-related costs, mainly driven by a decrease in average employee headcount and stock-based compensation expense.

In the nine months ended September 30, 2016, cost of revenue, which included TAC of $96.9 million, increased by $115.2 million compared to the nine months ended September 30, 2015. The increase was primarily attributable to a $52.1 million increase in networking, hosting and data center costs related to our co-located facilities, a $39.7 million increase in depreciation expense related to additional server and networking equipment and amortization of acquired intangible assets, a $27.0 million increase in TAC, and a $16.1 million increase in other direct costs, offset by a $19.7 million decrease in personnel-related costs, mainly driven by a decrease in average employee headcount and stock-based compensation expense.

We plan to continue to scale the capacity and enhance the capability and reliability of our infrastructure to support user growth and increased activity on our platform. We expect that the amount of revenue generated from the sale of our advertising services on third party publishers’ websites, applications and other offerings will vary, which will also result in variation in the amount of TAC that we incur. As a result, we expect that cost of revenue, in particular TAC, will vary in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Research and development	$177,049	$207,937	(15)%	$511,354	$596,590	(14)%
Research and development as a percentage of revenue	29%	37%		28%	40%

In the three months ended September 30, 2016, research and development expenses decreased by $30.9 million compared to the three months ended September 30, 2015. The decrease was primarily attributable to a $20.2 million increase in the capitalization of costs associated with developing software for internal use due primarily to an increase in the number of projects as we refine our core services, an $11.5 million decrease in personnel-related costs, mainly driven by a decrease in compensation and recognition of stock-based compensation expense from a decrease in average employee headcount and a $0.8 million decrease in allocated facilities and other supporting overhead expenses. The decreases were offset by a $0.9 million increase in depreciation expense and a $0.7 million increase in other expenses.

In the nine months ended September 30, 2016, research and development expenses decreased by $85.2 million compared to the nine months ended September 30, 2015. The decrease was primarily attributable to a $52.8 million decrease in personnel-related costs, mainly driven by a decrease in compensation and recognition of stock-based compensation expense from a decrease in average employee headcount, a $39.4 million increase in the capitalization of costs associated with developing software for internal use due primarily to an increase in the number of projects as we refine our core services and a $1.6 million decrease in other expenses. The decreases were offset by a $4.5 million increase in allocated facilities and other supporting overhead expenses, and a $4.1 million increase in depreciation expense.

We plan to continue to invest in key areas of our business and ensure that we have the right level of engineering, product management and design teams to support our research and development efforts. We expect that research and development costs will vary in the near term from period to period as a percentage of revenue.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Sales and marketing	$224,436	$208,797	7%	$697,226	$594,302	17%
Sales and marketing as a percentage of revenue	36%	37%		38%	39%

In the three months ended September 30, 2016, sales and marketing expenses increased by $15.6 million compared to the three months ended September 30, 2015. The increase was primarily attributable to a $6.0 million increase in allocated facilities and other supporting overhead expenses due to the increase in support functions, a $5.5 million increase in personnel-related costs, mainly driven by an increase in compensation and recognition of stock-based compensation expense, and a $4.9 million increase in marketing and sales-related expenses, mainly driven by an increase in consumer marketing and market research, offset by a $0.8 million decrease in amortization of acquired intangible assets.

In the nine months ended September 30, 2016, sales and marketing expenses increased by $102.9 million compared to the nine months ended September 30, 2015. The increase was primarily attributable to a $39.5 million increase in personnel-related costs, mainly driven by an increase in compensation and recognition of stock-based compensation expense, a $30.7 million increase in allocated facilities and other supporting overhead expenses due to the increase in support functions, a $30.4 million increase in marketing and sales-related expenses, mainly driven by an increase in consumer marketing and market research, and a $2.3 million increase in amortization of acquired intangible assets.

We plan to continue to invest in key areas of our business and ensure that we have the right level of sales and marketing to execute on our key priorities and objectives. We expect that sales and marketing expenses will vary in the near term from period to period as a percentage of revenue, particularly in light of the restructuring and reduction in force plan we announced in October 2016.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
General and administrative	$67,379	$57,545	17%	$200,884	$188,231	7%
General and administrative as a percentage of revenue	11%	10%		11%	12%

In the three months ended September 30, 2016, general and administrative expense increased by $9.8 million compared to the three months ended September 30, 2015. The increase was primarily attributable to a $5.7 million increase in personnel-related costs, mainly driven by an increase in compensation and recognition of stock-based compensation expense, a $4.7 million increase in unallocated facilities and supporting costs, offset by a $0.6 million increase in the capitalization of costs associated with developing software for internal use.

In the nine months ended September 30, 2016, general and administrative expense increased by $12.7 million compared to the nine months ended September 30, 2015. The increase was primarily attributable to a $10.0 million increase in personnel-related costs, mainly driven by an increase in compensation and recognition of stock-based compensation expense and a $9.6 million increase in unallocated facilities and supporting costs. The increases were offset by a $4.0 million decrease in fees and costs for professional services and a $2.9 million increase in the capitalization of costs associated with developing software for internal use.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Interest expense	$24,860	$25,239	(2)%	$74,687	$73,995	1%

In the three months ended September 30, 2016, interest expense decreased by $0.4 million compared to the three months ended September 30, 2015. The slight decrease was primarily attributable to a decrease in interest expense related to fewer capital leases and partially offset by the amortization of the debt discount of the Notes. In the nine months ended September 30, 2016, interest expense increased by $0.7 million compared to the nine months ended September 30, 2015. The slight increase was primarily attributable to amortization of the debt discount of the Notes and partially offset by the decrease in interest expense related to few capital leases. Interest expense in the three and nine months ended September 30, 2016 was comprised of $23.6 million and $70.5 million, respectively, of total interest expense related to the Notes as well as the credit facility and $1.3 million and $4.2 million, respectively, related to capital leases of equipment.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$6,640	$1,948	241%	$19,680	$10,378	90%

Other income (expense), net, increased by $4.7 million and $9.3 million in the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. The increases were attributable to an increase in interest income on our short term investments and more favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities net of impact of change in valuation of derivative financial instruments. Other income (expense), net in the three months ended September 30, 2016 was comprised of $6.6 million of interest and other income, and $0.3 million of foreign currency exchange gain, offset by $0.3 million of other expense. Other income (expense), net in the nine months ended September 30, 2016 was comprised of $18.0 million of interest and other income, and $4.5 million of foreign currency exchange gain, offset by $2.8 million of other expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$6,562	$3,162	$11,231	$(15,679)

Our provision for income taxes in the three months ended September 30, 2016 increased by $3.4 million compared to the provision of $3.2 million in the three months ended September 30, 2015, primarily due to an increase in U.S. minimum income tax expense and deferred tax expense related to intraperiod allocation. Our provision for income taxes in the nine months ended September 30, 2016 increased by $26.9 million compared to a benefit of $15.7 million in the nine months ended September 30, 2015, primarily due to a decrease of $24.2 million in deferred tax benefits related to the release of valuation allowance from acquisitions completed within the prior year period and an increase in U.S. minimum income tax expense. The deferred tax liabilities recorded in the prior year periods, as part of purchase accounting, provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets. In the nine months ended September 30, 2016, the acquisitions we completed did not result in the release of valuation allowance.

On July 27, 2015, the United States Tax Court issued an opinion (Altera Corp. et al. v. Commissioner), which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs.  A final decision was entered by the U.S. Tax Court on December 28, 2015 and the Internal Revenue Service notified the U.S. Court of Appeals for the Ninth Circuit on February 19, 2016 of its intent to appeal the Tax Court’s decision in the case. We filed our 2014 and 2015 federal tax returns based upon the opinion rendered in this case, which we believe will more likely than not be sustained, and which resulted in additional 2014 and 2015 net operating losses in the U.S. federal jurisdiction with a commensurate decrease in the overall pre-tax losses in foreign jurisdictions. As we maintain a full valuation allowance on our U.S. deferred tax assets, no benefit was realized in the financial statements as a result of this filing position. On an ongoing basis, stock-based compensation will be excluded from intercompany charges.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(289,819)	$(430,795)
Net cash provided by operating activities	566,512	283,828
Net cash used in investing activities	(410,436)	(834,662)
Net cash used in financing activities	(61,534)	(68,210)

Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds.

As of September 30, 2016, we had $3.66 billion of cash, cash equivalents and short-term investments in marketable securities, of which $159.6 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate certain of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Credit Facility

In October 2013, we entered into a revolving credit agreement with certain lenders which provides for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Our obligations under the credit facility are guaranteed by one of our wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payment of dividends. As of September 30, 2016, no amounts had been drawn under the credit facility.

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

Cash provided by operating activities in the nine months ended September 30, 2016 was $566.5 million, an increase in cash inflow of $282.7 million compared to the nine months ended September 30, 2015. Cash provided by operating activities was driven by a net loss of $289.8 million, as adjusted for the exclusion of non-cash expenses totaling $827.2 million, of which $477.1 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $29.1 million.

Cash provided by operating activities in the nine months ended September 30, 2015 was $283.8 million. Cash provided by operating activities was driven by a net loss of $430.8 million, as adjusted for the exclusion of non-cash expenses totaling $781.8 million, of which $523.9 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflows of $67.2 million.

Investing Activities

Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.

Cash used in investing activities in the nine months ended September 30, 2016 was $410.4 million, a decrease in cash outflow of $424.2 million compared to the nine months ended September 30, 2015. The decrease in cash outflow was primarily due to a decrease in the purchases of marketable securities of $808.2 million, a $96.3million decrease in purchases of property and equipment offset by a decrease of proceeds from sales and maturities of marketable securities of $377.8 million, a $71.0 million increase in purchases of investments in privately-held companies, a net increase of $28.5 million in cash used in business combinations and a $3.0 million increase in expenditures on other investing activities.

We anticipate making capital expenditures in 2016 of no more than $360 million, a portion of which we may finance through capital leases, as we continue to expand our co-located data centers and our office facilities.

Financing Activities

Our primary financing activities consist of issuances of securities, capital lease financing and stock option exercises by employees and other service providers.

Cash used in financing activities in the nine months ended September 30, 2016 was $61.5 million, a decrease in cash outflow of $6.7 million compared to the nine months ended September 30, 2015. The decrease in cash outflow was due to a reduction in repayments of capital lease obligations of $17.5 million offset by a $5.8 million decrease in proceeds from the issuance of shares of stock from ESPP, a net $1.4 million decrease in proceeds from option exercises and a net $3.6 million increase in tax payments related to net share settlements of equity awards and other activities.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2016.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of September 30, 2016, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $14.7 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency gain was $0.3 million and $4.5 million for the three and nine months ended September 30, 2016, respectively. Net realized and unrealized loss was $2.4 million for the three months ended September 30, 2015 and net realized and unrealized gain was $2.9 million for the nine months ended September 30, 2015. Based on our foreign currency exposures from monetary assets and liabilities, we estimated that a 5% change in exchange rates against the U.S. dollar would result in a gain or loss of approximately $14.1 million as of September 30, 2016. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries arising in the ordinary course of business. These proceedings, in the form of both individual and class action litigation, have included, but are not limited to matters involving intellectual property, defamation, privacy, securities, employment and contractual rights. Legal risk is enhanced in certain jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States.  Future litigation may be necessary, among other things, to defend ourselves, and our users, by determining the scope, enforceability, and validity of third-party rights or to establish our rights.

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

The size of our user base and our users’ level of engagement are critical to our success. We had 317 million average MAUs in the three months ended September 30, 2016, representing a 3% increase from 307 million average MAUs in the three months ended September 30, 2015. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will continue to slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Argentina, France, Germany, India, Japan, Mexico and the Philippines, to continue to be higher than our user growth rate in the United States. To the extent our logged-in user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter and monetizing our total audience on logged-out usage and syndicated properties as well as increasing revenue growth from the sale to advertisers of our advertising products which we place on Twitter properties and third party publishers’ websites, applications and other offerings. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 90% and 89% of our revenue from advertising in the fiscal year ended December 31, 2015 and the nine months ended September 30, 2016, respectively. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Advertising agencies and potential new advertisers may view our Promoted Products as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile and traditional advertising platforms. Additionally, since our initial public offering, our revenue growth has been primarily driven by increases in the number of our users and increases in our ad load driven by strong advertiser demand as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited on certain days by available advertising inventory for specific ad types if we do not increase the number of our users, their engagement or monetize our larger global audience.  Our advertising revenue could be adversely affected by a number of other factors, including:

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

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 79% of our average MAUs in the three months ended September 30, 2016, but our international revenue, as determined based on the billing location of our advertisers, was only 39% of our consolidated revenue in the three months ended September 30, 2016. Our inability to successfully expand internationally could adversely affect our business, financial condition and operating results.

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

Since our inception, we have incurred significant operating losses, and, as of September 30, 2016, we had an accumulated deficit of $2.38 billion. Although our revenue has grown rapidly, increasing from $28.3 million in 2010 to $2.22 billion in 2015, we expect that our revenue growth rate will slow in the future as a result of a variety of factors, including the decline in the growth rate of our user base. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully develop new products and services and expand internationally. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

We expect to invest in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. As of September 30, 2016, we had over 3,900 full-time employees, a decrease of approximately 340 full-time employees since September 30, 2015. We intend to continue to make investments to expand our operations, research and development, sales and marketing and general and administrative organizations, as well as our international operations. We face significant competition for employees, particularly engineers, designers and product managers, from other Internet and high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. In addition, as we have grown, we have significantly expanded our operating lease commitments. As we continue to evolve, we are subject to the risks of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and to the challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. In addition, we may not be able to innovate or execute as quickly as a smaller, more efficient organization. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

Our products and services involve the storage and transmission of users’ and advertisers’ information, and security breaches expose us to a risk of loss of this information, litigation and potential liability. We also work with third-party vendors to process credit card payments by our customers and are subject to payment card association operating rules. We and our third-party service providers experience cyber-attacks of varying degrees on a regular basis. Third parties may also gain access to Twitter user and passwords without attacking Twitter directly but instead by combining credential information from other recent breaches, using malware on victim machines that are stealing passwords for all sites, or a combination of both.  In addition, some of our developers or other partners, such as third party applications to which our users have given permission to Tweet on their behalf, may receive or store information provided by us or by our users through mobile or web applications integrated with us. If these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users' data may be improperly accessed, used, or disclosed.

As a result, unauthorized parties have obtained, and may in the future obtain, access to our data or our users’ or advertisers’ data. For example, in February 2013, we disclosed that sophisticated unknown third parties had attacked our systems and may have had access to limited information for approximately 250,000 users. Any systems failure or actual or perceived compromise of our security that results in the unauthorized access to or release of our users’ or advertisers’ data, such as credit card data, could significantly limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business.

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

We also seek to obtain patent protection for some of our technology and as of September 30, 2016, we had 1,019 issued U.S. patents. We may be unable to obtain patent protection for our technologies, and our existing patents, and any patents that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 1, 2010 to September 30, 2016, we increased the size of our workforce by over 3,700 full-time employees, and we expect to continue to make investments in our employees. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the nine months ended September 30, 2016, 90% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, most users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

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

In 2014, we issued $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, in private placements to qualified institutional buyers. As of September 30, 2016, we had a total par value of $1.89 billion of outstanding Notes.

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

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2016, we had recorded a total of $1.30 billion of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $13.72, through September 30, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any securities litigation can result in substantial costs and a diversion of our management’s attention and resources. We are currently subject to securities litigation and may experience more such litigation following any future periods of volatility.

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

None.

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

TWITTER, INC.

Date: November 1, 2016	By:	/s/ Jack Dorsey
Jack Dorsey
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2016	By:	/s/ Anthony Noto
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