Form 10-K
period 2016-12-31
TWITTER, INC.
filed 2017-02-27
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2016 as reported by the New York Stock Exchange on such date was approximately $10,883,506,044.  Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of February 17, 2017 was 726,894,203.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

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
•

our ability to develop or acquire new products, product features and services, improve our existing products and services, including with respect to Promoted Tweet product features and video and performance advertising, and increase the value of our products and services;

•

our business strategies, plans and priorities, including our plans for growth, investment in and refinement of our core service, including our re-evaluation and potential de-emphasis of certain product features;

•	our ability to provide new content from third parties, including our ability to secure live streaming video content on economic and other terms that are acceptable to us;
•	our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth and growth rates and the continued usage of our mobile applications;
•	our ability to increase our revenue and our revenue growth rate, including by differentiating and scaling revenue products;
•	our ability to improve user monetization, including of our logged out and syndicated audiences;
•	our future financial performance, including trends in cost per ad engagement, revenue, cost of revenue, operating expenses and income taxes;
•	our expectations regarding outstanding litigation;
•	the effects of seasonal trends on our results of operations;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our ability to successfully enter new markets and to operate internationally.

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

NOTE REGARDING KEY METRICS

We review a number of metrics, including monthly active users, or MAUs, changes in daily active users or daily active usage, or DAUs, changes in ad engagements and changes in cost per ad engagement, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for a discussion of how we calculate MAUs, changes in DAUs, changes in ad engagements and changes in cost per ad engagement.

The numbers of active users presented in this Annual Report on Form 10-K are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that false or spam accounts represented less than 5% of our MAUs as of December 31, 2016. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, and in the past have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of accounts. Spam accounts that we have identified are not included in the active user numbers presented in this Annual Report on Form 10-K. We treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Our metrics are also affected by applications that automatically contact our servers for regular updates with no discernible user-initiated action involved, and this activity can cause our system to count the users associated with such applications as active users on the day or days such contact occurs. As of December 31, 2016, approximately 8.5% of users used third party applications that may have automatically contacted our servers for regular updates without any discernible additional user-initiated action.  As such, the calculations of our active users presented in this Annual Report on Form 10-K may be affected as a result of this activity.

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

PART I

Item 1. BUSINESS

Overview

Twitter is the best and fastest place to see what is happening and what people are talking about all around the world. Every day, instances of breaking news, entertainment, sports, politics, big events and everyday interests happen first on Twitter.  Twitter is where the full story unfolds with all the live commentary and where live events come to life unlike anywhere else. Our primary service can be accessed on a variety of mobile devices, at twitter.com and via SMS.  In 2016, we focused on positioning Twitter for long-term sustainable growth and making progress toward GAAP profitability. Specifically, we clearly identified who we are—the best and fastest place to see what’s happening in the world and what people are talking about.  We built and shipped product features that directly improved our key audience growth and engagement metrics.  We also simplified the organization to be what we believe is more focused and efficient, and eliminated investment in non-core areas of our business, like Vine, which we shut down in early 2017, and Fabric, which we sold in early 2017.  We saw accelerating rates of growth on a year-over-year basis for daily active usage, or DAU, for three quarters in a row. Our advertising business saw increasing competition for advertiser spending and we believe that advertising revenue growth will continue to lag that of audience growth.

In 2017, our focus is building and shipping product changes more rapidly to make Twitter safer.  We intend to invest in our core use case and in new product areas — such as live streaming video, among others — that further strengthen Twitter’s unique position as the best and fastest place to see and talk about what’s happening in the world. We intend to continue integrating new, dynamic, and personalized content as we recognized the importance of simplifying and creating a single destination for people to discover what’s happening on Twitter.  We also plan to simplify and differentiate our revenue products to drive sustainable long-term revenue growth by working to strengthen our unique value proposition, especially in live and video, that gives advertisers the ability to reach the most engaging audiences in the right context at the right time.  We intend to apply the same focused approach that drove renewed monthly and daily usage growth in 2016 to simplify our portfolio and our buying process for advertisers.

Products and Services for Users

Twitter.  Our primary service, Twitter, is a global platform for public self-expression and conversation in real time. Twitter allows people to consume, create, distribute and discover content and has democratized content creation and distribution. The reach of Twitter content is not limited to our logged-in users on the Twitter platform, but rather extends to a larger global audience.

The public nature of the Twitter platform allows us and others to extend the reach of Twitter content beyond our properties. Media outlets and our platform partners distribute Tweets beyond our properties to complement their content by making it more timely, relevant and comprehensive. These outlets and partners also add value to our user experience by contributing content to our platform. Many of the world’s most trusted media outlets, including the BBC, CNN and the Associated Press, regularly use Twitter as a platform for content distribution.

Periscope.  Periscope is a mobile application that lets anyone broadcast and watch video live with others. Periscope broadcasts can also be viewed through Twitter and on desktop or mobile web browser.  In 2016, we continued to ship significant product updates, building more of Periscope’s technology into Twitter itself, and creating new, immersive video formats like live 360 video. We also introduced the ability to create and Tweet live video from the Twitter app, powered by Periscope. Pairing Periscope with Twitter gives broadcasters greater distribution (anywhere a Tweet can be displayed, a Periscope can be too) and the ability to integrate into our revenue products. We do not currently monetize videos on Periscope, other than to the extent they can be integrated into our revenue products.

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

Currently, our Promoted Products (all of which are labeled “promoted” within Twitter) consist of:

•

Promoted Tweets. Promoted Tweets appear within a user’s timeline or search results just like an ordinary Tweet regardless of device. Using our proprietary algorithm and understanding of each user’s Interest Graph, we can deliver Promoted Tweets that are intended to be relevant to a particular user. Our goal is to enable advertisers to create and optimize successful marketing campaigns — and pay only for the user actions that are aligned with their marketing objectives. As a result, we have added product features to Promoted Tweets based on advertiser objectives, which may include Tweet engagements (e.g., retweets, replies and likes), app installs or engagements, website clicks or conversions, or video views. We plan to focus our investment in features that differentiate Twitter and capitalize on our unique value proposition for advertisers, including video and more organic ad formats.

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

Advertisers can also run short video ads either before (also known as pre-roll ads) or during (also known as mid-roll ads) premium video content, such as our live NFL games, live election debate coverage or clips from a variety of interest categories.  Our technology dynamically inserts those advertisers' pre- and mid-roll ads into the relevant videos and delivers the ads to the audience targeted by those advertisers. We may pay content partners a portion of our advertising revenue for the right to use and distribute their content on our platform.

Our technology platform and information database enable us to provide targeting capabilities based on audience attributes like geography, interests, keyword, television conversation, content, event and devices that make it possible for advertisers to promote their brands, products and services, amplify their visibility and reach, and complement and extend the conversation around their advertising campaigns.

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

Products for Data Partners

We offer subscription access to our public data feed for partners who wish to access data beyond our public API, which offers a limited amount of our public data for free. Our data products and services offer more sophisticated data sets and better data enrichments to allow developers and businesses to utilize our public content to derive business insights and build products using the unique content that is shared on Twitter.  We plan to take steps to grow our data licensing revenue with a more brand-centric approach to channels, markets, products, and pricing. We believe this approach will position both Twitter and our key channel partners for greater growth and monetization, and we are investing in deeper partnerships with a few select solution providers to help brands realize greater value from our data and platform.

Competition

Our business is characterized by rapid technological change, frequent product innovation and continuously evolving user, advertiser, platform partner and developer preferences and expectations. We face significant competition in every aspect of our business, including from companies that provide tools to facilitate communications and the sharing of information, companies that enable marketers to display advertising, and other online ad networks, exchanges and platforms. We also compete to attract, engage, and retain people who use our products, to attract and retain marketers, and to attract and retain developers to build compelling mobile and web applications that integrate with our products. We have seen escalating competition for digital ad spending and expect this trend to continue. We also compete to attract and retain employees, especially software engineers, designers, and product managers.

We compete with the following companies:

•

Companies that offer products that enable everyone to create and share ideas and other content and information. These offerings include, for example, Facebook (including Instagram and WhatsApp) and Google (including YouTube) and Snap, as well as largely regional social media and messaging companies that have strong positions in particular countries.  Increasingly, we face competition for live premium video content rights from other digital distributors and traditional television providers, which may limit our ability to secure such content on economic and other terms that are acceptable to us in the future.

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

Sales and Marketing

We have a global sales force and sales support staff that is focused on attracting and retaining advertisers while certain advertisers use our self-serve advertising platform to launch and manage their advertising campaigns. Our sales force and sales support staff assists advertisers throughout the advertising campaign cycle, from pre-purchase decision making to real-time optimizations as they utilize our campaign management tools, and to post-campaign analytics reports to assess the effectiveness of their advertising campaigns. In the fourth quarter of 2016, the company reorganized the company’s sales, partnerships, and marketing efforts, intended to create greater focus and efficiency.

Since our inception, our user base has grown primarily by word-of-mouth. Prior to 2015, we built our brand through these efforts and increased usage of Twitter worldwide with relatively minimal marketing costs. Beginning in 2015, we complemented that organic growth with targeted campaigns to drive new user acquisition. Then, from late 2016, we've shifted some of that focus to brand campaigns to drive awareness of Twitter's unique positioning around “What's Happening Now”.

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

As of December 31, 2016, we had 1,035 issued patents in the United States and foreign countries relating to message distribution, graphical user interfaces, security and related technologies. Our issued United States patents are expected to expire between 2017 and 2034.

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

In May 2013, we implemented our Innovator’s Patent Agreement, or IPA, which we enter into with our employees and consultants, including our founders. We implemented the IPA because we were concerned about the proliferation of offensive patent lawsuits, including lawsuits by “non-practicing entities.” We are also encouraging other companies to implement the IPA in an effort to reduce the number of patents with offensive rights that may be transferred to third parties, including non-practicing entities. We believe that a reduction in the number of patents with transferrable offensive rights may reduce the number of offensive lawsuits that may be filed, particularly by non-practicing entities.

The IPA limits our ability to prevent infringement of our patents. See the section titled “Risk Factors—Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand” for a further discussion of the IPA.

Companies in the internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. We are presently involved in a number of intellectual property lawsuits, and from time to time we face, and we expect to face in the future, allegations that we have infringed or otherwise violated the patents, copyrights, trademarks, trade secrets, and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition, we will likely face more intellectual property-related claims and litigation matters. For additional information, see the sections titled “Risk Factors—We are currently, and expect to be in the future, party to intellectual property rights claims that are expensive and time consuming to defend, and, if resolved adversely, could have a significant impact on our business, financial condition or operating results” and “Legal Proceedings.”

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

We are also subject to federal, state and foreign laws regarding privacy and the protection of user data. Foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection that could affect us. For example, regulation relating to the General Data Protection Regulation has been adopted by European legislative bodies that will be effective in May 2018 and will include more stringent operational requirements for entities processing personal information and significant penalties for non-compliance.

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

Employees

As of December 31, 2016, we had 3,583 full-time employees.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as certain Twitter accounts (@jack, @twitter and @twitterIR), as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

The size of our user base and our users’ level of engagement are critical to our success. We had 319 million average MAUs in the three months ended December 31, 2016, representing a 4% increase from 305 million average MAUs in the three months ended December 31, 2015. DAU for the three months ended December 31, 2016 grew 11% year over year. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements; however, we expect revenue growth will lag behind user growth. We anticipate that our user growth rate will continue to slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Canada, France, Germany, India, Japan, Mexico, the Philippines, Saudi Arabia, and South Korea, to continue to be higher than our user growth rate in the United States. To the extent our logged-in user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter and monetizing our total audience on logged-out usage and syndicated properties as well as increasing revenue growth from the sale to advertisers of our advertising products which we place on Twitter properties and third party publishers’ websites, applications and other offerings. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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

We believe that returning to meaningful MAU growth is dependent on improving our product and feature offerings to demonstrate our value proposition to a larger audience. If we are unable to increase our user base, user growth rate or user engagement, or if these metrics decline, our products and services could be less attractive to potential new users, as well as to advertisers, content partners and platform partners, which would have a material and adverse impact on our business, financial condition and operating results.

If our users or content partners do not continue to contribute content or such content is not viewed as unique or engaging by other users, we may experience a decline in the number of users accessing our products and services and user engagement, which could result in the loss of content partners, advertisers, platform partners and revenue.

Our success depends on our ability to provide users of our products and services with unique and engaging content, which in turn depends on the content contributed by our users. We believe that one of our competitive advantages is the quality, quantity and real-time nature of the content on Twitter, and that access to unique or real-time content is one of the main reasons users visit Twitter. We seek to foster a broad and engaged user community, and we encourage world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands to use our products and services to express their views to broad audiences. We also encourage media outlets to use our products and services to distribute their content. In addition, we license our premium live streaming video content from a variety of content providers.  If these content providers are no longer willing or able to license us content upon economic and other terms that are acceptable to us, our ability to stream such content will be adversely affected and/or our costs could increase.  If users, including influential users, do not continue to contribute content or content providers do not license content to Twitter, and we are unable to provide users with unique, engaging and timely content, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on our platform, the size of our user base and user engagement may decline. We rely on the sale of advertising services for the substantial majority of our revenue and a decline in the number of users, user growth rate, or user engagement, including as a result of the loss of world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands who generate content on Twitter, advertisers may deter new advertisers from using our products or services or cause current advertisers to reduce their spending with us or cease doing business with us, which would harm our business and operating results.

We generate the substantial majority of our revenue from advertising. The loss of advertising revenue could harm our business.

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 90% and 89% of our revenue from advertising in the fiscal years ended December 31, 2015 and 2016, respectively. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending as well as the re-evaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Since our initial public offering, our revenue growth has been primarily driven by increases in the number of our users and increases in our ad load driven by strong advertiser demand as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase the number of our users, their engagement or monetize our larger global audience. Our advertising revenue could be adversely affected by a number of other factors, including:

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

•

if our Promoted Products are not cost effective or not valued by certain types of advertisers or if we are unable to develop cost effective or valuable advertising services for different types of advertisers;

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

•	our inability to increase advertiser demand and spend from new and existing advertisers as well as advertising inventory;
•	our inability to increase the relevance of ads shown to users;
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

Competition for users of our products and services is intense. Although we have developed a global platform that we believe is the best and fastest place to see what’s happening and what people are talking about all around the world, we face strong competition in our business. We compete against many companies to attract and engage users, including companies which have greater financial resources and substantially larger user bases, such as Facebook (including Instagram and WhatsApp), Google (including YouTube),  Microsoft (including LinkedIn), Snap and Yahoo, which offer a variety of Internet and mobile device-based products, services and content. For example, Facebook operates a social networking site with significantly more users than Twitter and has been introducing features similar to those of Twitter. In addition, Google may use its strong position in one or more markets to gain a competitive advantage over us in areas in which we operate, including by integrating competing features into products or services they control. As a result, our competitors may draw users towards their products or services and away from ours. This could decrease the growth or engagement of our user base, which, in turn, would negatively affect our business. We also compete against largely regional social media and messaging companies that have strong positions in particular countries such as Kakao and Line.

We believe that our ability to compete effectively for users depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors;
•	the amount, quality and timeliness of content generated by our users;
•	the timing and market acceptance of our products and services;
•	our ability, in and of itself and in comparison to the ability of our competitors, to develop new products and services and enhancements to existing products and services;
•	the frequency and relative prominence of the ads displayed by us or our competitors;
•	our ability to establish and maintain relationships with content partners;
•	our ability to develop a reliable, scalable, secure, high-performance technology infrastructure that can efficiently handle increased usage globally;
•

changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	the application of antitrust laws both in the United States and internationally;
•	the continued adoption of our products and services internationally;
•	our ability to establish and maintain relationships with platform partners that integrate with our platform;
•	acquisitions or consolidation within our industry, which may result in more formidable competitors; and
•	our reputation and brand strength relative to our competitors.

We also face significant competition for advertiser spend. The substantial majority of our revenue is currently generated through third parties advertising on Twitter, and we compete against online and mobile businesses, including those referenced above, and traditional media outlets, such as television, radio and print, for advertising budgets. In addition, many advertisers, particularly branded advertisers, use marketing mix analyses to determine how to allocate their advertising budgets on an annual or bi-annual basis.  Accordingly, if we fail to demonstrate to such advertisers during the appropriate time period that we provide a better return on investment than our competitors do, we may lose the opportunity to secure, increase or sustain our share of the advertising budget allocated for a significant portion of the year until the next budget cycle.

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

We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:

•	the size and composition of our user base relative to those of our competitors;
•	our ad targeting and measurement capabilities, and those of our competitors;
•	the timing and market acceptance of our advertising services, and those of our competitors;
•	our marketing and selling efforts, and those of our competitors;
•	the pricing of our Promoted Products relative to the advertising products and services of our competitors;
•	the actual or perceived return our advertisers receive from our advertising services, and those of our competitors; and
•	our reputation and the strength of our brand relative to our competitors.

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

Our quarterly operating results have fluctuated in the past and will fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicators of future performance. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to grow our user base and user engagement;
•	our ability to attract and retain advertisers, content partners and platform partners;
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

We depend on highly skilled personnel to grow and operate our business, and have seen high levels of attrition.  If we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

Our future success and strategy will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers and product managers. We depend on contributions from our employees, and in particular our senior management team, to execute efficiently and effectively. We do not have employment agreements other than offer letters with any member of our senior management or other key employee, and we do not maintain key person life insurance for any employee. We also face significant competition for employees, particularly in the San Francisco Bay Area (where our headquarters is located), for engineers, designers and product managers from other Internet and high-growth companies, which include both publicly-traded and privately-held companies.  As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we are also experiencing high voluntary attrition, and the resulting influx of new leaders and other employees requires that we expend the time and resources necessary to recruit and retain talent, restructure our organizations, and train new employees. In addition, to attract highly and retain skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. We may need to invest significant amounts of cash and equity to attract and retain new employees and we may never realize returns on these investments. In addition, changes to U.S. immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to effectively attract and retain employees, we may not be able to innovate or execute quickly on our strategy and our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

We also believe that our culture and core values have been and will continue to be a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations.  As we continue to evolve, however, we are subject to the risks of over-hiring and over-compensating our employees, and to the challenges of integrating, developing and motivating an employee base that is located in various countries around the world. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our culture, employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

If we fail to monetize effectively in international markets, our revenue and our business will be harmed.

We may not be able to monetize our products and services internationally as effectively as in the United States as a result of competition, advertiser demand, differences in the digital advertising market and digital advertising conventions, as well as differences in the way that users in different countries access or utilize our products and services. For example, a significant portion of users in emerging markets like India and Pakistan use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. Users who access Twitter through SMS messaging may monetize at lower rates than other users. Differences in the competitive landscape in international markets may impact our ability to monetize our products and services. For example, in South Korea we face intense competition from a messaging service offered by Kakao, which offers some of the same communication features as Twitter. The existence of a well-established competitor in an international market may adversely affect our ability to increase our user base, attract content partners, advertisers and platform partners and monetize our products in such market. We may also experience differences in advertiser demand in international markets. For example, during times of political upheaval, advertisers may choose not to advertise on Twitter. Certain international markets are also not as familiar with digital advertising in general, or in new forms of digital advertising such as our Promoted Products. Further, we face challenges in providing certain advertising products, features or analytics in certain international markets, such as the European Union, due to government regulation. Our products and services may also be used differently abroad than in the United States. In particular, in certain international markets where Internet access is not as rapid or reliable as in the United States, users tend not to take advantage of certain features of our products and services, such as rich media included in Tweets, video or live streaming video. The limitation of mobile devices of users in emerging and other markets limits our ability to deliver certain features to those users and may limit the ability of advertisers to deliver compelling advertisements to users in these markets which may result in reduced ad engagements which would adversely affect our business and operating results.

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 79% of our average MAUs in the three months ended December 31, 2016, but our international revenue, as determined based on the billing location of our advertisers, was only 39% of our consolidated revenue in the three months ended December 31, 2016. Our inability to successfully expand our business internationally could adversely affect our business, financial condition and operating results.

User growth and engagement depend upon effective interoperation with operating systems, networks, devices, web browsers and standards that we do not control.

We make our products and services available across a variety of operating systems and through websites. We are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox. Any changes, bugs or technical issues in such systems, devices or web browsers that degrade the functionality of our products and services, make it difficult for our users to access our content, limit our ability to target or measure the effectiveness of ads, impose fees related to our products or services or give preferential treatment to competitive products or services could adversely affect usage of our products and services. Further, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our products and services work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a majority of our users access our products and services through mobile devices, we are particularly dependent on the interoperability of our products and services with mobile devices and operating systems. We may not be successful in developing relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our products and services, particularly on their mobile devices, our user growth and engagement could be harmed, and our business and operating results could be adversely affected.

Our ability to convince potential and new users of the value of our products and services is critical to increasing our user base and to the success of our business.

We have developed a global platform that we believe is the best and fastest place to see what’s happening and what people are talking about all around the world, but the market for our products and services is relatively new and may not develop as expected, if at all. Despite our efforts to reduce barriers to consumption, people who are not our users may not understand the value of our products and services and new users may initially find our product confusing, which may make retention of such users more difficult. There may be a perception that our products and services are only useful to users who Tweet, or to influential users with large audiences. Convincing potential and new users of the value of our products and services is critical to increasing our user base and to the success of our business.

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

Since our inception, we have incurred significant operating losses, and, as of December 31, 2016, we had an accumulated deficit of $2.55 billion. Although our revenue has grown rapidly, increasing from $664.9 million in 2013 to $2.53 billion in 2016, we expect that our revenue growth rate will slow in the future as a result of a variety of factors, including the decline in the growth rate of our user base. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our costs may increase in future periods as we continue to expend substantial financial resources on:

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

Our business depends on continued and unimpeded access to our products and services on the Internet by our users, content partners, advertisers, and platform partners. If we or our users experience disruptions in Internet service or if Internet service providers are able to block, degrade or charge for access to our products and services, we could incur additional expenses and the loss of users and advertisers.

We depend on the ability of our users, content partners, advertisers and platform partners to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results. For example, access to Twitter is blocked in China and has been intermittently blocked in Turkey in the last three years. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to us and our users. As the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the Internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our operating results.

Our new products, product features, services and initiatives and changes to existing products, services and initiatives could fail to attract users, content partners, advertisers and platform partners or generate revenue.

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly assess the playing field and determine whether we need to improve or re-allocate resources amongst our existing products and services or create new ones (independently or in conjunction with third parties). Our ability to increase the size and engagement of our user base, attract content partners, advertisers and platform partners and generate revenue will depend on those decisions. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, in 2015, we introduced Periscope, a mobile application that lets users share and experience live video from their mobile phones and in 2013, we introduced Vine, a mobile application that enables users to create and distribute videos that are up to six seconds in length, which we discontinued in January 2017 but transitioned certain product features to the Vine Camera app. Also, we recently introduced new features to Twitter such as “Moments”, a curated collection of Tweets, photos, videos, and Periscope broadcasts about current news stories or events; “In Case You Missed It,” which surfaces Tweets a logged-in user may have missed since last accessing Twitter; and Instant Timeline, which helps create a timeline for new users as well as new features to our Promoted Tweets like promoted video ads. If new or enhanced products, product features or services fail to engage users, content partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives that do not directly generate revenue but which we believe will enhance our attractiveness to users, content partners and advertisers. In the future, we may invest in new products, product features, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

If we fail to effectively manage changes to our business and operations, our business and operating results could be harmed.

Providing our products and services to our users is costly and we expect certain of our expenses to continue to increase in the future as we broaden our user base and increase user engagement, as users increase the amount of content they contribute, and as we develop and implement new features, products and services that require more infrastructure, in particular our video product features. In addition, our operating expenses, such as our research and development expenses and sales and marketing expenses, have grown rapidly as we have expanded our business. Historically, our costs have increased each year due to these factors and we expect to continue to incur increasing costs to support our operations. We expect to continue to invest in our infrastructure so that we can provide our products and services rapidly and reliably to users around the world, including in countries where we do not expect significant near-term monetization.

In the fourth quarter of 2016, we implemented a restructuring and reduction in force to continue to better align our operating expenses with our revenue, manage our costs better, and more efficiently manage our business.  We intend to fully invest in our highest priorities, while eliminating investment in noncore areas.  Finding and maintaining the appropriate balance will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization, our business, operating results and financial condition would be harmed.

We focus on product innovation and user engagement rather than short-term operating results.

We encourage employees to quickly develop and help us launch new and innovative features. We focus on improving the user experience for our products and services, which includes protecting user privacy, and on developing new and improved products and services for the advertisers on our platform. We prioritize innovation and the experience for users and advertisers on our platform over short-term operating results. We frequently make product, product feature and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with our goals to improve the user experience and performance for advertisers, which we believe will improve our operating results over the long term. For example, we are investing in our new live-streaming video experiences, and we may not successfully monetize such experiences. These decisions may not be consistent with the short-term expectations of investors and may not produce the long-term benefits that we expect, in which case our user growth and user engagement, our relationships with advertisers and our business and operating results could be harmed. In addition, our focus on the user experience may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and operating results.

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

As the number of our users increases and our users generate more content, including photos and videos hosted by Twitter, we may be required to expand and adapt our technology and infrastructure to continue to reliably store, serve and analyze this content. It may become increasingly difficult to maintain and improve the performance of our products and services, especially during peak usage times, as our products and services become more complex and our user traffic increases. In addition, because we lease our data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If our users are unable to access Twitter or we are not able to make information available rapidly on Twitter, users may seek other channels to obtain the information, and may not return to Twitter or use Twitter as often in the future, or at all. This would negatively impact our ability to attract users, content partners and advertisers and increase engagement of our users. We expect to continue to make significant investments to maintain and improve the capacity, capability and reliability of our infrastructure. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

If we are unable to maintain and promote our brand, our business and operating results may be harmed.

We believe that maintaining and promoting our brand is critical to expanding our base of users, content partners and advertisers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable and innovative products and services with a focus on a positive user experience, which we may not do successfully. We may introduce new features, products, services or terms of service that users, content partners, advertisers or platform partners do not like, which may negatively affect our brand. Additionally, the actions of content partners may affect our brand if users do not have a positive experience using third-party applications or websites integrated with Twitter or that make use of Twitter content. Our brand may also be negatively affected by the actions of users that are hostile or inappropriate to other people, by users impersonating other people, by users identified as spam, by use of our products or services to disseminate information that may be viewed as misleading (or intended to manipulate the opinions of our users), by users introducing excessive amounts of spam on our platform or by third parties obtaining control over users’ accounts. For example, in the past, attackers obtained the credentials to Twitter accounts through a “phishing” attack. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

Negative publicity could adversely affect our business and operating results.

We receive a high degree of media coverage around the world. Negative publicity about our company, including about our product quality and reliability, changes to our products and services, privacy and security practices, litigation, regulatory activity, the actions of our users (including the dissemination of information that may be viewed as misleading or as intended to manipulate the opinions of our users) or user experience with our products and services, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our products and services. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our user base and result in decreased revenue, which could adversely affect our business and operating results.

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

Our future performance depends in part on support from our content partners and data partners.

We believe user engagement with our products and services depends in part on the availability of applications and content generated by our content or platform partners. For instance, in April 2016, we partnered with the National Football League to deliver a free live digital video stream of NFL Thursday Night Football games on Twitter. If our content or platform partners focus their efforts on other platforms, the availability and quality of applications and content for our products and services may suffer. There is no assurance that our content or platform partners will continue to develop and maintain applications and content for our products and services. If our content or platform partners cease to develop and maintain applications and content for our products and services, user engagement may decline. In addition, we generate revenue from licensing our historical and real-time data to third parties. If any of these relationships are terminated or not renewed on economic and other terms that are acceptable to us, or if we are unable to enter into similar relationships in the future, our operating results could be adversely affected.

Our international operations are subject to increased challenges and risks.

We have offices around the world and our products and services are available in multiple languages. However, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. Our international operations have required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

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

Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, in February 2016, we discovered, and corrected, a bug that affected our password recovery systems for about 24 hours. Although this issue did not expose passwords or information that could be used directly to access an account, it had the potential to expose the email address and phone number associated with a small number of accounts (less than 10,000 active accounts). Some errors in our software code may only be discovered after the product or service has been released. Errors, vulnerabilities, or other design defects within the software on which we rely may result in a negative experience for users and advertisers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. For example, in December 2016, we discovered and corrected a technical error in our Android application that resulted in incorrect reporting of certain video advertisement metrics for approximately one month.  Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of content or platform partners, loss of advertisers or advertising revenue or liability for damages or other relief sought in lawsuits, regulatory inquiries or other proceedings, any of which could adversely affect our business and operating results.

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

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy of users and others. While we strive to comply with applicable data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to so comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, in April 2016, European legislative bodies adopted the General Data Protection Regulation to replace European Union and national data protection legislation effective May 2018, which includes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Additionally, we rely on a variety of legal bases to transfer certain personal information outside of the European Economic Area, including the EU-US Privacy Shield Framework, or Privacy Shield, and EU Standard Contractual Clauses, or SCCs. Both the Privacy Shield and SCCs are subject of legal challenges in European courts, and the absence of successor legal bases for continued data transfer could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. Any of these changes to EU data protection law could disrupt our business.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, it is expected that the United Kingdom government will initiate a process to leave the EU (often referred to as “Brexit”). Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom.  In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the pending EU General Data Protection Regulation and how data transfers to and from the United Kingdom will be regulated.

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

Our products and services involve the storage and transmission of users’ and advertisers’ information, and security breaches expose us to a risk of loss of this information, litigation and potential liability. We also work with third-party vendors to process credit card payments by our customers and are subject to payment card association operating rules. We and our third-party service providers experience cyber-attacks of varying degrees on a regular basis. For example, in October 2016, we experienced a service outage as a result of several distributed denial of service attacks on our domain name service provider, Dyn. Third parties may also gain access to Twitter user names and passwords without attacking Twitter directly by combining credential information from other recent breaches, using malware on victim machines that are stealing passwords for all sites, or a combination of both.  In addition, some of our developers or other partners, such as third party applications to which our users have given permission to Tweet on their behalf, may receive or store information provided by us or by our users through mobile or web applications integrated with us. If these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users' data may be improperly accessed, used, or disclosed.

As a result, unauthorized parties have obtained, and may in the future obtain, access to our data or our users’ or advertisers’ data. For example, we have previously disclosed that sophisticated unknown third parties had attacked our systems and may have had access to limited information for small subset of our users. Any systems failure or actual or perceived compromise of our security that results in the unauthorized access to or release of our users’ or advertisers’ data, such as credit card data, could significantly limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business.

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

We have faced and will continue to face claims relating to content that is published or made available through our products and services or third party products or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, illegal content, misinformation, content regulation and personal injury torts. The laws relating to the liability of providers of online products or services for activities of their users remains somewhat unsettled, both within the United States and internationally. This risk may be enhanced in certain jurisdictions outside the United States where we may be less protected under local laws than we are in the United States. In addition, the public nature of communications on our network exposes us to risks arising from the creation of impersonation accounts intended to be attributed to our users or advertisers. We could incur significant costs investigating and defending these claims. If we incur material costs or liability as a result of these occurrences, our business, financial condition and operating results could be adversely affected.

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

We also seek to obtain patent protection for some of our technology and as of December 31, 2016, we had 1,023 issued U.S. patents. We may be unable to obtain patent protection for our technologies, and our existing patents, and any patents that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

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

Companies in the internet, technology and media industries are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. Many companies in these industries, including many of our competitors, have substantially larger patent and intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for patent, or other intellectual property infringement. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to assert claims in order to extract value from technology companies. From time to time we receive claims from third parties which allege that we have infringed upon their intellectual property rights. Further, from time to time we may introduce new products, product features and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, although our standard terms and conditions for our Promoted Products and public APIs do not provide advertisers and platform partners with indemnification for intellectual property claims against them, some of our agreements with advertisers, content partners, platform partners and data partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such advertisers, content partners, platform partners and data partners may also discontinue use of our products, services and technologies as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business.

We presently are involved in a number of intellectual property lawsuits, and as we face increasing competition and gain an increasingly high profile and develop new products, we expect the number of patent and other intellectual property claims against us to grow. There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology, which could require significant effort and expense or discontinue use of the technology. An unfavorable resolution of the disputes and litigation referred to above could adversely affect our business, financial condition and operating results.

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

The number of our active users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that false or spam accounts represent less than 5% of our MAUs as of December 31, 2016. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Our metrics are also affected by mobile applications that automatically contact our servers for regular updates with no discernable user-initiated action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. The calculations of MAUs and DAUs presented in this Annual Report on Form 10-K may be affected by this activity. The impact of this automatic activity on our metrics varies by geography because mobile application usage varies in different regions of the world. In addition, our data regarding user geographic location is based on the IP address or phone number associated with the account when a user initially registered the account on Twitter. That IP address or phone number may not always accurately reflect a user’s actual location at the time of such user’s engagement on our platform.

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. We present and discuss our total audience based on both internal metrics and data from Google Analytics, which measures unique visitors to our properties. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and content partners, advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. For example, we stopped disclosing timeline views as we no longer believed that metric was helpful in measuring engagement on our platform. If investors, analysts or customers do not believe our reported measures of user engagement are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be harmed.

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

We rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our mobile applications. In the future, Apple, Google or other operators of application marketplaces may make changes to their marketplaces which make access to our products and services more difficult or limit our use of data to provide targeted advertising. We also depend in part on Internet search engines, such as Google, Apple Spotlight, Bing and Yahoo, to drive traffic to our website. For example, when a user types an inquiry into a search engine, we rely on a high organic search result ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high organic search result rankings is not within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ SEO efforts are more successful than ours, the growth in our user base could slow. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our mobile applications or website through application marketplaces and search engines could harm our business and operating results.

More people are using devices other than personal computers to access the Internet and new platforms to produce and consume content, and we need to continue to promote the adoption of our mobile applications, and our business and operating results may be harmed if we are unable to do so.

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended December 31, 2016, 89% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, a significant portion of users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

Acquisitions, divestitures and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our products, product features and services, and grow our business in response to changing technologies, user and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Periscope, a live-streaming video mobile application, MoPub, a mobile-focused advertising exchange; and TellApart, Inc., a marketing technology company providing retailers and e-commerce advertisers with unique retargeting capabilities. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

In certain cases, we have also divested or stopped investing in certain products. In these cases, we have needed to and may, in the future, need to restructure operations, terminate employees and/or incur other expenses. We may not realize the expected benefits and cost savings of these actions and our results may be harmed.

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

Our international operations expose us to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our international locations in the local currency, and accept payment from advertisers or data partners in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. While we enter into foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our operating results.

Servicing our convertible senior notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under such notes, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of such notes.

In 2014, we issued $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, in private placements to qualified institutional buyers. As of December 31, 2016, we had a total par value of $1.89 billion of outstanding Notes.

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

Our income tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology (or other intangible assets) or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial condition and operating results. On October 5, 2015, the Organization for Economic Cooperation and Development (OECD), an international association of thirty four countries, including the U.S. and UK, released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. We are subject to review and audit by U.S. federal and state and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations or accounting principles, as well as certain discrete items. Greater than anticipated tax expenses, or disputes with tax authorities, could adversely impact our operating results.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2016, we had recorded a total of $1.28 billion of goodwill and intangible assets. An adverse change in market conditions or financial results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2016, we had U.S. federal net operating loss carryforwards of approximately $3.47 billion and state net operating loss carryforwards of approximately $1.41 billion. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $13.72, through December 31, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Facilities

As of December 31, 2016, we leased office facilities around the world totaling approximately 1,599,000 square feet, including approximately 760,000 square feet for our corporate headquarters in San Francisco, California. We also lease data center facilities in the United States pursuant to various lease agreements and co-location arrangements with data center operators. We believe our facilities are sufficient for our current needs.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “TWTR” since November 7, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for the periods indicated:

	2016		2015
	High	Low	High	Low
First Quarter	$23.00	$13.91	$51.87	$35.54
Second Quarter	17.98	13.72	53.49	33.51
Third Quarter	23.98	15.69	38.82	21.01
Fourth Quarter	25.25	16.16	31.87	21.99

Holders of Record

As of February 17, 2017, there were 925 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities

From January 1, 2016 through December 31, 2016, we issued an aggregate of 3,676,026 shares of our common stock to a strategic partner and in connection with our acquisitions of certain companies or their assets.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Dow Jones Internet Composite Index, or DJ Internet Composite. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 7, 2013, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2016. The returns shown are based on historical results and are not intended to suggest future performance.

180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
Index Level
11/7/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/30/2016
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

The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10‑K. The consolidated statements of operations data for the year ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$2,529,619	$2,218,032	$1,403,002	$664,890	$316,933
Costs and expenses(1)
Cost of revenue	932,240	729,256	446,309	266,718	128,768
Research and development	713,482	806,648	691,543	593,992	119,004
Sales and marketing	957,829	871,491	614,110	316,216	86,551
General and administrative	293,276	260,673	189,906	123,795	59,693
Total costs and expenses	2,896,827	2,668,068	1,941,868	1,300,721	394,016
Loss from operations	(367,208)	(450,036)	(538,866)	(635,831)	(77,083)
Interest expense	(99,968)	(98,178)	(35,918)	(7,576)	(3,255)
Other income (expense), net	26,342	14,909	(3,567)	(3,739)	1,168
Loss before income taxes	(440,834)	(533,305)	(578,351)	(647,146)	(79,170)
Provision (benefit) for income taxes	16,039	(12,274)	(531)	(1,823)	229
Net loss	$(456,873)	$(521,031)	$(577,820)	$(645,323)	$(79,399)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.65)	$(0.79)	$(0.96)	$(3.41)	$(0.68)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	702,135	662,424	604,990	189,510	117,401
Other Financial Information:(2)
Adjusted EBITDA	$751,493	$557,807	$300,896	$75,430	$21,164
Non-GAAP net income (loss)	$405,996	$276,629	$101,071	$(34,330)	$(35,191)

(1)	Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Cost of revenue	$29,502	$40,705	$50,536	$50,942	$800
Research and development	335,498	401,537	360,726	379,913	12,622
Sales and marketing	160,935	156,904	157,263	114,440	1,346
General and administrative	89,298	82,972	63,072	55,072	10,973
Total stock-based compensation	$615,233	$682,118	$631,597	$600,367	$25,741

(2)	See the section titled “Non-GAAP Financial Measures” below for additional information and a reconciliation of net loss to Adjusted EBITDA and net loss to non-GAAP net income (loss).

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$988,598	$911,471	$1,510,724	$841,010	$203,328
Short-term investments	2,785,981	2,583,877	2,111,154	1,393,044	221,528
Working capital	4,068,175	3,875,753	3,862,059	2,349,249	444,587
Property and equipment, net	783,901	735,299	557,019	332,662	185,574
Total assets	6,870,365	6,442,439	5,583,082	3,366,240	831,568
Convertible notes	1,538,967	1,455,095	1,376,020	—	—
Total liabilities	2,265,430	2,074,392	1,956,679	416,234	207,204
Redeemable convertible preferred stock	—	—	—	—	37,106
Convertible preferred stock	—	—	—	—	835,430
Total stockholders' equity (deficit)	4,604,935	4,368,047	3,626,403	2,950,006	(248,172)

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA, Adjusted EBITDA margin, non-GAAP net income (loss), revenue on a constant currency basis and advertising revenue on a constant currency basis. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses, provision (benefit) for income taxes and restructuring charges, if any. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(456,873)	$(521,031)	$(577,820)	$(645,323)	$(79,399)
Stock-based compensation expense	615,233	682,118	631,597	600,367	25,741
Depreciation and amortization expense	402,172	312,823	208,165	110,894	72,506
Interest and other expense, net	73,626	83,269	39,485	11,315	2,087
Provision (benefit) for income taxes	16,039	(12,274)	(531)	(1,823)	229
Restructuring charges	101,296	12,902	—	—	—
Adjusted EBITDA	$751,493	$557,807	$300,896	$75,430	$21,164

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to our convertible notes, non-cash expense related to acquisitions, income tax effects related to acquisitions, and restructuring charges.

The following table presents a reconciliation of net loss to non-GAAP net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss)
Net loss	$(456,873)	$(521,031)	$(577,820)	$(645,323)	$(79,399)
Stock-based compensation expense	615,233	682,118	631,597	600,367	25,741
Amortization of acquired intangible assets	69,338	54,659	36,563	16,530	18,687
Non-cash interest expense related to convertible notes	74,660	69,185	18,823	—	—
Non-cash expense related to acquisition	—	926	—	—	—
Income tax effects related to acquisitions	2,342	(22,130)	(8,092)	(5,904)	(220)
Restructuring charges	101,296	12,902	—	—	—
Non-GAAP net income (loss)	$405,996	$276,629	$101,071	$(34,330)	$(35,191)

We use the non-GAAP financial measures of Adjusted EBITDA, Adjusted EBITDA margin and non-GAAP net income (loss) in evaluating our operating results and for financial and operational decision-making purposes. We believe that Adjusted EBITDA, Adjusted EBITDA margin and non-GAAP net income (loss) help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA and non-GAAP net income (loss). We believe that Adjusted EBITDA, Adjusted EBITDA margin and non-GAAP net income (loss) provide useful information about our operating results, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision-making. We also use these measures to establish budgets and operational goals for managing our business and evaluating our performance.

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

Certain revenue information in the section entitled "—Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the full year 2016 using 2015 monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.

FY 2016 Overview and Highlights

Total revenue was $2.53 billion, an increase of 14% compared to 2015.

•	Advertising revenue totaled $2.25 billion, an increase of 13% compared to 2015.
•	Mobile advertising revenue was 89% of total advertising revenue
•	Data licensing and other revenue totaled $281.6 million, an increase of 26% compared to 2015.
•	U.S. revenue totaled $1.56 billion, an increase of 8% compared to 2015.
•	International revenue totaled $964.8 million, an increase of 25% compared to 2015.
•	Total ad engagements were up 152% year-over-year.
•	Cost per engagement was down 55% year-over-year.

Net loss was $456.9 million and adjusted EBITDA was $751.5 million, resulting in an adjusted EBITDA margin of 30%, an increase of 5% compared to 2015.

Cash, cash equivalents and short-term investments in marketable securities totaled $3.77 billion as of December 31, 2016.

Average monthly active users (MAUs) were 319 million for the three months ended December 31, 2016, up 4% compared to the three months ended December 31, 2015 (SMS Fast Followers have been excluded from total reported MAUs for the three months ended December 31, 2015 to enable a direct period-to-period comparison). In the three months ended December 31, 2016, approximately 80% of our average MAUs accessed Twitter from a mobile device, roughly stable from the three months ended December 31, 2015.

Average daily active usage (DAU) for the three months ended December 31, 2016 grew 11% year-over-year.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended December 31, 2016, we had 319 million average MAUs, which represents an increase of 4% from the three months ended December 31, 2015. The growth in average MAUs was driven primarily by product improvements and organic growth, as well as marketing initiatives. In the three months ended December 31, 2016, we had 67 million average MAUs in the United States and 252 million average MAUs in the rest of the world, which represent increases of 3% and 5%, respectively, from the three months ended December 31, 2015. For additional information on how we calculate MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Changes in Daily Active Users/Daily Active Usage (DAU). We define daily active users or daily active usage as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website or mobile applications on any given day. Average DAU for a period represent the average of the DAU at the end of such period.  Changes in DAU are a measure of changes in the size of our daily logged in or otherwise authenticated active user base. Prior to reporting results for the third quarter of 2016, we had discussed DAUs and the ratio of monthly active users (MAUs) to DAUs. In those instances, for comparability and consistency with MAUs, DAUs also included users who accessed Twitter through our desktop applications and third-party properties. For additional information on how we calculate changes in DAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Changes in Ad Engagements and Cost Per Ad Engagement. We define an ad engagement as a user interaction with one of our pay-for-performance advertising products. Ad engagements with our advertising products are based on a user completing an objective set out by an advertiser such as expanding, Retweeting, liking or replying to a Promoted Tweet, viewing an embedded video, downloading or engaging with a promoted mobile application, clicking on a website link, signing up for marketing emails from advertisers, following the account that tweets a Promoted Tweet, or completing a transaction on an external website. We believe changes in ad engagements is one way to measure user engagement with our advertising products. We believe changes in cost per ad engagement is one way to measure demand.

In the three months ended December 31, 2016, ad engagements increased 151% from the three months ended December 31, 2015. The increase was primarily driven by growth in video ad engagements and ad engagements on third-party publishers’ websites, applications and other offerings, and stronger advertiser demand for our advertising products in the fourth quarter of 2016 compared to the fourth quarter of 2015. In the three months ended December 31, 2016, average cost per ad engagement decreased 60% from the three months ended December 31, 2015. The decrease in cost per ad engagement was primarily driven by a mix shift to auto-play video and decreases in same-format prices for most of our advertising products.

Factors Affecting Our Future Performance

User Growth and Monetization. User growth trends reflected in the number of MAUs, changes in DAUs and monetization trends reflected in advertising engagements are key factors that affect our revenue. As our user base and the level of engagement of our users grow, we believe the potential to increase our revenue grows, although we expect revenue growth to continue to significantly lag audience growth in, and possibly beyond, 2017 due to lead time for sales cycles, continued increased competition and the impact from revenue products that we have or may decide to de-emphasize as we did with our TellApart offering (as described in more detail below). Based on the competitive factors and marketplace challenges in our ability to attract demand from advertisers, which has intensified in the first quarter of 2017, we expect a downturn in our revenue on a year-over-year basis.

User Growth. We have generally experienced growth in our number of users over the last several years. In general, a higher proportion of Internet users in the United States use Twitter than Internet users in other countries. Accordingly, in the future we expect our user growth rate in certain international markets, such as Canada, France, Germany, India, Japan, Mexico, the Philippines, Saudi Arabia, and South Korea, to continue to be higher than our user growth rate in the United States. However, we expect to face challenges in entering some markets, such as China, where access to Twitter is blocked, as well as certain other countries that have intermittently restricted access to Twitter. Restrictions or limitations on access to Twitter may adversely impact our ability to increase the size of our user base and generate additional revenue in certain markets.

We do not separately track whether an MAU has only used Twitter on a desktop or on a mobile device. However, in the three months ended December 31, 2016, approximately 80% of our average MAUs accessed Twitter from a mobile device, roughly stable from the three months ended December 31, 2015.

We may face challenges in increasing the size of our user base, including, among others, competition from alternative products and services, a decline in the number of influential users on Twitter or a perceived decline in the quality of content or user experience available on Twitter. We intend to drive growth in our user base by building and shipping product changes more rapidly to make Twitter safer and investing in our core use case and in new product areas — such as live streaming video, among others — that further strengthen our unique position as the best and fastest place to see and talk about what’s happening in the world. Our user growth rate has slowed over time, and it may continue to slow or decline. To the extent our logged-in user growth or user growth rate continues to slow or the absolute number of logged in users declines, our revenue growth will become increasingly dependent on our ability to increase levels of user engagement on Twitter and monetizing our total audience on logged-out usage and syndicated properties as well as increasing revenue growth from third party publishers’ websites, applications and other offerings.

Monetization.  There are many variables that impact the monetization of our platform, such as the number of MAUs, our users’ level of engagement with our platform, ad load (which is a function of the amount of advertising we choose to display), our users’ engagement with our Promoted Products, advertiser demand and cost per ad engagement. Generally, we design our algorithms for our pay-for-performance Promoted Products on Twitter to optimize the overall user experience and the value we deliver to advertisers. We expect advertising revenue growth to continue to significantly lag audience growth in, and possibly beyond, 2017. Advertising revenue growth may be further impacted by escalating competition for digital ad spending and the reevaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Furthermore, we may see a continuing decline in the number of advertisers on a year-over-year basis, which may also impact overall demand for our ads products. We have, and may in the future, increase ad load to the extent that we are able to continue to reach the right balance of advertiser value and the overall user experience. In order to improve monetization, we plan to increase the value of our advertising services by continuing to increase the size and engagement of our user base as well as improve our ability to target advertising to our users’ interests and the ability of our advertisers to optimize their campaigns and measure the results of their campaigns.

Although the majority of the Promoted Products we sell to our advertisers are placed on Twitter, we have augmented our advertising revenue by selling to advertisers our advertising products that we place on third-party publishers’ websites, applications or other offerings. For the latter category of advertising placements, we incur additional costs, particularly traffic acquisition costs, to fulfill our services to advertisers. This mix shift of additional advertising revenue being generated from such third-party placements may continue in the future. As we have chosen to decrease our investment in the product, we have seen a declining trend in revenue from our TellApart offering and expect contributions from our advertising products that we place on third-party publishers’ websites and applications to face significant headwinds in 2017 from factors impacting our TellApart offering. In 2017, we expect an even steeper decline in contribution to revenue directly from our TellApart offering.

We intend to continue to increase the monetization of our platform by improving the targeting capabilities of our advertising services to enhance the value of our Promoted Products for advertisers, delivering differentiated products to advertisers, and developing new ad formats for advertisers.

Effectiveness of Our Advertising Services. Advertisers can use Twitter to communicate directly with their followers for free, but many choose to purchase our advertising services to reach a broader audience and further promote their brands, products and services. We believe that increasing the effectiveness of our Promoted Products for advertisers, as well as providing better measurement tools and improving creative capabilities, will increase the amount that advertisers spend with us. We aim to increase the value of our Promoted Products by increasing the size and engagement of our user base, improving our ability to target advertising to our users’ interests and improving the ability of our advertisers to optimize their campaigns and measure the results of their campaigns. We may also develop new advertising products and services.

Investment in International Operations. We intend to strategically invest in our international operations in order to expand our user base and advertiser base and increase user engagement and monetization internationally. In the three months ended December 31, 2016, we had 252 million average MAUs internationally compared to 67 million average MAUs in the United States. In addition, our number of users is growing at a faster rate in many international markets, such as Canada, France, Germany India, Japan, Mexico, the Philippines, Saudi Arabia, and South Korea. However, we derive the majority of our advertising revenue from advertisers in the United States.

We face challenges in increasing our advertising revenue internationally, including local competition, differences in advertiser demand, differences in the digital advertising market and conventions, and differences in the manner in which Twitter is accessed and used internationally. We face competition from well-established competitors in certain international markets. In addition, certain international markets are not as familiar with digital advertising in general, or with new forms of digital advertising, such as our Promoted Products. In these jurisdictions we are investing to educate advertisers about the benefits of our advertising services. However, we expect that it may require a significant investment of time and resources to educate advertisers in many international markets. We also face challenges in providing certain advertising products, features or analytics in certain international markets, such as the European Union, due to government regulation. In addition, in certain emerging markets, a significant portion of users still access Twitter through feature phones with limited functionality, rather than through smartphones, our website or desktop applications. This limits our ability to deliver certain features to these users and may limit the ability of advertisers to deliver compelling ads to users in these markets.

Competition. We face increasing competition for users and advertisers. We compete against many companies to attract and engage users and for advertiser spend, including companies with greater financial resources and substantially larger user bases which offer a variety of Internet and mobile device-based products, services and content. In recent years there has been a significant number of acquisitions and consolidation activity by and among our actual and potential competitors. We must compete effectively for users and advertisers in order to grow our business and increase our revenue. We believe that our ability to compete effectively for users depends upon a number of factors, including the quality of our products and services and the actual or perceived return our advertisers receive on their investment in our products and services. Our ability to compete effectively for advertisers also depends upon a number of factors, including our ability to offer attractive advertising products with unique targeting capabilities and the size of our active user base. We have seen escalating competition for digital ad spending and expect this trend to continue. In addition, many advertisers, particularly branded advertisers use marketing mix analyses to determine how to allocate their advertising budgets on an annual or bi-annual basis. As a result, we need to demonstrate to those advertisers during the appropriate time period that we provide a better return on investment than our competitors do in order to secure, increase or sustain our share of the advertising budget allocated for a significant portion of the year until the next budget cycle. We intend to continue to invest in research and development to improve our products and services for users and advertisers and to grow our active user base in order to address the competitive challenges in our industry. As part of our strategy to improve our products and services, we may acquire other companies to add engineering talent or complementary products and technologies.

Investment in Infrastructure. We strive to optimize the capacity and enhance the capability and reliability of our infrastructure. Our infrastructure is critical to providing users, platform partners, advertisers and data partners access to our platform, particularly during major planned and unplanned events, such as elections, sporting events or natural disasters, when activity on our platform increases dramatically. As our user base and the activity on our platform grow, we expect that investments and expenses associated with our infrastructure will continue to grow. These investments and expenses include the expansion of our data center operations and related operating costs, additional servers and networking equipment to increase the capacity of our infrastructure and increased bandwidth costs.

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

Investment in Talent. We intend to invest in hiring key roles and retaining talented employees to grow our business. In October 2016, we implemented a reduction in force and have also seen high levels of attrition, and as a result, need to focus on hiring and employee retention to be successful. We have also made, and intend to continue to make, acquisitions that add engineers, designers, product managers and other personnel with specific technology expertise. In addition, we must retain our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Seasonality. Advertising spending is traditionally strongest in the fourth quarter of each year. Historically, this seasonality in advertising spending has affected our quarterly results, with higher sequential advertising revenue growth from the third quarter to the fourth quarter compared to sequential advertising revenue growth from the fourth quarter to the subsequent first quarter. For example, our advertising revenue increased 35%, 25% and 17% between the third and fourth quarters of 2014, 2015 and 2016, respectively, while advertising revenue for the first quarter of 2015 and 2016 decreased 10% and 17% compared to the fourth quarter of 2014 and 2015, respectively. The growth in our business may have partially masked seasonality to date and the seasonal impacts may be more pronounced in the future.

Stock-Based Compensation Expense. We have historically utilized, and intend to continue to utilize, various forms of stock-based awards in order to hire and retain talented employees. During the twelve months ended December 31, 2016 and 2015, we recognized $615.2 million and $682.1 million of expense related to stock-based compensation, respectively. As of December 31, 2016, we had unrecognized stock-based compensation expense of approximately $844.0 million related to outstanding equity awards, after giving effect to estimated forfeitures, which we expect to recognize over a weighted-average period of approximately two years. The stock-based compensation expenses related to our outstanding equity awards have a significant impact on our ability to generate net income on a GAAP basis in future periods. We continued to make progress in reducing our annual stock-based compensation expense on both an absolute basis and as a percentage of revenue. We remain committed to reducing stock-based compensation to high single digits as a percentage of revenue over time, bringing us more in line with our peers.

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenue
Advertising services	$2,248,052	$1,994,036	$1,255,688
Data licensing and other	281,567	223,996	147,314
Total Revenue	2,529,619	2,218,032	1,403,002
Costs and expenses (1)
Cost of revenue	932,240	729,256	446,309
Research and development	713,482	806,648	691,543
Sales and marketing	957,829	871,491	614,110
General and administrative	293,276	260,673	189,906
Total costs and expenses	2,896,827	2,668,068	1,941,868
Loss from operations	(367,208)	(450,036)	(538,866)
Interest expense	(99,968)	(98,178)	(35,918)
Other income (expense), net	26,342	14,909	(3,567)
Loss before income taxes	(440,834)	(533,305)	(578,351)
Provision (benefit) for income taxes	16,039	(12,274)	(531)
Net loss	$(456,873)	$(521,031)	$(577,820)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$29,502	$40,705	$50,536
Research and development	335,498	401,537	360,726
Sales and marketing	160,935	156,904	157,263
General and administrative	89,298	82,972	63,072
Total stock-based compensation expense	$615,233	$682,118	$631,597

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2016	2015	2014
Revenue
Advertising services	89%	90%	90%
Data licensing and other	11	10	10
Total Revenue	100	100	100
Costs and expenses
Cost of revenue	37	33	32
Research and development	28	36	49
Sales and marketing	38	39	44
General and administrative	12	12	14
Total costs and expenses	115	120	138
Loss from operations	(15)	(20)	(38)
Interest expense	(4)	(4)	(3)
Other income (expense), net	1	1	(0)
Loss before income taxes	(17)	(24)	(41)
Provision (benefit) for income taxes	1	(1)	(0)
Net loss	(18)%	(23)%	(41)%

Years Ended December 31, 2016, 2015 and 2014

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

•

Promoted Accounts.  Promoted Accounts, which are labeled as “promoted,” provide a way for our advertisers to grow a community of users who are interested in their business, products or services. Our Promoted Accounts are pay-for-performance advertising that is priced through an auction.

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

Data Licensing and Other

We generate data licensing and other revenue by (i) offering data products and data licenses that allow our data partners to access, search and analyze historical and real-time data on our platform, which data consists of public Tweets and their content, and (ii) providing mobile advertising exchange services through our MoPub exchange. Our data partners generally purchase licenses to access all or a portion of our data for a fixed period. We recognize data licensing revenue as the licensed data is made available to our data partners. In addition, we operate a mobile ad exchange and receive service fees from transactions completed on the exchange. Our mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory and matches buyers and sellers. We have determined we are not the principal in the purchase and sale of advertising inventory in transactions between third party buyers and sellers on the exchange. Therefore we report revenue related to our ad exchange services on a net basis.

	Year Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	% Change	% Change
	(in thousands)
Advertising services	$2,248,052	$1,994,036	$1,255,688	13%	59%
Data licensing and other	281,567	223,996	147,314	26%	52%
Total Revenue	$2,529,619	$2,218,032	$1,403,002	14%	58%

2016 Compared to 2015. Revenue in 2016 increased by $311.6 million compared to 2015. On a constant currency basis, revenue in 2016, using the prior year’s monthly exchange rates for our settlement currencies other than the U.S. dollar, would have increased by $318.6 million or 14% compared to 2015.

In 2016, advertising revenue increased by 13% compared to 2015. Foreign exchange effect did not have a material impact on advertising revenue in 2016. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising products on our owned and operated platform in 2016 was $1.99 billion as compared to $1.80 billion in 2015. Advertising revenue generated from the sale of our advertising products placed on third party publishers’ websites, applications and other offerings in 2016 was $260.2 million as compared to $194.2 million in 2015, which increase was driven, in part, by the acquisition of TellApart in May 2015 and from the growth of sales in our organically-built advertising network, Twitter Audience Platform. The overall increase in advertising revenue was primarily attributable to a 152% increase in the number of ad engagements offset by a 55% decrease in average cost per ad engagement in 2016 compared to 2015. The increase in ad engagements was driven by continued adoption of auto-play video and an increase in ad load. The decrease in average cost per ad engagement was due primarily to the shift to auto-play video, which delivers more engagement at a much lower average cost per engagement than click-to-play video ads and decreases in same-format prices for most of our other advertising products. Advertising revenue continued to be driven by growth in demand for our advertising products, particularly video as well as growth in our advertising base. Strength from our video ad format, however, was offset by year-over-year declines in revenue generated from our traditional Promoted Tweet ad format. We expect contributions from our advertising products that we place on third-party publishers’ websites and applications to face significant headwinds in 2017 from factors impacting our TellApart offering.

In 2016, data licensing and other revenue increased by 26% compared to 2015. The increase was primarily attributable to growth in mobile advertising exchange services and to a lesser extent an increase in data licensing fees from the offering of data products.

2015 Compared to 2014. Revenue in 2015 increased by $815.0 million compared to 2014. On a constant currency basis, revenue in 2015, using the prior year’s monthly exchange rates for our settlement currencies other than the U.S. dollar, would have increased by $896.7 million or 64% compared to 2014.

In 2015, advertising revenue increased by 59% compared to 2014. On a constant currency basis, advertising revenue in 2015, using the prior year’s monthly exchange rates for our settlement currencies other than the U.S. dollar, would have increased 65% compared to 2014. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising products on our owned and operated platform in 2015 was $1.80 billion as compared to $1.24 billion in 2014. Advertising revenue generated from the sale of our advertising products placed on third party publishers’ websites, applications and other offerings in 2015 was $194.2 million as compared to $11.4 million in 2014, which increase was driven, in part, by the acquisition of TellApart. The overall increase in advertising revenue was primarily attributable to a 107% increase in the number of ad engagements offset by a 23% decrease in average cost per ad engagement in 2015 compared to 2014. The increase in ad engagements was primarily the result of our move to auto-play video in late 2015, as well as growth in our advertising revenue generated from third party publishers’ websites, applications and other offerings, and an increase in ad load. The decrease in average cost per ad engagement was due primarily to the shift to auto-play video, which delivers more engagement at a much lower average cost per engagement than click-to-play video ads. Advertising revenue continued to be driven by growth in demand for our advertising products, particularly video and website card formats as well as growth in our advertising base.

In 2015, data licensing and other revenue increased by 52% compared to 2014. The increase was primarily attributable to growth in mobile advertising exchange services as well as the increase in data licensing fees from the offering of data products for a full year in 2015 as compared to the partial year in 2014.

Cost of Revenue

Cost of revenue includes infrastructure costs, other direct costs including content costs, amortization of acquired intangible assets and capitalized labor costs, allocated facilities costs, as well as traffic acquisition costs, or TAC. Infrastructure costs consist primarily of data center costs related to our co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs; as well as depreciation of our servers and networking equipment; and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams. TAC consists of costs we incur with third parties in connection with the sale to advertisers of our advertising products that we place on third-party publishers’ websites, applications or other offerings collectively resulting from acquisitions, and from our organically-built advertising network, Twitter Audience Platform. Many of the elements of our cost of revenue are fixed, and cannot be reduced in the near term to offset any decline in our revenue.

	Year Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	% Change	% Change
	(in thousands)
Cost of revenue	$932,240	$729,256	$446,309	28%	63%
Cost of revenue as a percentage of revenue	37%	33%	32%

2016 Compared to 2015. In 2016, cost of revenue, which included TAC of $141.6 million, increased by $203.0 million compared to 2015. The increase was primarily attributable to a $63.4 million increase in networking, hosting and data center costs related to our co-located facilities, a $54.6 million increase in depreciation expense related to additional server and networking equipment and amortization of acquired intangible assets, a $47.9 million increase in restructuring expenses as a result of lease write-offs, a $40.0 million increase in other direct costs, and a $19.7 million increase in TAC. The increases were offset by a $22.6 million decrease in personnel-related costs, mainly driven by a decrease in average employee headcount and compensation expense.

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

We plan to continue to scale the capacity and enhance the capability and reliability of our infrastructure to support user growth and increased activity on our platform. We expect that the amount of revenue generated from the sale of our advertising services on third party publishers’ websites, applications and other offerings will vary, which will also result in variability in the amount of TAC that we incur. As a result, we expect that cost of revenue, in particular TAC, will vary in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

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

	Year Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	% Change	% Change
	(in thousands)
Research and development	$713,482	$806,648	$691,543	(12)%	17%
Research and development as a percentage of revenue	28%	36%	49%

2016 Compared to 2015. In 2016, research and development expenses decreased by $93.2 million compared to 2015. The decrease was primarily attributable to a $69.1 million decrease in personnel-related costs, mainly driven by a decrease in compensation expense from a decrease in average employee headcount, a $42.7 million increase in the capitalization of costs associated with developing software for internal use due primarily to an increase in the number of projects as we refine our core services, and a $2.5 million decrease in other expenses. The decreases were offset by a $9.1 million increase in allocated facilities and other supporting overhead expenses, a $7.2 million increase in restructuring expenses and a $4.8 million increase in depreciation expense.

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

	Year Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	% Change	% Change
	(in thousands)
Sales and marketing	$957,829	$871,491	$614,110	10%	42%
Sales and marketing as a percentage of revenue	38%	39%	44%

2016 Compared to 2015. In 2016, sales and marketing expenses increased by $86.3 million compared to 2015. The increase was primarily attributable to a $31.9 million increase in allocated facilities and other supporting overhead expenses due to the increase in support functions, a $27.6 million increase in restructuring expenses mainly driven by a reduction in workforce at the end of 2016, a $21.8 million increase in personnel-related costs, mainly driven by an increase in compensation expense, and a $16.5 million increase in amortization of acquired intangible assets, offset by an $11.5 million decrease in marketing and sales-related expenses.

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

We continue to evaluate key areas in our business to ensure we have the right level of sales and marketing to execute on our key priorities and objectives. We expect that sales and marketing expenses will vary in the near term from period to period as a percentage of revenue.

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

	Year Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	% Change	% Change
	(in thousands)
General and administrative	$293,276	$260,673	$189,906	13%	37%
General and administrative as a percentage of revenue	12%	12%	14%

2016 Compared to 2015. In 2016, general and administrative expense increased by $32.6 million compared to 2015. The increase was primarily attributable to a $17.1 million increase in personnel-related costs, driven by an increase in compensation expense from an increase in average employee headcount, a $6.8 million increase in facilities and supporting costs not allocated to other functions, a $6.5 million increase in fees and costs for professional services, and a $5.6 million increase in restructuring expenses. The increases were offset by a $3.4 million increase in the capitalization of costs associated with developing software for internal use.

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

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Interest expense	$99,968	$98,178	$35,918

2016 Compared to 2015. In 2016, interest expense increased by $1.8 million compared to 2015. Interest expense in 2016 was comprised of $94.5 million of total interest expense related to the Notes as well as the credit facility and $5.5 million related to capital leases of equipment.

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

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Other income (expense), net	$26,342	$14,909	$(3,567)

2016 Compared to 2015. In 2016, other income, net, increased by $11.4 million compared to 2015. The increase was attributable to an increase in interest income on our short term investments and favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments, offset by an increase in other expenses. Other income, net in 2016 was comprised of $25.3 million of interest and other income and $5.8 million of foreign currency exchange gain, offset by $4.8 million of other expenses.

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

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Provision (Benefit) for Income Taxes	$16,039	$(12,274)	$(531)

2016 Compared to 2015. Our provision for income taxes in 2016 changed by $28.3 million compared to a benefit of $12.3 million in 2015. The increase was primarily due to a decrease in the income tax benefit arising from acquisitions of $24.2 million, and by an increase in income tax expense in foreign jurisdictions of $4.1 million. The $24.2 million decrease in income tax benefit is related to the release of deferred tax valuation allowance resulting from acquisitions completed within the prior year. The deferred tax liabilities recorded in the prior year, as part of purchase accounting, provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets. In the year ended December 31, 2016, the acquisitions we completed did not result in a release of deferred tax valuation allowance due to acquisitions either in a foreign jurisdiction with no valuation allowance or offsetting acquired deferred tax assets.

2015 Compared to 2014. Our benefit from income taxes in 2015 increased by $11.7 million compared to a benefit of $0.5 million in 2014. The increase was primarily due to the increased income tax benefit arising from acquisitions, partially offset by the increased income tax expense in foreign jurisdictions. The increase in income tax benefit is related to the release of the valuation allowance resulting from acquisitions completed in 2015. The deferred tax liabilities recorded in 2015, as part of purchase accounting, provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets.

On July 27, 2015, the United States Tax Court issued an opinion (Altera Corp. et al. v. Commissioner), which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs. A final decision was entered by the U.S. Tax Court on December 28, 2015 and the Internal Revenue Service filed an appeal with the U.S. Court of Appeals for the Ninth Circuit on February 19, 2016. We filed our 2014 and 2015 federal tax return based upon the opinion rendered in this case, which we believe will more likely than not be sustained, and which resulted in additional 2014 and 2015 net operating loss in the U.S. federal jurisdiction with a commensurate decrease in the overall pre-tax loss in foreign jurisdictions. As we maintain a full valuation allowance on our U.S. deferred tax assets, no benefit was realized in the financial statements as a result of this filing position. On an ongoing basis, stock-based compensation will be excluded from intercompany charges.

As of December 31, 2016, we had $3.47 billion of federal and $1.41 billion of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards will begin to expire for federal income tax purposes and state income tax purposes in 2027 and 2017, respectively. We also have research credit carryforwards of $222.8 million and $184.5 million for federal and state income tax purposes, respectively. The federal research credit carryforward will begin to expire in 2027. The state research credit carryforward has no expiration date. Additionally, we have California Enterprise Zone credit carryforwards of $18.9 million which will begin to expire in 2023. Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Any annual limitation may result in the expiration of net operating losses and research credits before utilization.

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2016. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(Unaudited, in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Advertising services	$637,821	$544,966	$534,524	$530,741	$640,680	$512,867	$452,278	$388,211
Data licensing and other	79,385	70,968	67,434	63,780	69,793	56,370	50,105	47,728
Total revenue	717,206	615,934	601,958	594,521	710,473	569,237	502,383	435,939
Costs and expenses(1)
Cost of revenue	305,710	225,159	202,966	198,405	217,963	200,195	167,623	143,475
Research and development	202,128	177,049	178,511	155,794	210,058	207,937	198,907	189,746
Sales and marketing	260,603	224,436	236,619	236,171	277,189	208,797	201,948	183,557
General and administrative	92,392	67,379	70,238	63,267	72,442	57,545	64,909	65,777
Total costs and expenses	860,833	694,023	688,334	653,637	777,652	674,474	633,387	582,555
Loss from operations	(143,627)	(78,089)	(86,376)	(59,116)	(67,179)	(105,237)	(131,004)	(146,616)
Interest expense	(25,281)	(24,860)	(24,934)	(24,893)	(24,183)	(25,239)	(24,437)	(24,319)
Other income (expense), net	6,662	6,640	6,734	6,306	4,531	1,948	(695)	9,125
Loss before income taxes	(162,246)	(96,309)	(104,576)	(77,703)	(86,831)	(128,528)	(156,136)	(161,810)
Provision (benefit) for income taxes	4,808	6,562	2,641	2,028	3,405	3,162	(19,473)	632
Net loss	$(167,054)	$(102,871)	$(107,217)	$(79,731)	$(90,236)	$(131,690)	$(136,663)	$(162,442)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.23)	$(0.15)	$(0.15)	$(0.12)	$(0.13)	$(0.20)	$(0.21)	$(0.25)
Other Financial Information:
Adjusted EBITDA(2)	$215,107	$181,316	$174,602	$180,468	$191,418	$142,148	$120,188	$104,053
Non-GAAP net income(3)	$118,604	$91,741	$92,928	$102,723	$114,619	$66,984	$48,518	$46,508

(1)	In the fourth quarter of 2016 and 2015, we incurred restructuring charges of $101.2 million and $12.9 million, respectively.

Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(Unaudited, in thousands)
Cost of revenue	$6,511	$7,165	$7,858	$7,968	$8,360	$8,973	$10,486	$12,886
Research and development	81,840	87,163	90,916	75,579	94,707	100,673	103,121	103,036
Sales and marketing	27,751	41,227	45,856	46,101	36,750	37,889	39,607	42,658
General and administrative	21,993	22,972	23,065	21,268	18,432	18,386	21,929	24,225
Total stock-based compensation expense	$138,095	$158,527	$167,695	$150,916	$158,249	$165,921	$175,143	$182,805

(2)	The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(Unaudited, in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(167,054)	$(102,871)	$(107,217)	$(79,731)	$(90,236)	$(131,690)	$(136,663)	$(162,442)
Stock-based compensation expense	138,095	158,527	167,695	150,916	158,249	165,921	175,143	182,805
Depreciation and amortization expense	119,390	100,878	93,283	88,621	87,446	81,464	76,049	67,864
Interest and other expense (income)	18,619	18,220	18,200	18,587	19,652	23,291	25,132	15,194
Provision (benefit) for income taxes	4,808	6,562	2,641	2,028	3,405	3,162	(19,473)	632
Restructuring charges	101,249	—	—	47	12,902	—	—	—
Adjusted EBITDA	$215,107	$181,316	$174,602	$180,468	$191,418	$142,148	$120,188	$104,053

(3)	The following table presents a reconciliation of net loss to non-GAAP net income for each of the periods indicated:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(Unaudited, in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income:
Net loss	$(167,054)	$(102,871)	$(107,217)	$(79,731)	$(90,236)	$(131,690)	$(136,663)	$(162,442)
Stock-based compensation expense	138,095	158,527	167,695	150,916	158,249	165,921	175,143	182,805
Amortization of acquired intangible assets	27,220	16,572	12,816	12,730	15,418	14,481	13,965	10,795
Non-cash interest expense related to convertible notes	19,070	18,650	18,570	18,370	18,046	17,495	17,006	16,638
Non-cash expense related to acquisitions	—	—	—	—	—	—	926	—
Income tax effects related to acquisitions	24	863	1,064	391	240	777	(21,859)	(1,288)
Restructuring charges	101,249	—	—	47	12,902	—	—	—
Non-GAAP net income	$118,604	$91,741	$92,928	$102,723	$114,619	$66,984	$48,518	$46,508

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

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that we may incur and increase the amount of restricted payments that we may make. This amendment to the revolving credit agreement also provides that if our total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of our and certain of our subsidiaries’ assets, subject to limited exceptions. As of December 31, 2016, no amounts were drawn under the credit facility.

Liquidity and Capital Resources

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(456,873)	$(521,031)	$(577,820)
Net cash provided by operating activities	763,055	383,066	81,796
Net cash used in investing activities	(598,008)	(902,421)	(1,097,272)
Net cash provided by (used in) financing activities	(83,975)	(62,998)	1,691,722

 Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. In 2014, we also received net proceeds of approximately $1.86 billion from the issuance of the Notes, after deducting the initial purchasers’ discount and debt issuance costs. Concurrently with the sales of the Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock for which we paid approximately $407.2 million and sold warrants for which we received approximately $289.3 million. We expect that we will continue to incur cash interest expense for the term of the Notes.

As of December 31, 2016, we had $3.77 billion of cash, cash equivalents and short-term investments in marketable securities, of which $180.6 million was held by our foreign subsidiaries. Under the current tax laws, if these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate certain of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Operating Activities

Cash provided by operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, amortization of discount on our Notes, deferred income taxes, non-cash restructuring charges, as well as the effect of changes in working capital and other activities.

Cash provided by operating activities in 2016 was $763.1 million, an increase in cash inflow of $380.0 million compared to 2015. Cash provided by operating activities was driven by a net loss of $456.9 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $1.14 billion, of which $615.2 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $82.6 million.

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

Cash used in investing activities in 2016 was $598.0 million, a decrease in cash outflow of $304.4 million compared to 2015. The decrease in cash outflow was due to decreased purchases of marketable securities of $774.9 million, property and equipment of $128.6 million and other investments of $8.7 million, offset by a decrease in sales and maturities of marketable securities of $503.4 million, an increase in purchase of investments in privately-held companies of $71.0 million, and an increase in use of cash as acquisition consideration of $33.4 million.

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

We anticipate making capital expenditures in 2017 of approximately $300 million to $400 million, a portion of which we may finance through capital leases, as we continue to expand our co-located data centers.

Financing Activities

Our primary financing activities consist of issuances of securities (including the Notes, common stock issued under employee stock purchase plan, common stock issued in connection with our initial public offering and, in the past, private sales of convertible preferred stock), capital lease financing and stock option exercises by employees and other service providers.

Cash used in financing activities in 2016 was $84.0 million, an increase in cash outflow of $21.0 million compared to 2015. The increase in cash outflow was due to a $14.9 million decrease in proceeds from the issuance of shares of stock from ESPP, a net $13.3 million increase in tax payments related to net share settlements of equity awards and other activities, and a net $9.8 million decrease in proceeds from option exercises, offset by a reduction in repayments of capital lease obligations of $17.0 million.

Cash used in financing activities in 2015 was $63.0 million compared to $1.69 billion cash provided by financing activities in 2014. The decrease in cash inflow was due to the absence of any financing transactions in 2015 similar to the issuance of the Notes in 2014.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in 2016, 2015 or 2014.

Contractual Obligations

Our principal commitments consist of obligations under the Notes (including principal and coupon interest), capital and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2016.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
2019 Notes	$942,013	$2,338	$939,675	$—	$—
2021 Notes	1,001,726	9,540	19,080	973,106	—
Operating lease obligations (1)	733,019	156,757	264,346	148,601	163,315
Capital lease obligations	152,932	85,886	67,046	—	—
Other contractual commitments (2)	138,410	100,160	38,250	—	—
Total contractual obligations	$2,968,100	$354,681	$1,328,397	$1,121,707	$163,315

(1)

During the year ended December 31, 2016, we entered into several sublease agreements for office space that we are not fully utilizing. Under the sublease agreements, we will receive approximately $82.4 million in sublease income over the next five years.

(2)	Other contractual commitments are non-cancelable contractual commitments primarily related to our infrastructure services, bandwidth and other services arrangements.

As of December 31, 2016, we had recorded liabilities of $5.8 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above table.

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

Stock-Based Compensation

We account for stock-based compensation expense under the fair value recognition and measurement provisions in accordance with the applicable accounting standards which require all stock-based awards granted to employees to be measured based on the grant-date fair value.

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

We recognize the compensation expense only for those awards expected to meet the performance and service vesting condition on a straight-line basis over the requisite service period which is generally one year for performance vesting condition awards and four years for service vesting condition awards.

Through 2016, we estimated the forfeiture rate based on historical forfeitures of our stock-based awards and our expectations regarding future pre-vesting termination behavior of our employees. While the forfeiture rate used represents our best estimate, this estimate involves inherent uncertainties. To the extent the actual forfeitures differ from our estimates, stock-based compensation expense will be adjusted accordingly and may have a significant effect on our stock-based compensation expense.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of December 31, 2016, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $14.6 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

In 2014, we issued Notes with an aggregate principal amount of $1.89 billion. We carry the Notes at face value less amortized discount on the consolidated balance sheet. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.

Foreign Currency Exchange Risk

Transaction Exposure

We transact business in various foreign currencies and have international revenue, as well as costs denominated in foreign currencies, primarily the Euro, British Pound and Japanese Yen. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates, and in particular a continuing strengthening of the U.S. dollar, would negatively affect our revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency gains were immaterial in 2016, 2015 and 2014. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 5% change in exchange rates against the U.S. dollars would have resulted in a gain or loss of approximately $1.7 million as of December 31, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Twitter, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Twitter, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 27, 2017

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$988,598	$911,471
Short-term investments	2,785,981	2,583,877
Accounts receivable, net of allowance for doubtful accounts of $7,216 and $8,121 as of December 31, 2016 and December 31, 2015, respectively	650,650	638,694
Prepaid expenses and other current assets	226,967	247,750
Total current assets	4,652,196	4,381,792
Property and equipment, net	783,901	735,299
Intangible assets, net	95,334	141,015
Goodwill	1,185,315	1,122,728
Other assets	153,619	61,605
Total assets	$6,870,365	$6,442,439
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$122,236	$134,081
Accrued and other current liabilities	380,937	283,792
Capital leases, short-term	80,848	88,166
Total current liabilities	584,021	506,039
Convertible notes	1,538,967	1,455,095
Capital leases, long-term	66,837	59,695
Deferred and other long-term tax liabilities, net	7,556	2,978
Other long-term liabilities	68,049	50,585
Total liabilities	2,265,430	2,074,392
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 721,572 and 694,132 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	4	3
Additional paid-in capital	7,224,534	6,507,087
Accumulated other comprehensive loss	(69,253)	(45,566)
Accumulated deficit	(2,550,350)	(2,093,477)
Total stockholders' equity	4,604,935	4,368,047
Total liabilities and stockholders' equity	$6,870,365	$6,442,439

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$2,529,619	$2,218,032	$1,403,002
Costs and expenses
Cost of revenue	932,240	729,256	446,309
Research and development	713,482	806,648	691,543
Sales and marketing	957,829	871,491	614,110
General and administrative	293,276	260,673	189,906
Total costs and expenses	2,896,827	2,668,068	1,941,868
Loss from operations	(367,208)	(450,036)	(538,866)
Interest expense	(99,968)	(98,178)	(35,918)
Other income (expense), net	26,342	14,909	(3,567)
Loss before income taxes	(440,834)	(533,305)	(578,351)
Provision (benefit) for income taxes	16,039	(12,274)	(531)
Net loss	$(456,873)	$(521,031)	$(577,820)
Net loss per share attributable to common stockholders:
Basic	$(0.65)	$(0.79)	$(0.96)
Diluted	$(0.65)	$(0.79)	$(0.96)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	702,135	662,424	604,990
Diluted	702,135	662,424	604,990

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(456,873)	$(521,031)	$(577,820)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments in available-for-sale securities, net of tax	1,685	(3,019)	(877)
Change in foreign currency translation adjustment	(25,372)	(32,523)	(8,824)
Net change in accumulated other comprehensive loss	(23,687)	(35,542)	(9,701)
Comprehensive loss	$(480,560)	$(556,573)	$(587,521)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	694,132	$3	642,385	$3	569,922	$3
Issuance of common stock in connection with RSU vesting	26,909	1	24,002	-	42,748	-
Issuance of common stock in connection with acquisitions	41	-	13,613	-	3,326	-
Issuance of restricted stock in connection with acquisitions accounted for as stock-based compensation	3,364	-	2,533	-	2,337	-
Exercise of stock options	2,864	-	10,992	-	22,447	-
Issuance of common stock upon purchases under employee stock purchase plan	2,039	-	1,525	-	1,887	-
Shares withheld related to net share settlement of equity awards	(878)	-	(281)	-	(307)	-
Cancellation of shares contributed by the CEO	(6,814)	-	-	-	-	-
Other activities	(85)	-	(637)	-	25	-
Balance, end of period	721,572	$4	694,132	$3	642,385	$3
Additional paid-in capital
Balance, beginning of period	-	$6,507,087	-	$5,208,870	-	$3,944,952
Issuance of common stock in connection with acquisitions	-	735	-	516,538	-	147,958
Exercise of stock options	-	7,714	-	17,914	-	28,881
Issuance of common stock upon purchases under employee stock purchase plan	-	24,431	-	39,295	-	42,402
Shares withheld related to net share settlement of equity awards	-	(15,598)	-	(11,101)	-	(17,053)
Stock-based compensation	-	695,525	-	729,193	-	672,371
Equity component of the convertible note issuance, net	-	-	-	-	-	505,982
Purchase of convertible note hedge	-	-	-	-	-	(407,169)
Issuance of warrants	-	-	-	-	-	289,272
Other activities	-	4,640	-	6,378	-	1,274
Balance, end of period	-	$7,224,534	-	$6,507,087	-	$5,208,870
Accumulated other comprehensive loss
Balance, beginning of period	-	$(45,566)	-	$(10,024)	-	$(323)
Other comprehensive income (loss)	-	(23,687)	-	(35,542)	-	(9,701)
Balance, end of period	-	$(69,253)	-	$(45,566)	-	$(10,024)
Accumulated deficit
Balance, beginning of period	-	$(2,093,477)	-	$(1,572,446)	-	$(994,626)
Net loss	-	(456,873)	-	(521,031)	-	(577,820)
Balance, end of period	-	$(2,550,350)	-	$(2,093,477)	-	$(1,572,446)
Total stockholders' equity	721,572	$4,604,935	694,132	$4,368,047	642,385	$3,626,403

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(456,873)	$(521,031)	$(577,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	402,172	312,823	208,165
Stock-based compensation expense	615,233	682,118	631,597
Amortization of discount on convertible notes	74,660	69,185	18,823
Changes in bad debt provision	3,958	5,765	4,632
Deferred income tax	(4,775)	(28,125)	(9,609)
Non-cash restructuring	25,934	(3,194)	—
Other adjustments	20,150	1,438	7,983
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	(22,969)	(216,585)	(177,583)
Prepaid expenses and other assets	7,101	(50,170)	(165,395)
Accounts payable	(7,112)	76,355	18,059
Accrued and other liabilities	105,576	54,487	122,944
Net cash provided by operating activities	763,055	383,066	81,796
Cash flows from investing activities
Purchases of property and equipment	(218,657)	(347,280)	(201,630)
Purchases of marketable securities	(2,908,611)	(3,683,488)	(2,937,033)
Proceeds from maturities of marketable securities	2,518,631	2,821,745	2,029,518
Proceeds from sales of marketable securities	183,154	383,413	188,092
Changes in restricted cash	(4,760)	(3,549)	(11,042)
Purchases of investments in privately-held companies	(81,502)	(10,500)	—
Business combinations, net of cash acquired	(85,082)	(51,644)	(163,477)
Other investing activities	(1,181)	(11,118)	(1,700)
Net cash used in investing activities	(598,008)	(902,421)	(1,097,272)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	—	1,889,000
Convertible notes initial issuance discount	—	—	(28,810)
Purchases of convertible note hedges	—	—	(407,169)
Proceeds from issuance of warrants	—	—	289,272
Taxes paid related to net share settlement of equity awards	(15,598)	(11,101)	(17,053)
Repayments of capital lease obligations	(100,558)	(117,535)	(103,135)
Proceeds from exercise of stock options	7,540	17,361	28,658
Proceeds from issuances of common stock under employee stock purchase plan	24,431	39,295	42,402
Other financing activities	210	8,982	(1,443)
Net cash provided by (used in) financing activities	(83,975)	(62,998)	1,691,722
Net increase (decrease) in cash and cash equivalents	81,072	(582,353)	676,246
Foreign exchange effect on cash and cash equivalents	(3,945)	(16,900)	(6,532)
Cash and cash equivalents at beginning of period	911,471	1,510,724	841,010
Cash and cash equivalents at end of period	$988,598	$911,471	$1,510,724
Supplemental cash flow data
Interest paid in cash	$12,953	$15,985	$10,000
Taxes paid in cash	$14,532	$8,229	$14,895
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$1,341	$516,538	$147,958
Equipment purchases under capital leases	$100,281	$31,215	$140,685
Changes in accrued property and equipment purchases	$5,738	$3,902	$6,562

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Twitter, Inc. (“Twitter” or the “Company”) was incorporated in Delaware in April 2007, and is headquartered in San Francisco, California. Twitter offers products and services for users, advertisers and data partners.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cost of Revenue

Cost of revenue includes infrastructure costs, other direct costs including content costs, amortization expense of technology acquired through acquisitions and capitalized labor costs, allocated facilities costs, as well as traffic acquisition costs (“TAC”). Infrastructure costs consist primarily of data center costs related to the Company’s co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs, as well as depreciation of its servers and networking equipment, and personnel-related costs, including salaries, benefits and stock-based compensation, for its operations teams. TAC consists of costs incurred with third parties in connection with the sale to advertisers of advertising products that the Company places on third-party publishers’ websites, applications or other offerings collectively resulting from acquisitions and from the Company’s organically-built advertising network, Twitter Audience Platform.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation expense under the fair value recognition and measurement provisions of GAAP. Stock-based awards granted to employees are measured based on the grant-date fair value.

The Company recognizes the compensation expense only for those awards expected to meet the performance and service vesting condition on a straight-line basis over the requisite service period which is generally one year for performance vesting condition awards and four years for service vesting condition awards.

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

Stock-based compensation expense is recorded net of estimated forfeitures. Through 2016, the Company estimated the forfeiture rate based on historical forfeitures of stock-based awards and adjusted the rate to reflect changes in facts and circumstances, if any.

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

The Company periodically evaluates the carrying value of the investments in privately-held companies, when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company determines the fair value by reviewing equity valuation reports, current financial results and long-term plans of the private companies.

Restructuring and Other Charges

The Company records charges associated with management-approved restructuring plans to reduce headcount and for leases. Restructuring costs are recognized when the related liability is incurred and measured at fair value. The Company accrues a liability for employee terminations when all of the following conditions have been met: management, having the authority to approve the action, commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications and their locations, and the expected completion date; the plan establishes the terms of the benefit arrangement in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company accrues for costs to terminate an operating lease or other contract when it terminates the contract in accordance with the contract terms.

A liability for costs that will continue to be incurred under a contract for the remaining term without economic benefits to the Company is recognized and measured when the entity meets the cease-use date. In recording liabilities for cease-use facilities, the Company makes various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms and expected sublease rates. The estimates involve a number of risks and uncertainties, some of which are beyond the Company’s control, including future real estate market conditions and the Company’s ability to successfully enter into sublease agreements with terms as favorable as those assumed when arriving at the estimates. The Company regularly evaluates a number of factors to determine the appropriateness and reasonableness of the restructuring and lease loss accruals including the various assumptions noted above. If actual results differed significantly from its estimates, the Company may be required to adjust the restructuring and lease loss accruals in the future.

Operating and Capital Leases

The Company leases office space and data center facilities under operating leases. Certain lease agreements contain free or escalating rent payment provisions. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term.

The Company also has entered into server and networking equipment lease arrangements with original lease terms ranging from three to four years. The Company’s server and networking equipment leases typically are accounted for as capital leases as they meet one or more of the four capital lease classification criteria. Assets acquired under capital leases are amortized over their estimated useful life. As of December 31, 2016 and 2015, the Company had capital lease obligations included in short-term and long-term capital lease obligations in the consolidated balance sheets of $147.7 million and $147.9 million, respectively. In the years ended December 31, 2016, 2015 and 2014, the Company recorded approximately $5.5 million, $8.8 million and $10.2 million, respectively, of interest expense in relation to these capital lease arrangements.

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

As of December 31, 2016 and 2015, the Company has recorded restricted cash balances of $9.4 million and $3.0 million, respectively, within prepaid expenses and other current assets and $29.6 million and $31.1 million, respectively, in other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions. These restricted cash balances are primarily cash deposits to back letters of credit related to certain property leases.

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale securities at fair value, and reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary which are recorded as other income (expense), net. The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other income (expense), net. Interest earned on cash, cash equivalents, and marketable securities was $24.3 million, $9.1 million, and $1.9 million during the years ended December 31, 2016, 2015 and 2014, respectively. These balances are recorded in other income (expense), net in the accompanying consolidated statements of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. To manage the risk exposure, the Company invests cash equivalents and short-term investments in a variety of fixed income securities, including government and investment-grade debt securities and money market funds. The Company places its cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits, if any.

The Company’s accounts receivable are typically unsecured and are derived from customers around the world in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2016 and 2015, no single customer accounted for more than 10% of the Company’s net accounts receivable balance. No single customer accounted for more than 10% of the Company’s revenue in the years ended December 31, 2016, 2015 and 2014.

The Company’s note hedge transactions, entered into in connection with the Notes, as defined and further described in Note 4—Fair Value Measurements, and its derivative financial instruments expose the Company to credit risk to the extent that its counterparties may be unable to meet the terms of the transactions. The Company mitigates this risk by limiting its counterparties to major financial institutions.

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

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life. The estimated useful lives of property and equipment are described below:

Property and Equipment	Estimated Useful Life
Computer hardware, networking and office equipment	Three to five years
Computer software	One to four years
Furniture and fixtures	Five years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

Capitalization of Interest

Interest costs is capitalized for assets that are constructed for the Company’s own internal use, this includes internally developed software and property and equipment, for the period of time to get them ready for its intended use. During the years ended December 31, 2016 and 2015, the Company capitalized $4.3 million and $5.0 million of interest expense, respectively. Capitalized interest was not material in 2014.

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

The Company conducted its annual goodwill impairment test during the fourth quarter of 2016 and determined that goodwill was not impaired. As such, no impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

Intangible Assets

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives of up to eleven years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There has been no impairment charges recorded in any of the periods presented in the accompanying consolidated financial statements.

Fair Value Measurements

The Company classifies and discloses assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a nonrecurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs that may be used to measure fair value are as follows:

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

Internal Use Software and Website Development Costs

The Company capitalizes certain costs incurred in developing software programs or websites for internal use. In the years ended December 31, 2016, 2015 and 2014, the Company capitalized costs totaling approximately $139.0 million, $92.8 million and $79.5 million, respectively. Capitalized internal use software development costs are included in property and equipment, net. Included in the capitalized amounts above are $73.9 million, $50.3 million and $40.8 million of stock-based compensation expense in the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated useful life of costs capitalized is evaluated for each specific project and is one to four years. In the years ended December 31, 2016, 2015 and 2014, the amortization of capitalized costs included in cost of revenue totaled approximately $74.6 million, $37.8 million and $15.2 million, respectively.

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

Although the Company believes that it has adequately reserved for uncertain tax positions, the Company can provide no assurance that the final tax outcome of these matters will not be materially different. The Company makes adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit, the lapsing of a statute, or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial position and results of operations.

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

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $114.3 million, $119.7 million and $46.6 million for the years ended December 31, 2016, 2015 and 2014 respectively.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity and are excluded from net loss. The Company’s other comprehensive income (loss) is comprised of unrealized gains or losses on available-for-sale securities, net of tax, and foreign currency translation adjustments.

Recent Accounting Pronouncements

Recently adopted accounting pronouncement

In June 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on stock-based compensation when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The Company adopted this guidance prospectively during the year ended December 31, 2016, and the adoption had no impact to the Company’s financial statements.

In February 2015, the FASB issued a new accounting standard update on consolidation analysis. The new guidance amends the current consolidation guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance became effective for reporting periods beginning after December 15, 2015. The Company adopted this guidance retrospectively during the year ended December 31, 2016, and the adoption had no impact on the Company’s financial statements.

In April 2015, the FASB issued a new accounting standard update on the presentation of debt issuance costs. The new guidance requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted this guidance retrospectively during the year ended December 31, 2016 and the adoption had an immaterial impact on the Company’s financial statements.

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

Recently issued accounting pronouncements not yet adopted

In May 2014, the FASB issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current GAAP guidance on this topic and eliminate industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years and interim periods with those fiscal years, beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March 2016, April 2016, May 2016 and December 2016, the FASB further amended the guidance to clarify the implementation on principal versus agent considerations, the identification of performance obligation and the licensing implementation guidance, to provide narrow-scope improvements and practical expedients, and technical corrections and improvements. The Company will adopt this standard effective January 1, 2018 and currently anticipates adopting the standard using the modified retrospective method. The Company is still in the process of completing its analysis of the impact this standard will have on the consolidated financial statements.  Specifically, while the Company has not yet finalized its analysis of the recognition impact this standard will have on advertising revenue, the Company does not expect the impact to be material; the Company is still assessing the recognition impact of adopting this standard on data licensing and other revenue; and the Company has not completed its assessment of the presentation impact of adoption of the new principal versus agent guidance on its arrangements.

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

In March 2016, the FASB issued a new accounting standard update on simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to account for forfeitures when they occur. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company will adopt this new guidance during the three months ending March 31, 2017. Adoption will require all tax benefits in excess of stock-based compensation costs to be recorded in the consolidated statements of operations as a component of the provision for income taxes, whereas they are currently recorded in equity. This change is required to be applied prospectively to excess tax benefits resulting from settlements after the date of adoption. For excess tax benefits not previously recognized, the Company will be required to apply the modified retrospective method with a cumulative-effect adjustment to opening accumulated deficit. In the quarter ending March 31, 2017, the Company will recognize deferred tax assets for its accumulated net operating losses related to excess tax benefits as of December 31, 2016 not previously recognized. However, given the valuation allowance placed on substantially all of the deferred tax assets, the recognition upon adoption is not expected to have a material impact on the Company’s accumulated deficit. Additionally, the consolidated statements of cash flows will include excess tax benefits as an operating activity, with the prior periods adjusted accordingly, as a result of the adoption. Finally, the Company will elect to account for forfeitures as they occur, rather than estimate expected forfeitures.

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

In October 2016, the FASB issued a new accounting standard update on simplifying the accounting for income taxes related to intra-entity asset transfers. The new guidance requires an entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfers occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the period of adoption. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted only in the first quarter of 2017. The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

In November 2016, the FASB issued a new accounting standard update on the presentation of restricted cash in the statement of cash flows. The new guidance requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

In January 2017, the FASB issued a new accounting standard update on narrowing the definition of a business. The new guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company plans to early adopt this new accounting standard update during the three months ended March 31, 2017. Adoption is expected to have no impact on the Company’s financial statements.

In January 2017, the FASB issued a new accounting standard update on simplifying the accounting for goodwill impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This guidance will be effective in fiscal year 2020 and will be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company plans to early adopt this new accounting standard update during fiscal year 2017. Adoption is not expected to have a material impact on the Company’s financial statements.

Note 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$253,808	$300,363
Money market funds	422,515	141,700
U.S. government and agency securities including treasury bills	12,639	—
Corporate notes, commercial paper and certificates of deposit	299,636	469,408
Total cash and cash equivalents	$988,598	$911,471
Short-term investments:
U.S. government and agency securities including treasury bills	$1,183,768	$1,156,418
Corporate notes, commercial paper and certificates of deposit	1,602,213	1,427,459
Total short-term investments	$2,785,981	$2,583,877

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,185,274	$136	$(1,642)	$1,183,768
Corporate notes, commercial paper and certificates of deposit	1,603,048	114	(949)	1,602,213
Total available-for-sale securities classified as short-term investments	$2,788,322	$250	$(2,591)	$2,785,981

	December 31, 2015
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,158,479	$6	$(2,067)	$1,156,418
Corporate notes, certificates of deposit and commercial paper	1,429,374	21	(1,936)	1,427,459
Total available-for-sale securities classified as short-term investments	$2,587,853	$27	$(4,003)	$2,583,877

The available-for-sale securities classified as cash and cash equivalents on the consolidated balance sheets are not included in the tables above as the gross unrealized gains and losses were immaterial for each period and their carrying value approximates fair value because of the short maturity period of these instruments.

The contractual maturities of securities classified as available-for-sale as of December 31, 2016 were as follows (in thousands):

December 31,
2016
Due within one year	$1,990,083
Due after one year through two years	795,898
Total	$2,785,981

The gross unrealized loss on securities in a continuous loss position for 12 months or longer was not material as of December 31, 2016 and there were no securities in a continuous loss position for 12 months or longer as of December 31, 2015.

Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above as the Company believes that the decrease in fair value of these securities is temporary and expects to recover at least up to the initial cost of investment for these securities.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 based on the three-tier fair value hierarchy (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$422,515	$—	$—	$422,515
Treasury bills	12,639	—	—	12,639
Corporate notes	—	7,387	—	7,387
Commercial paper	—	292,249	—	292,249
Short-term investments:
U.S. government securities	—	657,502	—	657,502
Agency securities	—	526,266	—	526,266
Corporate notes	—	689,986	—	689,986
Commercial paper	—	311,238	—	311,238
Certificates of deposit	—	600,989	—	600,989
Other current assets:
Foreign currency contracts	—	1,955	—	1,955
Total	$435,154	$3,087,572	$—	$3,522,726
Liabilities
Other current liabilities:
Foreign currency contracts	—	500	—	500
Total	$—	$500	$—	$500

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$141,700	$—	$—	$141,700
Commercial paper	—	419,110	—	419,110
Certificates of deposit	—	50,298	—	50,298
Short-term investments:
Treasury bills	29,953	—	—	29,953
U.S. government securities	—	537,168	—	537,168
Agency securities	—	589,297	—	589,297
Corporate notes	—	693,593	—	693,593
Commercial paper	—	229,965	—	229,965
Certificates of deposit	—	503,901	—	503,901
Other current assets:
Foreign currency contracts	—	6,804	—	6,804
Total	$171,653	$3,030,136	$—	$3,201,789
Liabilities
Other current liabilities:
Foreign currency contracts	—	3,005	—	3,005
Total	$—	$3,005	$—	$3,005

In 2014, the Company issued $935.0 million principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Refer to Note 9 – Convertible Senior Notes for further details on the Notes.  The estimated fair value of the 2019 Notes and 2021 Notes based on a market approach as of December 31, 2016 was approximately $879.0 million and $880.4 million respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $536.9 million and $522.4 million at December 31, 2016 and 2015, respectively.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		December 31,	December 31,
	Balance Sheet Location	2016	2015
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$1,955	6,804
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	500	3,005
Total fair value of derivative instruments		$1,455	$3,799

The Company recognized $1.6 million and $0.4 million net gains on the foreign currency contracts in the year ended December 31, 2016 and 2015, respectively. The Company did not have any derivative financial instruments in the year ended December 31, 2014.

Note 5. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	December 31,	December 31,
	2016	2015
Property and equipment, net
Equipment	$909,797	$720,421
Furniture and leasehold improvements	304,613	297,274
Capitalized software	353,163	211,241
Construction in progress	74,255	85,073
Total	1,641,828	1,314,009
Less: Accumulated depreciation and amortization	(857,927)	(578,710)
Property and equipment, net	$783,901	$735,299

The gross carrying amount of property and equipment includes $361.1 million and $370.3 million of server and networking equipment acquired under capital leases as of December 31, 2016 and 2015, respectively. The accumulated depreciation of the equipment under capital leases totaled $207.0 million and $226.9 million as of December 31, 2016 and 2015, respectively.

Depreciation expense totaled $332.8 million, $257.2 million and $171.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Included in these amounts were depreciation expense for server and networking equipment acquired under capital leases in the amount of $100.8 million, $118.7 million and $108.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 6. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2014	$622,570
TellApart acquisition	394,989
Other acquisitions	106,198
Foreign currency translation adjustment	(1,029)
Balance as of December 31, 2015	$1,122,728
Acquisitions	74,186
Foreign currency translation adjustment	(11,599)
Balance as of December 31, 2016	$1,185,315

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded. Refer to Note 8—Acquisitions for further details about goodwill.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
December 31, 2016:
Patents and developed technologies	$122,611	$(47,160)	$75,451
Publisher and advertiser relationships	53,100	(33,217)	19,883
Total	$175,711	$(80,377)	$95,334
December 31, 2015:
Patents and developed technologies	$132,444	$(43,991)	$88,453
Publisher and advertiser relationships	75,300	(23,803)	51,497
Assembled workforce	1,960	(1,714)	246
Other intangible assets	2,100	(1,281)	819
Total	$211,804	$(70,789)	$141,015

Patents and developed technologies are amortized over a period of up to eleven years from the respective purchase dates. Publisher and advertiser relationships are amortized over a period ranging from two to five years, and assembled workforce and other intangible assets are amortized over a period of one to four years. Amortization expense associated with intangible assets for the years ended December 31, 2016, 2015 and 2014 was $69.3 million, $54.7 million and $36.6 million, respectively. During the year ended December 31, 2016, $59.5 million in gross carrying value and accumulated amortization related to fully amortized intangible assets was eliminated.

Estimated future amortization expense as of December 31, 2016 is as follows (in thousands):

Years ending December 31,
2017	$43,810
2018	18,855
2019	8,796
2020	6,523
2021	6,126
Thereafter	11,224
Total	$95,334

Note 7. Accrued and other current liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	December 31,	December 31,
	2016	2015
Accrued compensation	$82,354	$90,906
Accrued restructuring	55,942	396
Accrued publisher, content and ad network costs	44,362	23,486
Deferred revenue	33,659	23,674
Accrued tax liabilities	29,558	25,880
Accrued sales and marketing expenses	22,431	27,948
Accrued other	112,631	91,502
Total	$380,937	$283,792

Note 8. Acquisitions and Other Investments

2016 Acquisitions

During the year ended December 31, 2016, the Company acquired several companies, each of which was accounted for as a business combination. The total purchase price of $91.4 million (paid in shares of the Company’s common stock having a total fair value of $1.3 million and cash of $90.1 million) for these acquisitions was allocated as follows: $14.4 million to developed technologies, $5.0 million to cash acquired, $0.2 million to net tangible assets acquired based on their estimated fair value on the acquisition date, $2.4 million to deferred tax liability, and the excess $74.2 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisitions are mainly attributable to assembled workforce, expected synergies and other benefits. Tax deductible goodwill resulting from certain of these acquisitions was $63.8 million. The remaining goodwill is not tax deductible for U.S. income tax purposes. Developed technologies will be amortized on a straight-line basis over their estimated useful lives of up to 24 months.

The results of operations for each of these acquisitions have been included in the Company’s consolidated statements of operations since the date of acquisition. Actual and pro forma revenue and results of operations for these acquisitions have not been presented because they do not have a material impact on the consolidated revenue and results of operations, either individually or in the aggregate.

2015 Acquisitions

In May 2015, the Company completed its acquisition of TellApart, Inc. (“TellApart”), a privately held marketing technology company with unique retargeting capabilities headquartered in Burlingame, California. The acquisition was expected to bring the power of retargeting to the Company to help advertisers reach their users. Under the terms of the acquisition, the Company agreed to pay $22.6 million in cash and issue approximately 12.2 million shares of its common stock in consideration for all of the issued and outstanding shares of capital stock of TellApart. In addition, the Company agreed to issue an aggregate of 1.2 million shares of the Company’s common stock and 1.3 million stock options as a result of assumed TellApart equity awards held by individuals, who will continue to provide services to the Company.

The fair value of the total consideration of $479.1 million (paid in shares of the Company’s common stock having a total fair value of $456.5 million and cash of $22.6 million) for the acquisition of TellApart was allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values at closing as follows: $21.4 million to developed technology, $43.3 million to advertiser relationships, $2.1 million to trade name, $29.6 million to cash acquired, $19.7 million to account receivables acquired, $2.2 million to other tangible assets acquired, $11.8 million to liabilities assumed, $22.4 million to deferred tax liability recorded, and the excess $395.0 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the expected synergies from potential monetization opportunities and from integrating the retargeting technologies into the Company’s mobile platforms, and the value of acquired talent. Goodwill is not deductible for U.S. income tax purposes. Developed technology, advertiser relationships and trade names were amortized over their estimated useful lives of 12 to 72 months. The discounted cash flow method, which calculates the fair value of an asset based on the value of cash flows that the asset is expected to generate in the future, was used to estimate the fair value of the amortizable intangible assets acquired.

During the year ended December 31, 2015, the Company acquired other companies, which were accounted for as business combinations. The total purchase price of $118.9 million (paid in shares of the Company’s common stock having a total fair value of $60.1 million and cash of $58.8 million) for these acquisitions was allocated as follows: $12.9 million to developed technologies, $3.2 million to net tangible assets acquired based on their estimated fair value on the acquisition date, $3.4 million to deferred tax liability, and the excess $106.2 million of the purchase price over the fair value of net assets acquired to goodwill. Tax deductible goodwill resulting from certain of these acquisitions was $4.1 million. The remaining goodwill is not tax deductible for U.S. income tax purposes. Developed technologies will be amortized on a straight-line basis over their estimated useful lives of 12 to 60 months.

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

2014 Acquisitions

In May 2014, the Company completed its acquisition of privately held Gnip, Inc. (“Gnip”), a leading provider of social data and analytics headquartered in Boulder, Colorado. The acquisition was made to allow the Company to further enhance its data analytics capabilities. Under the terms of the acquisition, the Company agreed to pay $107.3 million in cash and issue a total of 0.6 million shares of its common stock, including shares of restricted stock subject to continued employment, in consideration for all of the issued and outstanding shares of capital stock of Gnip. In addition, the Company agreed to issue up to 0.4 million shares of the Company’s common stock as a result of assumed Gnip equity awards held by individuals, who will continue to provide services to the Company. The fair value of the total consideration of $134.1 million, including the earned portion of assumed stock options and other equity awards, was allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values at closing as follows: $23.2 million to developed technology, $9.3 million to customer relationships, $9.1 million to tangible assets acquired, $5.8 million to liabilities assumed, $6.4 million to deferred tax liability recorded, and the excess $104.7 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the potential expansion and future development of the Company’s data products, expected synergies arising from the acquisition and the value of acquired talent. Goodwill is not deductible for U.S. income tax purposes. Both developed technology and customer relationships were amortized on a straight-line basis over their estimated useful life of 60 months. The discounted cash flow method, which calculates the fair value of an asset based on the value of cash flows that the asset is expected to generate in the future, was used to estimate the fair value of these intangible assets acquired.

During the year ended December 31, 2014, the Company acquired other companies, which were accounted for as business combinations. The total purchase price of $188.1 million (paid in shares of the Company’s common stock having a total fair value of $121.2 million and cash of $66.9 million) for these acquisitions was preliminarily allocated as follows: $28.1 million to developed technologies, $1.6 million to customer relationships, $6.5 million to net tangible assets acquired based on their estimated fair value on the acquisition date, $3.2 million to deferred tax liability, and the excess $155.1 million of the purchase price over the fair value of net assets acquired to goodwill. Tax deductible goodwill resulting from certain of these acquisitions was $21.9 million as of December 31, 2014, the remaining amounts are not tax deductible for U.S. income tax purposes. Developed technologies and customer relationships will be amortized on a straight-line basis over their estimated useful lives of 12 to 48 months.

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

Investments in Privately-Held Companies

The Company has determined, as of December 31, 2016, there were no variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements. The Company’s investments in privately-held companies are primarily accounted for using the cost method which had a carrying value of $90.2 million and $14.2 million as of December 31, 2016 and 2015, respectively. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within Other Assets on the consolidated balance sheets.

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

The interest rates are fixed at 0.25% and 1.00% per annum and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $4.9 million, $5.1 million and $1.4 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt issuance costs. The Company recognized $11.9 million of coupon interest expense in each of the years ended December 31, 2016 and 2015, and $3.3 million in the year ended December 31, 2014.

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

During the years ended December 31, 2016, 2015 and 2014, the Company recognized $79.0 million, $74.2 million and $18.8 million, respectively, of interest expense related to the amortization of the debt discount prior to capitalization of interest. As of December 31, 2016, the net carrying value, net of the initial purchasers’ discount and debt discount, of 2019 Notes and 2021 Notes was $798.6 million and $740.3 million, respectively.

The Notes consisted of the following (in thousands):

	December 31, 2016		December 31, 2015
	2019 Notes	2021 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$935,000	$954,000
Unamortized initial purchasers' discount and debt discount (1)	(136,376)	(213,657)	(181,994)	(251,911)
Net carrying amount	$798,624	$740,343	$753,006	$702,089
Carrying amount of the equity component (2)	$222,826	$283,283	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of December 31, 2016, the remaining life of the 2019 Notes and 2021 Notes is approximately 32 months and 56 months, respectively.

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

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $77.64 to $105.28 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in 2014.

Note 10. Net Loss per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2016, 2015 and 2014 were not allocated to these participating securities.

Basic net loss per share is computed by dividing total net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the years ended December 31, 2016, 2015 and 2014, the Company’s potential common stock instruments such as stock options, RSUs, shares to be purchased under the 2013 Employee Stock Purchase Plan, shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Year Ended December 31,
	2016	2015	2014
Net loss	$(456,873)	$(521,031)	$(577,820)
Basic shares:
Weighted-average common shares outstanding	708,010	670,132	613,944
Weighted-average restricted stock subject to repurchase	(5,875)	(7,708)	(8,954)
Weighted-average shares used to compute basic net loss per share	702,135	662,424	604,990
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	702,135	662,424	604,990
Net loss per share attributable to common stockholders:
Basic	$(0.65)	$(0.79)	$(0.96)
Diluted	$(0.65)	$(0.79)	$(0.96)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
RSUs	48,069	43,170	64,135
Warrants	24,329	24,329	24,329
Stock options	8,723	11,177	20,420
Shares subject to repurchase and others	6,637	9,146	9,335

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

The Company has the authority to issue up to 200,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of December 31, 2016 and 2015, there was no preferred stock outstanding.

Note 12. Common Stock and Stockholders’ Equity

Common Stock

As of December 31, 2016, the Company is authorized to issue 5.0 billion shares of $0.000005 par value common stock in accordance with the Certificate of Incorporation, as amended and restated.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2016, no dividends have been declared.

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

The activities for the restricted common stock issued to employees for the year ended December 31, 2016 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2015	4,540	$33.88
Granted	3,320	$16.63
Vested	(2,371)	$32.94
Canceled	(392)	$34.46
Unvested restricted common stock at December 31, 2016	5,097	$23.04

Equity Incentive Plans

The Company’s 2013 Equity Incentive Plan became effective upon the completion of the Company’s initial public offering and serves as the successor to the 2007 Equity Incentive Plan. Initially, 68.3 million shares were reserved under the 2013 Equity Incentive Plan and any shares subject to options or other similar awards granted under the 2007 Equity Incentive Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2013 Equity Incentive Plan. The number of shares of the Company’s common stock available for issuance under the 2013 Equity Incentive Plan were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 60,000,000 Shares, (ii) 5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (iii) such number of Shares determined by the Company’s Board of Directors. As of December 31, 2016, the total number of options and RSUs outstanding under the 2013 Equity Incentive Plan was 46.3 million shares, and 123.0 million shares were available for future issuance. There were 9.1 million shares of options and RSUs outstanding under the 2007 Equity Incentive Plan as of December 31, 2016. No additional shares have been issued under the 2007 Equity Incentive Plan since 2013. Options granted under the Company’s Equity Incentive Plans generally expire 10 years after the grant date. The Company issues new shares to satisfy stock option exercises.

On May 25, 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan. A total of 6,814,085 shares were reserved under the 2016 Equity Incentive Plan, which equals the number of shares that the Jack Dorsey Revocable Trust dated December 8, 2010 (the “Jack Dorsey Trust”), for which Jack Dorsey, the Company’s Chief Executive Officer, serves as trustee, gave back and contributed to the Company without any cost or charge to the Company. All such shares have been retired and cancelled by the Company. A maximum aggregate number of 6,814,085 shares were reserved under the 2016 Equity Incentive Plan and are available for grants.

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

During the years ended December 31, 2016 and 2015, employees purchased an aggregate of 2.0 million and 1.5 million shares, respectively, under this plan at a weighted average price of $11.98 and $25.78 per share, respectively.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2016 is as follows (in thousands, except years and per share data):

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding at December 31, 2015	11,177	$6.55	5.86	$199,576
Options granted and assumed in connection with acquisitions	557	$3.23
Options exercised	(2,864)	$2.56
Options canceled	(147)	$3.50
Outstanding at December 31, 2016	8,723	$7.71	4.25	$98,240
Vested and expected to vest at December 31, 2016 (1)	8,147	$6.97	3.94	$94,712
Exercisable at December 31, 2016	6,962	$5.37	3.24	$85,916

(1)	The expected to vest options are the result of applying pre-vesting forfeiture rate assumptions to unvested options outstanding.

The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options.

The total intrinsic values of stock options exercised in the years ended December 31, 2016, 2015 and 2014 were $41.4 million, $337.2 million and $872.8 million, respectively.

Performance Restricted Stock Units (“PRSUs”) Activity

In 2016, the Company granted PRSUs to certain of its executive officers and established the 2016 annual performance goals for these PRSUs. The PRSUs will vest based on the Company’s attainment of the annual financial performance goals and the executives’ continued employment through the vesting date, approximately one year. The number of shares that ultimately vest for 2016 was estimated to be 70 percent of the annual target amount, based on the Company’s performance, subject to the Compensation Committee of the Board of Director’s approval.  During the year ended December 31, 2016, the Company granted 165,833 PRSUs, at the 100% target level, for the 2016 performance goals with a weighted grant date fair value of $17.90 per share. In addition, there are 1,687,833 additional PRSUs that will vest based on performance goals in 2017 to 2019, if achieved at target levels. Since the performance targets for those additional PRSUs have not been established, they are not considered granted nor are presented as outstanding.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2016.  For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2015	43,170	$32.46
Granted	51,231	$16.15
Vested	(26,918)	$23.70
Canceled	(19,414)	$25.88
Unvested and outstanding at December 31, 2016	48,069	$22.64

The total fair value of RSUs vested during the years ended December 31, 2016 and December 31, 2015 was approximately $466.4 million and $849.8 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$29,502	$40,705	$50,536
Research and development	335,498	401,537	360,726
Sales and marketing	160,935	156,904	157,263
General and administrative	89,298	82,972	63,072
Total stock-based compensation expense	$615,233	$682,118	$631,597

During 2014, the Company modified the terms of stock options and RSUs for certain employees upon their termination or change in employment status. The Company recorded incremental stock-based compensation in relation to the modification of stock-based awards of approximately $32.6 million in the year ended December 31, 2014. The amount of incremental stock-based compensation recorded in relation to the modification of stock-based awards was not material for the years ended December 31, 2016 and 2015.

Income tax benefits recognized for stock-based compensation arrangements during the years ended December 31, 2016, 2015 and 2014 were not material.

The Company capitalized $73.9 million, $50.3 million and $40.8 million of stock-based compensation expense associated with the cost for developing software for internal use in the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was $844.0 million of unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 2.18 years.

Note 13. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(237,325)	$(201,628)	$(164,854)
Foreign	(203,509)	(331,677)	(413,497)
Loss before income taxes	$(440,834)	$(533,305)	$(578,351)

The components of the provision (benefit) for income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$1,087	$—	$—
State	(143)	1,226	720
Foreign	19,870	14,625	8,358
Total current provision for income taxes	20,814	15,851	9,078
Deferred:
Federal	293	(23,208)	(8,972)
State	17	(852)	(128)
Foreign	(5,085)	(4,065)	(509)
Total deferred benefit for income taxes	(4,775)	(28,125)	(9,609)
Provision (benefit) for income taxes	$16,039	$(12,274)	$(531)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.0	(0.1)	(0.1)
Stock-based compensation	(2.3)	(2.9)	(4.2)
Research and development credits	6.6	7.2	25.2
Valuation Allowance	(7.0)	3.1	(9.4)
Nondeductible expenses	(7.0)	(5.6)	(4.5)
Foreign rate differential	(19.5)	(23.7)	(26.4)
Change in tax positions	(9.5)	(10.7)	(15.9)
Other	0.1	0.0	0.4
Effective tax rate	(3.6)%	2.3%	0.1%

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$235,668	$242,987
Accruals and reserves	61,594	36,133
Stock-based compensation expense	64,136	80,106
Research and development credits	251,808	209,425
California Enterprise Zone Credit	12,266	11,710
Fixed assets and intangible assets	2,631	1,457
Other	11,980	7,059
Total deferred tax assets	640,083	588,877
Valuation allowance	(439,993)	(378,448)
Total deferred tax assets, net of valuation allowance	200,090	210,429

Deferred tax liabilities:
Fixed assets and intangible assets	(168,223)	(174,007)
Convertible notes	(24,303)	(30,002)
Other	(1,612)	(1,577)
Total deferred tax liabilities	(194,138)	(205,586)
Net deferred tax assets	$5,952	$4,843

Based on the available objective evidence, management believes it is more-likely-than-not that the net U.S. and Brazil deferred tax assets were not fully realizable as of the year ended December 31, 2016. Accordingly, the Company has established a full valuation allowance against its U.S. and Brazil deferred tax assets. As of December 31, 2016, the Company has net $6.6 million of deferred tax assets in foreign jurisdictions which it believes are more-likely-than-not to be fully realized given the expectation of future earnings in these jurisdictions.

For the year ended December 31, 2016, the Company has not provided for income taxes on $157.1 million of its undistributed earnings for certain foreign subsidiaries because these earnings are intended to be indefinitely reinvested in operations outside the U.S. Determining the unrecognized deferred tax liabilities associated with these earnings is not practicable.

At December 31, 2016, the Company had $3.47 billion of federal and $1.41 billion of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2027 for federal and 2017 for state tax purposes.

Pursuant to authoritative guidance, effective through December 31, 2016, the excess benefit from stock-based compensation was recorded to stockholders’ equity when cash taxes payable were reduced. As of December 31, 2016, the portion of net operating loss carryforwards related to the excess tax benefit from stock-based compensation was approximately $3.42 billion. The income tax benefits resulting from stock awards that were credited to stockholders' equity for the year ended December 31, 2016 were $0.2 million.

The Company also has research credit carryforwards of $222.8 million and $184.5 million for federal and state income tax purposes, respectively. The federal credit carryforward will begin to expire in 2027. The state research tax credits have no expiration date. Additionally, the Company has California Enterprise Zone Credit carryforwards of $18.9 million which will begin to expire in 2023.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2016, the unrecognized tax benefit was $269.5 million, including $263.7 million of unrecognized tax benefits which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance, and the remaining $5.8 million of unrecognized tax benefits which, if recognized, would affect the annual effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at the beginning of the year	$209,443	$182,484	$43,061
Additions related to prior year tax positions	3,682	1,820	—
Reductions related to prior year tax positions	—	(45,305)	(50)
Additions related to current year tax positions	56,383	70,444	139,473
Balance at the end of the year	$269,508	$209,443	$182,484

Total unrecognized tax benefits are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2016	2015
Total unrecognized tax benefits balance	$269,508	$209,443
Amounts netted against related deferred tax assets	(263,696)	(208,307)
Unrecognized tax benefits recorded on consolidated balance sheets	$5,812	$1,136

The net unrecognized tax benefit of $5.8 million and $1.1 million as of December 31, 2016 and 2015, respectively, was included in the deferred and other long-term tax liabilities, net on the Company’s consolidated balance sheets. The Company does not believe that its unrecognized tax benefits will significantly change within the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2016 there were no significant accrued interest and penalties related to uncertain tax positions.

On July 27, 2015, the United State Tax Court issued an opinion (Altera Corp. et al. v. Commissioner), which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs. As such, the Company filed its 2014 and 2015 federal tax returns based upon the opinion rendered in this case, which resulted in an increase in the 2014 and 2015 net operating losses in the U.S jurisdiction. As the Company maintains a full valuation allowance on its US deferred tax assets, no benefit was realized in the financial statements as a result of this filing position.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-US activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under a Federal income tax examination by the Internal Revenue Service (IRS) for tax years 2011, 2012 and 2013. The Company believes that adequate amounts have been reserved in these jurisdictions. The Company’s 2007 to 2016 tax years remain subject to examination by the United States and California, and its 2011 to 2016 tax years remain subject to examination in Ireland. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

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

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that the Company may incur and increase the amount of restricted payments that the Company may make. This amendment to the revolving credit agreement also provides that if the Company’s total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of the Company’s and certain of its subsidiaries’ assets, subject to limited exceptions. As of December 31, 2016, no amounts were drawn under the credit facility.

Operating and Capital Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring between 2017 and 2028. During the year ended December 31, 2016, the Company entered into several sublease agreements for the office space that the Company not fully utilizing. The Company also has lease arrangements for certain server and networking equipment.

A summary of gross lease commitments and sublease income as of December 31, 2016 is as follows (in thousands):

	Operating	Sublease	Capital
	Leases	Income	Leases
Years ending December 31,
2017	$156,757	$(24,101)	$85,886
2018	148,157	(23,712)	45,984
2019	116,189	(16,577)	21,062
2020	90,664	(9,038)	—
2021	57,937	(8,969)	—
Thereafter	163,315	—	—
	$733,019	$(82,397)	152,932
Less: Amounts representing interest			5,247
Total capital lease obligation			147,685
Less: Short-term portion			80,848
Long-term portion			$66,837

Rent expense, net of sublease income, under the Company’s operating leases, including co-location arrangements for the Company’s data centers, was $155.7 million, $119.8 million and $73.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Non-cancelable Obligations

The Company also had $138.4 million of non-cancelable contractual commitments as of December 31, 2016, primarily related to its infrastructure services, bandwidth and other services arrangements. These commitments are generally due within one to three years.

Legal Proceedings

The Company is currently involved in, and may in the future be involved in, legal proceedings, claims and governmental investigations in the normal course of business. These proceedings, in the form of both individual and class action litigation, have included, but are not limited to matters involving intellectual property, defamation, privacy, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of December 31, 2016, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the years ended December 31, 2016, 2015 and 2014 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of December 31, 2016 and 2015.

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

On October 22, 2015, the Company and the Jack Dorsey Revocable Trust dated December 8, 2010 (the “Jack Dorsey Trust”), for which Jack Dorsey (the Company’s Chief Executive Officer) serves as trustee, entered into a Contribution Agreement that the Jack Dorsey Trust will give back and contribute to Twitter, without any cost or charge, an aggregate of 6,814,085 shares of Twitter’s common stock upon the Company’s stockholders approval of an equity incentive plan. On May 25, 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan with the same number of shares to be granted over time to employees, non-employee directors and consultants. All the shares contributed from the Jack Dorsey Trust have been retired and cancelled by the Company.

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

Revenue

Revenue by geography is based on the billing addresses of the customers. The following tables set forth revenue by services and revenue by geographic area (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue by services:
Advertising services	$2,248,052	$1,994,036	$1,255,688
Data licensing and other	281,567	223,996	147,314
Total revenue	$2,529,619	$2,218,032	$1,403,002

	Year Ended December 31,
	2016	2015	2014
Revenue by geographic area:
United States	$1,564,776	$1,443,240	$945,720
International	964,843	774,792	457,282
Total revenue	$2,529,619	$2,218,032	$1,403,002

Japan accounted for $268.5 million, or 11% of total revenue for the year ended December 31, 2016. No individual country from the international markets contributed in excess of 10% of the total revenue for the year ended December 31, 2015. The United Kingdom accounted for $140.3 million or 10% of the total revenue for the years ended December 31, 2014.

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	December 31,	December 31,
	2016	2015
Property and equipment, net:
United States	$728,429	$683,176
International	55,472	52,123
Total property and equipment, net	$783,901	$735,299

Note 18. Restructuring Charges

On October 25, 2016, the Board of Directors of the Company approved a reduction in force plan (“2016 Plan”) of up to approximately 9% of the Company’s positions globally.  The reduction in force was undertaken to eliminate investment in noncore areas and drive toward greater efficiency, while allowing the Company to continue to invest in its highest priorities. The Company expects the reduction in force to be completed in 2017.

On December 17, 2016, the Board of Directors of the Company approved a lease abandonment plan (“2016 Lease Plan”) to abandon excess office space with lease terms expiring through 2028.

For the year ended December 31, 2015, the Company incurred total restructuring expense of $12.9 million in connection with the reduction in force plan, which was substantially completed in 2015.

The following table summarizes the restructuring charges for the year ended December 31, 2016 and related liabilities as of December 31, 2016 (in thousands):

	2016 Employee	2016
	Termination Plan	Lease Plan
Charges	$21,611	$79,685
Cash payment	(11,629)	(3,562)
Non-cash and other adjustments	(6,357)	(19,577)
Accrued as of December 31, 2016	$3,625	$56,546

Cost of revenue	$13	$49,006
Research and development	4,246	11,693
Sales and marketing	17,310	13,072
General and administrative	42	5,914
Total costs incurred in 2016	$21,611	$79,685

Reflected in consolidated balance sheets: (1)
Accrued and other current liabilities	$3,625	$52,317
Other long-term liabilities	$—	$4,229

(1)

As of December 31, 2016, the Company’s restructuring accrual included approximately $56.5 million related to the 2016 Lease Plan. This amount is also included the gross operating lease commitment table under Note 14 – Commitments and Contingencies.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 and is incorporated herein by reference.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

			Charged/
	Balance at		Credited
	Beginning of	Charged to	to Other	Balance at
	Year	Expenses	Accounts	End of Year
	(In thousands)
Allowance for Deferred Tax Assets:
Year ended December 31, 2016	$378,448	$57,529	$4,016	$439,993
Year ended December 31, 2015	$351,249	$27,175	$24	$378,448
Year ended December 31, 2014	$227,878	$155,111	$(31,740)	$351,249

	Balance at
	Beginning of	Additions	Write-off/	Balance at
	Year	(Reductions)	Adjustments	End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2016	$8,121	$3,958	$(4,863)	$7,216
Year ended December 31, 2015	$5,507	$5,765	$(3,151)	$8,121
Year ended December 31, 2014	$2,020	$4,632	$(1,145)	$5,507

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   February 27, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack Dorsey	Chief Executive Officer and Director	February 27, 2017
Jack Dorsey	(Principal Executive Officer)

/s/ Anthony Noto	Chief Financial Officer Chief Operating Officer	February 27, 2017
Anthony Noto	(Principal Financial Officer and Operating Officer)

/s/ Robert Kaiden	Chief Accounting Officer	February 27, 2017
Robert Kaiden	(Principal Accounting Officer)

/s/ Omid Kordestani	Executive Chairman and Director	February 27, 2017
Omid Kordestani

/s/ Peter Fenton	Director	February 27, 2017
Peter Fenton
/s/ Hugh Johnston	Director	February 27, 2017
Hugh Johnston

/s/ Martha Lane Fox	Director	February 27, 2017
Martha Lane Fox

/s/ Debra L. Lee	Director	February 27, 2017
Debra L. Lee

/s/ David Rosenblatt	Director	February 27, 2017
David Rosenblatt

/s/ Marjorie Scardino	Director	February 27, 2017
Marjorie Scardino

/s/ Bret Taylor	Director	February 27, 2017
Bret Taylor
/s/ Evan Williams	Director	February 27, 2017
Evan Williams

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization among Twitter, Inc., Raptor Merger Inc., MoPub Inc. and Fortis Advisors LLC, as Stockholders’ Agent, dated as of September 9, 2013.	S-1	333-191552	2.1	October 3, 2013

3.1	Restated Certificate of Incorporation of Twitter, Inc.	S-1/A	333-191552	3.2	October 22, 2013

3.2	Amended and Restated Bylaws of Twitter, Inc.	S-1/A	333-191552	3.4	October 22, 2013

4.1	Form of common stock certificate of Twitter, Inc.	S-1/A	333-191552	4.1	October 22, 2013

4.2	Amended and Restated Investors’ Rights Agreement among Twitter, Inc. and certain holders of its capital stock, amended as of October 4, 2013.	S-1/A	333-191552	4.2	October 15, 2013

4.3	Indenture, dated September 17, 2014, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.1	September 17, 2014

4.4	Form of Global 0.25% Convertible Senior Note due 2019 (included in Exhibit 4.1)	8-K	001-36164	4.2	September 17, 2014

4.5	Indenture, dated September 17, 2014, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.3	September 17, 2014

4.6	Form of Global 0.25% Convertible Senior Note due 2019 (included in Exhibit 4.3)	8-K	001-36164	4.4	September 17, 2014

4.7	Form of Selling Stockholder Agreement	S-3ASR	333-204775	4.4	June 5, 2015

10.1*	Form of Indemnification Agreement between Twitter, Inc. and each of its directors and executive officers.	S-1	333-191552	10.1	October 3, 2013

10.2*	Twitter, Inc. 2013 Equity Incentive Plan and related form agreements.	S-1/A	333-191552	10.2	October 22, 2013

10.3*	Twitter, Inc. 2013 Employee Stock Purchase Plan and related form agreements.	S-8	333-192150	4.3	November 7, 2013

10.4*	Twitter, Inc. 2007 Equity Incentive Plan and related form agreements.	S-1	333-191552	10.4	October 3, 2013

10.5*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executives, including Notice of Grant, under the Twitter, Inc. 2013 Equity Incentive Plan.	S-8	333-209840	4.4	March 1, 2016

10.6*	Twitter, Inc. 2016 Equity Incentive Plan and related form agreements.	S-8	333-212740	4.2	July 29, 2016

10.7*	Twitter, Inc. 2011 Acquisition Option Plan.	S-1	333-191552	10.5	October 3, 2013

10.8*	Afterlive.tv Inc. 2010 Stock Plan.	S-8	333-198055	4.4	August 11, 2014

10.9*	Apps & Zerts, Inc. 2013 Stock Plan.	S-8	333-195743	4.2	May 6, 2014

10.10*	Bluefin Labs, Inc. 2008 Stock Plan.	S-1	333-191552	10.6	October 3, 2013

10.11*	CardSpring Inc. Amended and Restated 2011 Equity Incentive Plan.	S-8	333-198055	4.3	August 11, 2014

10.12*	Crashlytics, Inc. 2011 Stock Plan.	S-1	333-191552	10.7	October 3, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.13*	Gnip, Inc. 2008 Incentive Plan, as amended.	S-8	333-195743	4.3	May 6, 2014

10.14*	Magic Pony Technology Limited EMI Share Option Scheme	S-8	333-212740	4.3	July 29, 2016

10.15*	Mixer Labs, Inc. 2008 Stock Plan.	S-1	333-191552	10.8	October 3, 2013

10.16*	MoPub Inc. 2010 Equity Incentive Plan.	S-1/A	333-191552	10.9	November 4, 2013

10.17*	TapCommerce Inc. 2012 Stock Incentive Plan.	S-8	333-198055	4.5	August 11, 2014

10.18*	Twitter, Inc. Executive Incentive Compensation Plan.	S-1	333-191552	10.9	October 3, 2013

10.19*	Twitter, Inc. Change of Control and Involuntary Termination Protection Policy.	10-Q	001-36164	10.1	August 11, 2014

10.20*	Twitter, Inc. Outside Director Compensation Policy	10-K	001-36164	10.23	March 6, 2014

10.21*	Twitter, Inc. 2013 Target Commission Plan.	S-1/A	333-191552	10.20	October 22, 2013

10.22*	Offer Letter between Twitter, Inc. and Jack Dorsey, dated as of June 11, 2015.	8-K	001-36164	10.1	June 11, 2015

10.23*	Letter Agreement between Twitter, Inc. and Omid R. Kordestani, dated as of October 13, 2015.	8-K	001-36164	10.1	October 16, 2015

10.24*	Offer Letter between Twitter, Inc. and Anthony Noto, dated as of June 30, 2014.	8-K	333-191552	10.1	July 1, 2014

10.25*	Offer Letter between Twitter, Inc. and Adam Bain, dated as of October 1, 2013.	S-1/A	333-191552	10.14	October 22, 2013

10.26*	Offer Letter between Twitter, Inc. and Vijaya Gadde, dated as of October 1, 2013.	S-1/A	333-191552	10.16	October 22, 2013

10.27*	Offer Letter between Twitter, Inc. and Robert Kaiden, dated as of April 24, 2015.	8-K	001-36164	10.1	June 4, 2015

10.28*	Amended and Restated Change of Control Severance Policy Participation Agreement between Twitter, Inc. and Anthony Noto, dated as of November 21, 2016

10.29*	Contribution Agreement, dated October 22, 2015, by and between Twitter, Inc. and the Jack Dorsey Revocable Trust dated December 8, 2010	8-K	001-36164	10.1	October 22, 2015

10.30	Form of Innovator’s Patent Agreement.	S-1	333-191552	10.19	October 3, 2013

10.31	Office Lease between Twitter, Inc. and SRI Nine Market Square LLC, dated as of April 20, 2011, as amended on May 16, 2011, September 30, 2011 and June 1, 2012.	S-1	333-191552	10.18	October 3, 2013

10.32	Revolving Credit Agreement among Twitter, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, dated as of October 22, 2013.	S-1	333-191552	10.21	October 22, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.33	Amendment No. 1, dated September 10, 2014, to the Revolving Credit Agreement, dated October 22, 2013, among Twitter, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders from time to time party thereto.	8-K	001-36164	10.1	September 10, 2014

10.34	Purchase Agreement, dated September 11, 2014, by and among Twitter, Inc. and Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, as representatives of the initial purchasers named therein.	8-K	001-36164	10.1	September 17, 2014

10.35	Form of Convertible Note Hedge Confirmation.	8-K	001-36164	10.2	September 17, 2014

10.36	Form of Warrant Confirmation.	8-K	001-36164	10.3	September 17, 2014

21.1	List of subsidiaries of Twitter, Inc.	S-1	333-191552	21.1	October 15, 2013

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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