Form 10-Q
period 2017-03-31
TWITTER, INC.
filed 2017-05-02
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO   ☒

The number of shares of the registrant’s common stock outstanding as of April 26, 2017 was 730,833,073.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement, including ad engagement, of our users;
•	our beliefs regarding MAUs, DAUs, cost per ad engagement and changes in ad engagements;
•

our ability to develop or acquire new products, product features and services, improve our existing products and services, including with respect to Promoted Tweet product features and video and performance advertising, and increase the value of our products and services;

•

our business strategies, plans and priorities, including our plans for growth, investment in and refinement of our products and services, including our including our decisions to de-emphasize, discontinue or not launch certain products and product features;

•	our ability to provide new content from third parties, including our ability to secure live streaming video content on economic and other terms that are acceptable to us;
•	our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth and growth rates and the continued usage of our mobile applications;
•	our ability to increase our revenue and our revenue growth rate, including by differentiating and scaling revenue products;
•	our expectations regarding revenue growth vis-à-vis audience growth, competition and the effects of advertiser sales cycle;
•	our ability to improve user monetization, including of our logged out and syndicated audiences;
•	our future financial performance, including trends in cost per ad engagement, revenue, cost of revenue, operating expenses and income taxes;
•	our expectations regarding outstanding litigation;
•	the effects of seasonal trends on our results of operations;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our ability to successfully enter new markets and to operate internationally.

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

Our metrics are also affected by applications that automatically contact our servers for regular updates with no discernible user-initiated action involved, and this activity can cause our system to count the users associated with such applications as active users on the day or days such contact occurs. As of December 31, 2016, approximately 8.5% of users used third party applications that may have automatically contacted our servers for regular updates without any discernible additional user-initiated action. As such, the calculations of our active users presented in this Quarterly Report on Form 10-Q may be affected as a result of this activity.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,191,566	$988,598
Short-term investments	2,752,111	2,785,981
Accounts receivable, net of allowance for doubtful accounts of $7,840 and $7,216 as of March 31, 2017 and December 31, 2016, respectively	501,153	650,650
Prepaid expenses and other current assets	250,502	226,967
Total current assets	4,695,332	4,652,196
Property and equipment, net	782,421	783,901
Intangible assets, net	79,393	95,334
Goodwill	1,183,685	1,185,315
Other assets	151,911	153,619
Total assets	$6,892,742	$6,870,365
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$86,176	$122,236
Accrued and other current liabilities	322,567	380,937
Capital leases, short-term	80,249	80,848
Total current liabilities	488,992	584,021
Convertible notes	1,560,330	1,538,967
Capital leases, long-term	77,780	66,837
Deferred and other long-term tax liabilities, net	8,353	7,556
Other long-term liabilities	66,911	68,049
Total liabilities	2,202,366	2,265,430
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 729,745 and 721,572 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	7,376,956	7,224,534
Accumulated other comprehensive loss	(61,359)	(69,253)
Accumulated deficit	(2,625,225)	(2,550,350)
Total stockholders' equity	4,690,376	4,604,935
Total liabilities and stockholders' equity	$6,892,742	$6,870,365

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$548,251	$594,521
Costs and expenses
Cost of revenue	220,339	198,405
Research and development	128,728	155,794
Sales and marketing	169,594	236,171
General and administrative	69,868	63,267
Total costs and expenses	588,529	653,637
Loss from operations	(40,278)	(59,116)
Interest expense	(25,409)	(24,893)
Other income (expense), net	7,322	6,306
Loss before income taxes	(58,365)	(77,703)
Provision for income taxes	3,194	2,028
Net loss	$(61,559)	$(79,731)
Net loss per share attributable to common stockholders:
Basic	$(0.09)	$(0.12)
Diluted	$(0.09)	$(0.12)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	722,048	691,564
Diluted	722,048	691,564

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(61,559)	$(79,731)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments in available-for-sale securities, net of tax	(229)	4,442
Change in foreign currency translation adjustment	8,123	10,634
Net change in accumulated other comprehensive loss	7,894	15,076
Comprehensive loss	$(53,665)	$(64,655)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(61,559)	$(79,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102,792	88,621
Stock-based compensation expense	116,997	150,916
Amortization of discount on convertible notes	19,248	18,370
Changes in bad debt provision	1,318	(158)
Deferred income taxes	(240)	86
Other adjustments	(9,533)	6,605
Changes in assets and liabilities
Accounts receivable	153,348	65,756
Prepaid expenses and other assets	(24,000)	(12,819)
Accounts payable	(36,950)	(37,033)
Accrued and other liabilities	(57,973)	(37,849)
Net cash provided by operating activities	203,448	162,764
Cash flows from investing activities
Purchases of property and equipment	(39,881)	(59,148)
Purchases of marketable securities	(701,964)	(581,069)
Proceeds from maturities of marketable securities	659,450	595,586
Proceeds from sales of marketable securities	74,798	21,289
Proceeds from sales of long-lived assets	35,000	—
Changes in restricted cash	1,623	(76)
Purchases of investments in privately-held companies	—	(5,000)
Other investing activities	(10,006)	—
Net cash provided by (used in) investing activities	19,020	(28,418)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(3,090)	(2,124)
Repayments of capital lease obligations	(27,084)	(24,917)
Proceeds from exercise of stock options	6,522	2,941
Other financing activities	—	21
Net cash used in financing activities	(23,652)	(24,079)
Net increase in cash and cash equivalents	198,816	110,267
Foreign exchange effect on cash and cash equivalents	4,152	5,923
Cash and cash equivalents at beginning of period	988,598	911,471
Cash and cash equivalents at end of period	$1,191,566	$1,027,661
Supplemental disclosures of non-cash investing and financing activities
Equipment purchases under capital leases	$37,434	$4,349
Changes in accrued property and equipment purchases	$4,890	$(1,309)

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

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to account for forfeitures when they occur. This guidance became effective for reporting periods beginning after December 15, 2016. The Company adopted this new guidance on January 1, 2017. Upon adoption, tax benefits in excess of stock-based compensation costs, and tax deficiencies, are recorded in the consolidated statements of operations as a component of the provision for income taxes, whereas they previously were recorded in equity. The previously unrecognized excess tax benefits as of December 31, 2016 were recorded as an increase to deferred tax assets. However, given the valuation allowance placed on substantially all of the Company’s deferred tax assets, the recognition upon adoption did not have an impact on the Company’s accumulated deficit. As a result of adopting the new standard utilizing the modified retrospective approach, the Company’s deferred tax assets increased by approximately $0.93 billion with a corresponding increase in its valuation allowance. The Company also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of this new guidance resulted in a net cumulative-effect adjustment of $13.3 million increase to accumulated deficit as of January 1, 2017, related to the accounting of forfeitures using the modified retrospective method. Additionally, the Company adopted the aspects of the guidance affecting the cash flow presentation retrospectively, which resulted in an immaterial reclassification of excess tax benefits from financing activities to operating activities in the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued a new accounting standard update on simplifying the accounting for goodwill impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted this guidance prospectively during the three months ended March 31, 2017 and the adoption had no impact on the Company’s financial statements.

Recently issued accounting pronouncements not yet adopted

In May 2014, the FASB issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current GAAP guidance on this topic and eliminate industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March 2016, April 2016, May 2016 and December 2016, the FASB further amended the guidance to clarify the implementation on principal versus agent considerations, the identification of performance obligation and the licensing implementation guidance to provide narrow-scope improvements and practical expedients, and technical corrections and improvements. The Company will adopt this standard effective January 1, 2018 and currently anticipates adopting the standard using the modified retrospective method. The Company is still in the process of completing its analysis of the impact this standard will have on the consolidated financial statements including its disclosure.  Specifically, while the Company has not yet finalized its analysis of the recognition impact this standard will have on advertising revenue, the Company does not expect the impact to be material; the Company is still assessing the recognition impact of adopting this standard on data licensing and other revenue; and the Company has not completed its assessment of the presentation impact of adoption of the new principal versus agent guidance on its arrangements.

In March 2017, the FASB issued a new accounting standard update on shortening the premium amortization period for purchased non-contingently callable debt securities. The new guidance shortens the amortization period for the premium on purchased non-contingently callable debt securities to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2017, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance or potential significance to the Company.

Note 2. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$341,044	$253,808
Money market funds	539,174	422,515
U.S. government and agency securities including treasury bills	38,005	12,639
Corporate notes, commercial paper and certificates of deposit	273,343	299,636
Total cash and cash equivalents	$1,191,566	$988,598
Short-term investments:
U.S. government and agency securities including treasury bills	$1,165,987	$1,183,768
Corporate notes, commercial paper and certificates of deposit	1,586,124	1,602,213
Total short-term investments	$2,752,111	$2,785,981

The contractual maturities of securities classified as available-for-sale as of March 31, 2017 were as follows (in thousands):

March 31,
2017
Due within one year	$1,907,962
Due after one year through two years	844,149
Total	$2,752,111

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	March 31, 2017
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,167,794	$147	$(1,954)	$1,165,987
Corporate notes, commercial paper and certificates of deposit	1,586,483	277	(636)	1,586,124
Total available-for-sale securities classified as short-term investments	$2,754,277	$424	$(2,590)	$2,752,111

	December 31, 2016
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,185,274	$136	$(1,642)	$1,183,768
Corporate notes, commercial paper and certificates of deposit	1,603,048	114	(949)	1,602,213
Total available-for-sale securities classified as short-term investments	$2,788,322	$250	$(2,591)	$2,785,981

The gross unrealized loss on securities in a continuous loss position for 12 months or longer was not material as of March 31, 2017 and December 31, 2016, respectively.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 based on the three-tier fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$539,174	$—	$—	$539,174
Treasury bills	38,005	—	—	38,005
Corporate notes	—	14,673	—	14,673
Commercial paper	—	256,664	—	256,664
Certificates of deposit	—	2,006	—	2,006
Short-term investments:
U.S. government securities	—	679,653	—	679,653
Agency securities	—	486,334	—	486,334
Corporate notes	—	677,465	—	677,465
Commercial paper	—	322,647	—	322,647
Certificates of deposit	—	586,012	—	586,012
Other current assets:
Foreign currency contracts	—	510	—	510
Total	$577,179	$3,025,964	$—	$3,603,143
Liabilities
Other current liabilities:
Foreign currency contracts	—	1,437	—	1,437
Total	$—	$1,437	$—	$1,437

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$422,515	$—	$—	$422,515
Treasury bills	12,639	—	—	12,639
Corporate notes	—	7,387	—	7,387
Commercial paper	—	292,249	—	292,249
Short-term investments:
U.S. government securities	—	657,502	—	657,502
Agency securities	—	526,266	—	526,266
Corporate notes	—	689,986	—	689,986
Commercial paper	—	311,238	—	311,238
Certificates of deposit	—	600,989	—	600,989
Other current assets:
Foreign currency contracts	—	1,955	—	1,955
Total	$435,154	$3,087,572	$—	$3,522,726
Liabilities
Other current liabilities:
Foreign currency contracts	—	500	—	500
Total	$—	$500	$—	$500

In 2014, the Company issued $935.0 million principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Refer to Note 8 – Convertible Senior Notes for further details on the Notes. The estimated fair value of the 2019 Notes and 2021 Notes based on a market approach as of March 31, 2017 was approximately $880.4 million and $870.0 million respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $526.9 million and $536.9 million at March 31, 2017 and December 31, 2016, respectively.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		March 31,	December 31,
	Balance Sheet Location	2017	2016
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$510	$1,955
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$1,437	$500

The Company recognized $3.2 million of net losses on the foreign currency contracts in the three months ended March 31, 2017. The Company recognized $1.8 million of net gains on the foreign currency contracts in the three months ended March 31, 2016.

Note 4. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	March 31,	December 31,
	2017	2016
Property and equipment, net
Equipment	$958,474	$909,797
Furniture and leasehold improvements	307,931	304,613
Capitalized software	359,126	353,163
Construction in progress	87,503	74,255
Total	1,713,034	1,641,828
Less: Accumulated depreciation and amortization	(930,613)	(857,927)
Property and equipment, net	$782,421	$783,901

Note 5. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2016	$1,185,315
Foreign currency translation adjustment and other	(1,630)
Balance as of March 31, 2017	$1,183,685

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
March 31, 2017:
Patents and developed technologies	$122,899	$(54,055)	$68,844
Publisher and advertiser relationships	53,100	(42,551)	10,549
Total	$175,999	$(96,606)	$79,393
December 31, 2016:
Patents and developed technologies	$122,611	$(47,160)	$75,451
Publisher and advertiser relationships	53,100	(33,217)	19,883
Total	$175,711	$(80,377)	$95,334

Amortization expense associated with intangible assets for the three months ended March 31, 2017 and 2016 was $16.2 million and $12.7 million, respectively.

Estimated future amortization expense as of March 31, 2017 is as follows (in thousands):

Remainder of 2017	$27,318
2018	18,637
2019	8,496
2020	6,222
2021	5,826
Thereafter	12,894
Total	$79,393

Note 6. Accrued and Other Current Liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	March 31,	December 31,
	2017	2016
Accrued compensation	$74,446	$82,354
Accrued restructuring	49,465	55,942
Accrued publisher, content and ad network costs	30,826	44,362
Deferred revenue	21,877	33,659
Accrued tax liabilities	29,435	29,558
Accrued fixed assets and maintenance	29,817	25,265
Accrued other	86,701	109,797
Total	$322,567	$380,937

Note 7. Investments in Privately-Held Companies

The Company makes strategic investments in privately-held companies and assesses the accounting for these investments under the equity or cost method. The Company also evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of March 31, 2017, there were no variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements. The Company’s investments in privately-held companies are primarily accounted for using the cost method which had a carrying value of $90.2 million and $90.2 million as of March 31, 2017 and December 31, 2016, respectively. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within Other Assets on the consolidated balance sheets.

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

The interest rates are fixed at 0.25% and 1.00% per annum for the 2019 Notes and the 2021 Notes, respectively, and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015. For the three months ended March 31, 2017 and 2016, the Company recognized $21.4 million and $20.4 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt discount prior to capitalization of interest, and $2.9 million and $3.0 million, respectively, of coupon interest expense.

The Notes consisted of the following (in thousands):

	March 31, 2017		December 31, 2016
	2019 Notes	2021 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$935,000	$954,000
Unamortized initial purchasers' discount and debt discount (1)	(124,774)	(203,896)	(136,376)	(213,657)
Net carrying amount	$810,226	$750,104	$798,624	$740,343
Carrying amount of the equity component (2)	$222,826	$283,283	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of March 31, 2017, the remaining life of the 2019 Notes and 2021 Notes is approximately 29 months and 53 months, respectively.

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

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding, during the period, including potential dilutive common stock instruments. In the three months ended March 31, 2017 and 2016, the Company’s potential common stock instruments such as stock options, Restricted Stock Units (“RSUs”), shares to be purchased under the 2013 Employee Stock Purchase Plan (“ESPP”), shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Three Months Ended March 31,
	2017	2016
Net loss	$(61,559)	$(79,731)
Basic shares:
Weighted-average common shares outstanding	726,463	697,702
Weighted-average restricted stock subject to repurchase	(4,415)	(6,138)
Weighted-average shares used to compute basic net loss per share	722,048	691,564
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	722,048	691,564
Net loss per share attributable to common stockholders:
Basic	$(0.09)	$(0.12)
Diluted	$(0.09)	$(0.12)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
RSUs	38,523	66,876
Warrants	24,329	24,329
Stock options	5,866	9,914
Shares subject to repurchase and others	6,310	9,118

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

Employee Stock Purchase Plan

The number of shares available for sale under the ESPP were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of i) 11.3 million shares; ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or iii) such other amount as determined by the Company’s Board of Directors.

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

The activities for the restricted common stock issued to employees for the three months ended March 31, 2017 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2016	5,097	$23.04
Vested	(377)	$28.95
Canceled	(439)	$36.82
Unvested restricted common stock at March 31, 2017	4,281	$21.11

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2017 is as follows (in thousands, except years and per share data):

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding at December 31, 2016	8,723	$7.71	4.25	$98,240
Options exercised	(2,778)	$2.35
Options canceled	(79)	$1.85
Outstanding at March 31, 2017	5,866	$10.32	5.32	$52,312
Exercisable at March 31, 2017	4,458	$7.70	4.44	$44,402

The total intrinsic values of stock options exercised during the three months ended March 31, 2017 and 2016 were $37.4 million and $19.8 million, respectively.

Performance Restricted Stock Units Activity

The Company grants restricted stock units to certain of its executive officers periodically that vest based on the Company’s attainment of the annual financial performance goals and the executives’ continued employment through the vesting date, approximately one year (“PRSUs”). These PRSUs are granted when the annual performance targets are set by the Compensation Committee of the Board of Directors, generally in the first quarter of each financial year.

During the three months ended March 31, 2017, the Company granted 292,000 PRSUs, at the 100% target level, for the 2017 performance goals with a grant date fair value of $15.12 per share. During the year ended December 31, 2016, the Company granted 165,833 PRSUs, at the 100% target level, of which 117,808 vested in 2017.

The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a two year period from the grant date and the executives continued employment through the vesting date (“TSR RSUs”). In 2017, the Company granted 116,800 TSR RSUs. The fair value of each of these TSR RSUs was $13.02 per share on the grant date.

In addition, there are 1,026,533 additional PRSUs and TSR RSUs that will vest based on performance goals and Total Shareholder Return (“TSR”) targets in 2018 to 2019, if achieved, at target levels. Since the performance and TSR targets for those additional awards have not been established, they are not considered granted nor are they presented as outstanding.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs, for the three months ended March 31, 2017. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2016	48,069	$22.64
Granted	1,083	$16.09
Vested	(5,893)	$22.40
Canceled	(4,736)	$23.17
Unvested and outstanding at March 31, 2017	38,523	$22.43

The total fair value of RSUs vested during the three months ended March 31, 2017 and 2016 was $100.9 million and $92.6 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$5,952	$7,968
Research and development	64,386	75,579
Sales and marketing	25,089	46,101
General and administrative	21,570	21,268
Total stock-based compensation expense	$116,997	$150,916

The Company capitalized $16.1 million and $22.6 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, there was $807.1 million of gross unamortized stock-based compensation expense related to unvested awards which will be recognized, net of actual forfeiture in the future, over a weighted-average period of 2.2 years. Upon adoption of the stock-based compensation expense simplification rule, the Company no longer applies a forfeiture rate to determine the unamortized stock-based compensation expense; instead, the Company accounts for forfeitures as they occur.

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

The Company recorded an income tax provision of $3.2 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, based on the available objective evidence, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three months ended March 31, 2017 will not be realized by the end of the 2017 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the three months ended March 31, 2017. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences.

During the three months ended March 31, 2017, the amount of gross unrecognized tax benefits increased by $10.7 million. As of March 31, 2017, the Company has $280.2 million of unrecognized tax benefits, including $273.8 million of unrecognized tax benefits which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance, while the remaining $6.4 million of unrecognized tax benefits which, if recognized, would affect the annual effective tax rate.

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

As of March 31, 2017, no amounts had been drawn under the credit facility.

Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring through 2028. Under the terms of certain leases, the Company is committed to pay for certain taxes, insurance, maintenance and management expenses. Certain of these arrangements have free rent periods or escalating rent payment provisions, and the Company recognizes rent expense under such arrangements on a straight-line basis.

There were no material changes in the Company’s leases compared to the disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Legal Proceedings

The Company is currently involved in, and will likely in the future be involved in, legal proceedings, claims and government investigations in the normal course of business. These proceedings, in the form of both individual and class action litigation, have included, but are not limited to matters involving intellectual property, defamation, privacy, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of March 31, 2017 and December 31, 2016, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three months ended March 31, 2017 and 2016 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of March 31, 2017 and December 31, 2016.

Note 13. Operations by Geographic Area

Revenue

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue by services:
Advertising services	$473,780	$530,741
Data licensing and other	74,471	63,780
Total revenue	$548,251	$594,521

	Three Months Ended March 31,
	2017	2016
Revenue by geographic area:
United States	$340,584	$390,267
International	207,667	204,254
Total revenue	$548,251	$594,521

Japan accounted for $72.6 million, or 13% of total revenue for the three months ended March 31, 2017. No individual country from the international markets contributed in excess of 10% of the total revenue for the three months ended March 31, 2016.

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	March 31,	December 31,
	2017	2016
Property and equipment, net:
United States	$729,943	$728,429
International	52,478	55,472
Total property and equipment, net	$782,421	$783,901

Note 14. Related Party Transactions

The Company has a partnership agreement for no consideration with Square, Inc., for which Jack Dorsey (the Company’s Chief Executive Officer) serves as Chief Executive Officer, to enable U.S. political donations through Tweets. Neither Square, Inc. nor the Company will pay each other any amounts in connection with the agreement. The agreement has no impact on the Company’s financial statements.

Note 15. Restructuring Charges

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

The following table summarizes the activities related to restructuring charges, as discussed above (in thousands):

	2016 Employee	2016
	Termination Plan	Lease Plan
Charges	$21,611	$79,685
Cash payment	(11,629)	(3,562)
Non-cash and other adjustments	(6,357)	(19,577)
Accrued as of December 31, 2016	$3,625	$56,546
Charges (1)	$953	$1,600
Cash payment	(4,016)	(5,708)
Non-cash and other adjustments	108	2
Accrued as of March 31, 2017	$670	$52,440

Reflected in consolidated balance sheets:
Accrued and other current liabilities	$670	$48,795
Other long-term liabilities	$—	$3,645

(1)

For the three months ended March 31, 2017, the Company recorded restructuring charges of $1.5 million within sales and marketing, $0.6 million within research and development, $0.4 million within general and administrative and $0.1 million within cost of revenue in the consolidated statements of operations.

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

Overview and Highlights of Quarterly Results

Revenue in the first quarter of 2017 totaled $548.3 million, a decrease of 8% compared to $594.5 million in the first quarter of 2016.

•Advertising revenue totaled $473.8 million, a decrease of 11% year-over-year.

•Data licensing and other revenue totaled $74.5 million, an increase of 17% year-over-year.

•U.S. revenue totaled $340.6 million, a decrease of 13% year-over-year.

•International revenue totaled $207.7 million, an increase of 2% year-over-year.

•Total ad engagements increased 139% year-over-year.

•Cost per engagement decreased 63% year-over-year.

Net loss was $61.6 million, a decrease of 23% year-over-year.

Non-GAAP net income was $82.4 million, a decrease of 20% year-over-year.

Adjusted EBITDA was $169.9 million, a decrease of 6% year-over-year.

Cash, cash equivalents and short-term investments in marketable securities totaled $3.94 billion as of March 31, 2017.

Average monthly active users were 328 million for the three months ended March 31, 2017, an increase of 6% year-over-year and compared to 319 million for the three months ended December 31, 2016.

Average daily active usage for the three months ended March 31, 2017 grew 14% year-over-year, an increase from 11% in the fourth quarter of 2016, 7% in the third quarter of 2016, 5% in the second quarter of 2016, and 3% in the first quarter of 2016.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended March 31, 2017, we had 328 million average MAUs, which represents an increase of 6% from the three months ended March 31, 2016. The growth in average MAUs was driven by a combination of organic growth, product improvements (including better relevance in the timeline and notifications), and marketing. In the three months ended March 31, 2017, we had 70 million average MAUs in the United States and 259 million average MAUs in the rest of the world, which represent increases of 7% and 6%, respectively, from the three months ended March 31, 2016. For additional information on how we calculate MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Changes in Daily Active Users/Daily Active Usage (DAU). We define daily active users or daily active usage as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website or mobile applications on any given day. Average DAU for a period represents the number of DAUs on each day of such period divided by the number of days for such period. Changes in DAU are a measure of changes in the size of our daily logged in or otherwise authenticated active user base. To calculate the year-over-year change in DAUs, we subtract the average DAU for the three months ended in the previous year from the average DAU for the same three months ended in the current year and divide the result by the average DAU in the previous year. Prior to reporting results for the third quarter of 2016, we had discussed DAUs and the ratio of MAUs to DAUs. In those instances, for comparability and consistency with MAUs, DAUs also included users who accessed Twitter through our desktop applications and third-party properties. For additional information on how we calculate changes in DAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

DAU grew faster than MAU in the first quarter of 2017 as we continued to improve our product experience for our existing user base including better relevance in the timeline and notifications.

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

In the three months ended March 31, 2017, ad engagements increased 139% from the three months ended March 31, 2016. The increase was driven mainly by a continuing mix shift toward video ad impressions and higher video view rates from product improvements such as video quality optimization and latency improvement. In the three months ended March 31, 2017, average cost per ad engagement decreased 63% from the three months ended March 31, 2016. The decrease in cost per ad engagement reflects a higher mix of video engagements and, to a lesser extent, lower cost per engagement across most ad formats in the first quarter of 2017 compared to the first quarter of 2016.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA and non-GAAP net income. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses, provision (benefit) for income taxes, restructuring charges and one-time nonrecurring gain, if any.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(61,559)	$(79,731)
Stock-based compensation expense	116,997	150,916
Depreciation and amortization expense	102,792	88,621
Interest and other expense, net	18,087	18,587
Provision for income taxes	3,194	2,028
Restructuring charges and one-time nonrecurring gain	(9,572)	47
Adjusted EBITDA	$169,939	$180,468

Non-GAAP Net Income

We define non-GAAP net income as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to our convertible notes, non-cash expense related to acquisitions, the income tax effects related to acquisitions, restructuring charges and one-time nonrecurring gain, if any.

The following table presents a reconciliation of net loss to non-GAAP net income for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Reconciliation of Net Loss to Non-GAAP Net Income
Net loss	$(61,559)	$(79,731)
Stock-based compensation expense	116,997	150,916
Amortization of acquired intangible assets	16,191	12,730
Non-cash interest expense related to convertible notes	19,248	18,370
Income tax effects related to acquisitions (1)	1,099	391
Restructuring charges and one-time nonrecurring gain	(9,572)	47
Non-GAAP net income	$82,404	$102,723

(1)

The current and deferred income tax effects related to non-GAAP adjustments are comprised of the tax expense related to the amortization of acquired intangible assets in certain foreign jurisdictions and stock-based compensation related to certain foreign acquisitions.

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the nearest GAAP equivalent of these financial measures. Some of these limitations are:

•

These non-GAAP financial measures exclude restructuring charges, one-time nonrecurring gain and certain recurring, non-cash charges such as stock-based compensation expense, amortization of acquired intangible assets and non-cash interest expense related to convertible notes;

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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue
Advertising services	$473,780	$530,741
Data licensing and other	74,471	63,780
Total Revenue	548,251	594,521
Costs and expenses (1)
Cost of revenue	220,339	198,405
Research and development	128,728	155,794
Sales and marketing	169,594	236,171
General and administrative	69,868	63,267
Total costs and expenses	588,529	653,637
Loss from operations	(40,278)	(59,116)
Interest expense	(25,409)	(24,893)
Other income (expense), net	7,322	6,306
Loss before income taxes	(58,365)	(77,703)
Provision for income taxes	3,194	2,028
Net loss	$(61,559)	$(79,731)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$5,952	$7,968
Research and development	64,386	75,579
Sales and marketing	25,089	46,101
General and administrative	21,570	21,268
Total stock-based compensation expense	$116,997	$150,916

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2017	2016
Revenue
Advertising services	86%	89%
Data licensing and other	14	11
Total Revenue	100	100
Costs and expenses
Cost of revenue	40	33
Research and development	23	26
Sales and marketing	31	40
General and administrative	13	11
Total costs and expenses	107	110
Loss from operations	(7)	(10)
Interest expense	(5)	(4)
Other income (expense), net	1	1
Loss before income taxes	(11)	(13)
Provision for income taxes	1	0
Net loss	(11)%	(13)%

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

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Advertising services	$473,780	$530,741	-11%
Data licensing and other	74,471	63,780	17%
Total revenue	$548,251	$594,521	-8%

Revenue in the three months ended March 31, 2017 decreased by $46.3 million compared to the three months ended March 31, 2016.

In the three months ended March 31, 2017, advertising revenue decreased by 11% compared to the three months ended March 31, 2016. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising products on our owned and operated platform in the three months ended March 31, 2017 was $415.3 million as compared to $467.3 million in the three months ended March 31, 2016. Advertising revenue generated from the sale of our advertising products placed on third party publishers’ websites, applications and other offerings in the three months ended March 31, 2017 was $58.5 million as compared to $63.4 million in the three months ended March 31, 2016, which decrease was driven by continued declines in revenue from TellApart, offset by year-over-year growth in the Twitter Audience Platform. The overall decrease in advertising revenue was primarily attributable to a 139% increase in the number of ad engagements offset by a 63% decrease in average cost per ad engagement in the three months ended March 31, 2017 compared to the same period in 2016. The increase in ad engagements was driven mainly by a continuing mix shift toward video ad impressions and higher video view rates from product improvements such as video quality optimization and latency improvement. The decrease in average cost per ad engagement reflects a higher mix of video engagements and, to a lesser extent, lower cost per engagement across most ad formats in the first quarter of 2017 compared to the first quarter of 2016. Advertising revenue continued to be driven by strong growth in our video ad formats and offset by declines in traditional Promoted Tweet and direct response ad formats. As our user base and the level of engagement of our users grow, we believe the potential to increase our revenue grows, although we expect revenue growth to continue to significantly lag audience growth in, and possibly beyond, 2017 due to lead time for sales cycles, ongoing competition and the impact from revenue products and features that we have de-emphasized, discontinued or not launched or may decide to de-emphasize, discontinue or not launch. As a result of these factors, we continue to face challenges that affect our ability to attract demand from advertisers.

In the three months ended March 31, 2017, data licensing and other revenue increased by 17% compared to the three months ended March 31, 2016. The increase was primarily attributable to growth in data licensing fees from the offering of data products.

Cost of Revenue

Cost of revenue includes infrastructure costs, other direct costs including content costs, amortization of acquired intangible assets and capitalized labor costs, allocated facilities costs, as well as traffic acquisition costs, or TAC. Infrastructure costs consist primarily of data center costs related to our co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs; as well as depreciation of our internally developed software, servers and networking equipment; and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams. TAC consists of costs we incur with third parties in connection with the sale to advertisers of our advertising products that we place on third-party publishers’ websites, applications or other offerings collectively resulting from acquisitions, and from our organically-built advertising network, Twitter Audience Platform. Many of the elements of our cost of revenue are fixed, and cannot be reduced in the near term to offset any decline in our revenue.

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Cost of revenue	$220,339	$198,405	11%
Cost of revenue as a percentage of revenue	40%	33%

In the three months ended March 31, 2017, cost of revenue, which included TAC of $29.8 million, increased by $21.9 million compared to the three months ended March 31, 2016. The increase was attributable to a $17.5 million increase in other direct costs that is primarily driven by an increase in content costs, a $10.4 million increase in depreciation expense related to additional internally developed software, server and networking equipment, and a $1.4 million increase in networking, hosting and data center costs related to our co-located facilities. The increases were offset by a $6.3 million decrease in TAC due to the decrease in advertising revenue generated from the sale of our advertising products placed on third party publishers’ websites, applications and other offerings, and a $1.1 million decrease in personnel-related costs.

We plan to continue to scale the capacity and enhance the capability and reliability of our infrastructure to support user growth and activity on our platform. Although we expect TAC to decrease in the near term, cost of revenue will otherwise vary in the near term from period to period as a percentage of revenue.

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

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Research and development	$128,728	$155,794	(17)%
Research and development as a percentage of revenue	23%	26%

In the three months ended March 31, 2017, research and development expenses decreased by $27.1 million compared to the three months ended March 31, 2016. The decrease was attributable to a $16.9 million decrease in personnel-related costs, mainly driven by a decrease in average employee headcount, an $11.5 million one-time nonrecurring gain net of restructuring charges, a $4.1 million decrease in allocated facilities and other supporting overhead expenses, and a $0.4 million decrease in depreciation and amortization expense. The decreases were offset by a $5.8 million decrease in the capitalization of costs associated with developing software for internal use due primarily to a decrease in the number of projects.

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

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Sales and marketing	$169,594	$236,171	(28)%
Sales and marketing as a percentage of revenue	31%	40%

In the three months ended March 31, 2017, sales and marketing expenses decreased by $66.6 million compared to the three months ended March 31, 2016. The decrease was attributable to a $38.1 million decrease in personnel-related costs, mainly driven by a decrease in average employee headcount mainly as a result of our 2016 restructuring plan, a $26.0 million decrease in marketing and sales-related expenses, and an $8.5 million decrease in allocated facilities and other supporting overhead expenses. The decreases were offset by a $4.6 million increase in amortization of acquired intangible assets and a $1.4 million increase in restructuring expenses.

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

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
General and administrative	$69,868	$63,267	10%
General and administrative as a percentage of revenue	13%	11%

In the three months ended March 31, 2017, general and administrative expense increased by $6.6 million compared to the three months ended March 31, 2016. The increase was attributable to a $3.6 million increase in personnel-related costs, driven by an increase in average employee headcount, a $2.2 million increase in fees and costs for professional services, a $1.3 million decrease in the capitalization of costs associated with developing software for internal use, and a $0.4 million increase in restructuring expenses, offset by a $0.9 million decrease in facilities and supporting costs not allocated to other functions.

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

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Interest expense	$25,409	$24,893	2%

In the three months ended March 31, 2017, interest expense increased by $0.5 million compared to the three months ended March 31, 2016. Interest expense in the three months ended March 31, 2017 was comprised of $24.1 million of total interest expense related to the Notes as well as the credit facility and $1.3 million related to capital leases of equipment.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income resulting from our short term investments net of the related amortization of premium paid on such investments, and unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies as well as realized foreign exchange gains and losses on foreign exchange transactions. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Other income (expense), net	$7,322	$6,306	16%

Other income, net, increased by $1.0 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to an increase in interest income on our short term investments offset by less favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments. Other income, net in the three months ended March 31, 2017 was comprised of $8.4 million of interest and other income, offset by $1.0 million of foreign currency exchange net loss and $0.1 million of other expense.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Provision for income taxes	$3,194	$2,028

Our provision for income taxes in the three months ended March 31, 2017 increased by $1.2 million compared to the three months ended March 31, 2016, primarily due to increased foreign income taxes.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(61,559)	$(79,731)
Net cash provided by operating activities	203,448	162,764
Net cash provided by (used in) investing activities	19,020	(28,418)
Net cash used in financing activities	(23,652)	(24,079)

Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds.

As of March 31, 2017, we had $3.94 billion of cash, cash equivalents and short-term investments in marketable securities, of which $205.7 million was held by our foreign subsidiaries. Under the current tax laws, if these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate certain of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Credit Facility

In October 2013, we entered into a revolving credit agreement with certain lenders which provides for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Our obligations under the credit facility are guaranteed by one of our wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payment of dividends. As of March 31, 2017, no amounts had been drawn under the credit facility.

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

Cash provided by operating activities in the three months ended March 31, 2017 was $203.4 million, an increase in cash inflow of $40.7 million compared to the three months ended March 31, 2016. Cash provided by operating activities was driven by a net loss of $61.6 million, as adjusted for the exclusion of non-cash expenses totaling $230.6 million, of which $117.0 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $34.4 million.

Cash provided by operating activities in the three months ended March 31, 2016 was $162.8 million. Cash provided by operating activities was driven by a net loss of $79.7 million, as adjusted for the exclusion of non-cash expenses totaling $264.4 million, of which $150.9 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $21.9 million.

Investing Activities

Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.

Cash provided by investing activities in the three months ended March 31, 2017 was $19.0 million compared to $28.4 million cash used in investing activities in the three months ended March 31, 2016. The change was primarily due to a $117.4 million increase in proceeds from sales and maturities of marketable securities, a $35.0 million increase in proceeds from sale of assets, a $19.3 million decrease in purchases of property and equipment, a $5.0 million decrease in purchase of investments in privately-held companies, offset by a $120.9 million increase in the purchases of marketable securities and an $8.4 million increase in expenditures on other investing activities.

We anticipate making capital expenditures in 2017 of approximately $300 million to $400 million, a portion of which we may finance through capital leases, as we continue to expand our co-located data centers.

Financing Activities

Our primary financing activities consist of issuances of securities, capital lease financing and stock option exercises by employees.

Cash used in financing activities in the three months ended March 31, 2017 was $23.7 million, a decrease in cash outflow of $0.4 million compared to the three months ended March 31, 2016. The decrease in cash outflow was due to a net $3.6 million increase in proceeds from option exercises, offset by a $2.2 million increase in repayments of capital lease obligations, and a net $1.0 million increase in tax payments related to net share settlements of equity awards and other activities.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2017.

Contractual Obligations

There were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a more complete discussion of our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of March 31, 2017, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $15.1 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

Foreign Currency Exchange Risk

Transaction Exposure

We transact business in various foreign currencies and have international revenue, as well as costs denominated in foreign currencies, primarily the Euro, British Pound, Singapore Dollar and Japanese Yen. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates, and in particular a continuing strengthening of the U.S. dollar, would negatively affect our revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency gains were immaterial for the three months ended March 31, 2017 and 2016. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 5% change in exchange rates against the U.S. dollars would have resulted in a gain or loss of approximately $3.8 million as of March 31, 2017.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries arising in the ordinary course of business. These proceedings, in the form of both individual and class action litigation, have included, but are not limited to matters involving intellectual property, defamation, privacy, securities, employment and contractual rights. For example, we currently have pending shareholder class action lawsuits alleging violations of securities laws filed in the U.S. District Court for the Northern District of California and the Superior Court for San Mateo County in California, naming current and former officers as defendants. Legal risk is enhanced in certain jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States.  Future litigation may be necessary, among other things, to defend ourselves, and our users, by determining the scope, enforceability, and validity of third-party rights or to establish our rights.

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

The size of our user base and our users’ level of engagement are critical to our success. We had 328 million average MAUs in the three months ended March 31, 2017, representing a 6% increase from 310 million average MAUs in the three months ended March 31, 2016. DAUs for the three months ended March 31, 2017 increased 14% year over year. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will continue to slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Canada, France, Germany, India, Japan, the Philippines, Saudi Arabia, South Korea and Thailand, to continue to be higher than our user growth rate in the United States. To the extent our logged-in user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter and monetizing our total audience on logged-out usage and syndicated properties as well as increasing revenue growth from the sale to advertisers of our advertising products which we place on Twitter properties and third party publishers’ websites, applications and other offerings. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 89% and 86% of our revenue from advertising in the fiscal year ended December 31, 2016 and the three months ended March 31, 2017, respectively. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending as well as the re-evaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Since our initial public offering, our revenue growth has been primarily driven by increases in the number of our users and increases in our ad load driven by strong advertiser demand as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase the number of our users, their engagement or monetize our larger global audience.  Our advertising revenue could be adversely affected by a number of other factors, including:

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

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 79% of our average MAUs in the three months ended March 31, 2017, but our international revenue, as determined based on the billing location of our advertisers, was only 38% of our consolidated revenue in the three months ended March 31, 2017. Our inability to successfully expand our business internationally could adversely affect our business, financial condition and operating results.

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

Since our inception, we have incurred significant operating losses, and, as of March 31, 2017, we had an accumulated deficit of $2.63 billion. Although our revenue has grown rapidly, increasing from $664.9 million in 2013 to $2.53 billion in 2016, we expect that our revenue growth rate will slow in the future as a result of a variety of factors. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our costs may increase in future periods as we continue to expend substantial financial resources on:

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

We believe user engagement with our products and services depends in part on the availability of applications and content generated by our content or platform partners. For instance, in July 2016, we partnered with the Major League Baseball Advanced Media to deliver a free live digital video stream of weekly MLB baseball games on Twitter. If our content or platform partners focus their efforts on other platforms, the availability and quality of applications and content for our products and services may suffer. There is no assurance that our content or platform partners will continue to develop and maintain applications and content for our products and services. If our content or platform partners cease to develop and maintain applications and content for our products and services, user engagement may decline. In addition, we generate revenue from licensing our historical and real-time data to third parties. If any of these relationships are terminated or not renewed on economic and other terms that are acceptable to us, or if we are unable to enter into similar relationships in the future, our operating results could be adversely affected.

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

We also seek to obtain patent protection for some of our technology and as of March 31, 2017, we had 1,028 issued U.S. patents. We may be unable to obtain patent protection for our technologies, and our existing patents, and any patents that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

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

Our metrics are also affected by mobile applications that automatically contact our servers for regular updates with no discernable user-initiated action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. The calculations of MAUs and DAUs presented in this Quarterly Report on Form 10-Q may be affected by this activity. The impact of this automatic activity on our metrics varies by geography because mobile application usage varies in different regions of the world. In addition, our data regarding user geographic location is based on the IP address or phone number associated with the account when a user initially registered the account on Twitter. That IP address or phone number may not always accurately reflect a user’s actual location at the time of such user’s engagement on our platform.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended March 31, 2017, 90% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, a significant portion of users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

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

In certain cases, we have also divested or stopped investing in certain products. For instance, in January 2017, we divested certain assets related to our Fabric platform.  In these cases, we have needed to and may, in the future, need to restructure operations, terminate employees and/or incur other expenses. We may not realize the expected benefits and cost savings of these actions and our results may be harmed.

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

In 2014, we issued $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, in private placements to qualified institutional buyers. As of March 31, 2017, we had a total par value of $1.89 billion of outstanding Notes.

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

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2017, we had recorded a total of $1.26 billion of goodwill and intangible assets. An adverse change in market conditions or financial results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $13.72, through March 31, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

None.

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

TWITTER, INC.

Date: May 2, 2017	By:	/s/ Jack Dorsey
Jack Dorsey
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2017	By:	/s/ Anthony Noto
Anthony Noto
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.2	Amended and Restated Bylaws of Twitter, Inc.	8-K	001-36164	3.1	April 7, 2017
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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