Form 10-Q
period 2017-06-30
TWITTER, INC.
filed 2017-08-03
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of July 27, 2017 was 737,893,225.

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

•

our business strategies, plans and priorities, including our plans for growth, investment in and refinement of our products and services, including our decisions to de-emphasize, discontinue or not launch certain products and product features;

•	our ability to provide new content from third parties, including our ability to secure live streaming video content on economic and other terms that are acceptable to us;
•	our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth and growth rates and the continued usage of our mobile applications;
•	our ability to increase our revenue and our revenue growth rate, including by differentiating and scaling revenue products and our expectations regarding revenue mix;
•	our expectations regarding revenue growth vis-à-vis audience growth, competition and the effects of advertiser sales cycle;
•	our ability to improve user monetization, including of our logged out and syndicated audiences;
•

our future financial performance, including trends in cost per ad engagement, revenue, cost of revenue, operating expenses, including stock-based compensation and income taxes; our expectations regarding our tax expense and cash taxes;

•	our expectations regarding outstanding litigation;
•	the effects of seasonal trends on our results of operations;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our expectations regarding international operations.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,288,323	$988,598
Short-term investments	2,791,589	2,785,981
Accounts receivable, net of allowance for doubtful accounts of $7,596 and $7,216 as of June 30, 2017 and December 31, 2016, respectively	524,064	650,650
Prepaid expenses and other current assets	236,126	226,967
Total current assets	4,840,102	4,652,196
Property and equipment, net	781,272	783,901
Intangible assets, net	65,291	95,334
Goodwill	1,186,189	1,185,315
Other assets	90,244	153,619
Total assets	$6,963,098	$6,870,365
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$107,398	$122,236
Accrued and other current liabilities	307,047	380,937
Capital leases, short-term	80,133	80,848
Total current liabilities	494,578	584,021
Convertible notes	1,582,468	1,538,967
Capital leases, long-term	83,410	66,837
Deferred and other long-term tax liabilities, net	9,247	7,556
Other long-term liabilities	64,499	68,049
Total liabilities	2,234,202	2,265,430
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 736,470 and 721,572 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	7,517,433	7,224,534
Accumulated other comprehensive loss	(46,828)	(69,253)
Accumulated deficit	(2,741,713)	(2,550,350)
Total stockholders' equity	4,728,896	4,604,935
Total liabilities and stockholders' equity	$6,963,098	$6,870,365

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$573,855	$601,958	$1,122,106	$1,196,479
Costs and expenses
Cost of revenue	212,908	202,966	433,247	401,371
Research and development	143,171	178,511	271,899	334,305
Sales and marketing	185,296	236,619	354,890	472,790
General and administrative	70,839	70,238	140,707	133,505
Total costs and expenses	612,214	688,334	1,200,743	1,341,971
Loss from operations	(38,359)	(86,376)	(78,637)	(145,492)
Interest expense	(26,396)	(24,934)	(51,805)	(49,827)
Other income (expense), net	(48,320)	6,734	(40,998)	13,040
Loss before income taxes	(113,075)	(104,576)	(171,440)	(182,279)
Provision for income taxes	3,413	2,641	6,607	4,669
Net loss	$(116,488)	$(107,217)	$(178,047)	$(186,948)
Net loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.15)	$(0.25)	$(0.27)
Diluted	$(0.16)	$(0.15)	$(0.25)	$(0.27)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	730,069	698,326	726,083	694,959
Diluted	730,069	698,326	726,083	694,959

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(116,488)	$(107,217)	$(178,047)	$(186,948)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	69	(961)	(160)	3,481
Change in foreign currency translation adjustment	14,462	(13,052)	22,585	(2,418)
Net change in accumulated other comprehensive loss	14,531	(14,013)	22,425	1,063
Comprehensive loss	$(101,957)	$(121,230)	$(155,622)	$(185,885)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(178,047)	$(186,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	205,855	181,904
Stock-based compensation expense	230,393	318,611
Amortization of discount on convertible notes	39,289	36,940
Changes in bad debt provision	1,355	2,573
Deferred income taxes	(768)	45
Impairment of investments in privately-held companies	55,000	—
Other adjustments	(4,854)	5,268
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	133,026	86,213
Prepaid expenses and other assets	(1,656)	(16,985)
Accounts payable	(13,616)	(37,085)
Accrued and other liabilities	(72,822)	(13,216)
Net cash provided by operating activities	393,155	377,320
Cash flows from investing activities
Purchases of property and equipment	(83,217)	(98,235)
Purchases of marketable securities	(1,578,045)	(1,330,946)
Proceeds from maturities of marketable securities	1,461,687	1,232,249
Proceeds from sales of marketable securities	108,817	42,416
Proceeds from sales of long-lived assets	35,000	—
Changes in restricted cash	3,221	(590)
Purchases of investments in privately-held companies	(525)	(78,002)
Business combinations, net of cash acquired	—	(80,142)
Other investing activities	(10,006)	(81)
Net cash used in investing activities	(63,068)	(313,331)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(5,023)	(6,994)
Payments of capital lease obligations	(55,150)	(48,740)
Proceeds from exercise of stock options	7,331	6,208
Proceeds from issuances of common stock under employee stock purchase plan	14,019	15,821
Other financing activities	—	22
Net cash used in financing activities	(38,823)	(33,683)
Net increase in cash and cash equivalents	291,264	30,306
Foreign exchange effect on cash and cash equivalents	8,461	5,933
Cash and cash equivalents at beginning of period	988,598	911,471
Cash and cash equivalents at end of period	$1,288,323	$947,710
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$—	$644
Equipment purchases under capital leases	$70,926	$25,922
Changes in accrued property and equipment purchases	$(1,847)	$10,938

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

In May 2017, the FASB issued a new accounting standard update on clarifying when changes to share-based payment awards must be accounted for as modifications. According to the new guidance, entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The Company adopted this guidance prospectively during the three months ended June 30, 2017 and the adoption had no impact on the Company’s financial statements.

Recently issued accounting pronouncements not yet adopted

In May 2014, the FASB issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current GAAP guidance on this topic and eliminate industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March 2016, April 2016, May 2016 and December 2016, the FASB further amended the guidance to clarify the implementation on principal versus agent considerations, the identification of performance obligation and the licensing implementation guidance to provide narrow-scope improvements and practical expedients, and technical corrections and improvements. The Company will adopt this standard effective January 1, 2018 and currently anticipates adopting the standard using the modified retrospective method. The Company is still in the process of completing its analysis of the impact this standard will have on the consolidated financial statements including its disclosure.  Specifically, while the Company has not yet finalized its analysis of the recognition impact this standard will have on advertising revenue, the Company does not expect the impact to be material; the Company is still assessing the recognition impact of adopting this standard on data licensing and other revenue; and the Company has not completed its assessment of the presentation impact of adoption of the new principal versus agent guidance on its arrangements. As part of the Company’s assessment and implementation plan, the Company is evaluating and implementing changes to its policies, procedures and controls.

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

With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2017, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance or potential significance to the Company.

Note 2. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$251,554	$253,808
Money market funds	642,605	422,515
U.S. government and agency securities including treasury bills	27,899	12,639
Corporate notes, commercial paper and certificates of deposit	366,265	299,636
Total cash and cash equivalents	$1,288,323	$988,598
Short-term investments:
U.S. government and agency securities including treasury bills	$1,146,379	$1,183,768
Corporate notes, commercial paper and certificates of deposit	1,645,210	1,602,213
Total short-term investments	$2,791,589	$2,785,981

The contractual maturities of securities classified as available-for-sale as of June 30, 2017 were as follows (in thousands):

June 30,
2017
Due within one year	$1,969,093
Due after one year through two years	822,496
Total	$2,791,589

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	June 30, 2017
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,148,568	$157	$(2,346)	$1,146,379
Corporate notes, commercial paper and certificates of deposit	1,645,451	275	(516)	1,645,210
Total available-for-sale securities classified as short-term investments	$2,794,019	$432	$(2,862)	$2,791,589

	December 31, 2016
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,185,274	$136	$(1,642)	$1,183,768
Corporate notes, commercial paper and certificates of deposit	1,603,048	114	(949)	1,602,213
Total available-for-sale securities classified as short-term investments	$2,788,322	$250	$(2,591)	$2,785,981

There were no securities in a continuous loss position for 12 months or longer as of June 30, 2017. The gross unrealized loss on securities in a continuous loss position for 12 months or longer was not material as of December 31, 2016.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 based on the three-tier fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$642,605	$—	$—	$642,605
Treasury bills	27,899	—	—	27,899
Corporate notes	—	768	—	768
Commercial paper	—	362,485	—	362,485
Certificates of deposit	—	3,012	—	3,012
Short-term investments:
U.S. government securities	—	733,924	—	733,924
Agency securities	—	412,455	—	412,455
Corporate notes	—	752,793	—	752,793
Commercial paper	—	263,409	—	263,409
Certificates of deposit	—	629,008	—	629,008
Other current assets:
Foreign currency contracts	—	2,966	—	2,966
Total	$670,504	$3,160,820	$—	$3,831,324
Liabilities
Other current liabilities:
Foreign currency contracts	—	1,472	—	1,472
Total	$—	$1,472	$—	$1,472

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$422,515	$—	$—	$422,515
Treasury bills	12,639	—	—	12,639
Corporate notes	—	7,387	—	7,387
Commercial paper	—	292,249	—	292,249
Short-term investments:
U.S. government securities	—	657,502	—	657,502
Agency securities	—	526,266	—	526,266
Corporate notes	—	689,986	—	689,986
Commercial paper	—	311,238	—	311,238
Certificates of deposit	—	600,989	—	600,989
Other current assets:
Foreign currency contracts	—	1,955	—	1,955
Total	$435,154	$3,087,572	$—	$3,522,726
Liabilities
Other current liabilities:
Foreign currency contracts	—	500	—	500
Total	$—	$500	$—	$500

In 2014, the Company issued $935.0 million principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Refer to Note 8 – Convertible Senior Notes for further details on the Notes. The estimated fair value of the 2019 Notes and 2021 Notes based on a market approach as of June 30, 2017 was approximately $882.6 million and $872.1 million respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $553.6 million and $536.9 million at June 30, 2017 and December 31, 2016, respectively.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		June 30,	December 31,
	Balance Sheet Location	2017	2016
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$2,966	$1,955
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$1,472	$500

The Company recognized $5.6 million and $2.4 million of net gains on the foreign currency contracts in the three and six months ended June 30, 2017, respectively. The Company recognized $6.5 million and $4.7 million of net losses on the foreign currency contracts in the three and six months ended June 30, 2016, respectively.

Note 4. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	June 30,	December 31,
	2017	2016
Property and equipment, net
Equipment	$990,795	$909,797
Furniture and leasehold improvements	319,414	304,613
Capitalized software	398,983	353,163
Construction in progress	71,694	74,255
Total	1,780,886	1,641,828
Less: Accumulated depreciation and amortization	(999,614)	(857,927)
Property and equipment, net	$781,272	$783,901

Note 5. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2016	$1,185,315
Foreign currency translation adjustment and other	874
Balance as of June 30, 2017	$1,186,189

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
June 30, 2017:
Patents and developed technologies	$123,324	$(63,434)	$59,890
Publisher and advertiser relationships	53,100	(47,699)	5,401
Total	$176,424	$(111,133)	$65,291
December 31, 2016:
Patents and developed technologies	$122,611	$(47,160)	$75,451
Publisher and advertiser relationships	53,100	(33,217)	19,883
Total	$175,711	$(80,377)	$95,334

Amortization expense associated with intangible assets for the three months ended June 30, 2017 and 2016 was $14.3 million and $12.8 million, respectively, and for the six months ended June 30, 2017 and 2016 was $30.5 million and $25.5 million, respectively.

Estimated future amortization expense as of June 30, 2017 is as follows (in thousands):

Remainder of 2017	$15,830
2018	16,023
2019	8,496
2020	6,222
2021	5,826
Thereafter	12,894
Total	$65,291

Note 6. Accrued and Other Current Liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	June 30,	December 31,
	2017	2016
Accrued compensation	$73,833	$82,354
Accrued restructuring	43,937	55,942
Accrued publisher, content and ad network costs	21,816	44,362
Deferred revenue	22,700	33,659
Accrued tax liabilities	30,945	29,558
Accrued fixed assets and maintenance	25,214	25,265
Accrued other	88,602	109,797
Total	$307,047	$380,937

Note 7. Investments in Privately-Held Companies

The Company makes strategic investments in privately-held companies and assesses the accounting for these investments under the equity or cost method. The Company also evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of June 30, 2017, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily accounted for using the cost method which had a carrying value of $35.2 million and $90.2 million as of June 30, 2017 and December 31, 2016, respectively. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within Other Assets on the consolidated balance sheets.

The Company periodically evaluates the carrying value of the cost-method investments, when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices hence the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the private company, the amount of cash that the private company has on-hand, the ability to obtain additional financing and overall market conditions in which the private company operates.

In the three months ended June 30, 2017, the Company determined that the estimated fair value of a cost-method investment, valued using Level 3 inputs, was below its carrying value and that the carrying value of this investment was not expected to be recoverable within a reasonable period of time. The Company calculated the expected value of the cost-method investment based on third-party offers received by the investee and the Company’s expectation of its negotiated investment value based on the amount of cash that the investee has on-hand, the investee’s ability to obtain additional financing and overall market conditions in which the investee operates. Based on this analysis, the Company recorded a $55.0 million other-than-temporary impairment charge during the three months ended June 30, 2017, which was recorded within other income (expense), net in the consolidated statements of operations. No impairment charges have been recorded in the three months ended March 31, 2017, and three and six months ended June 30, 2016.

Note 8. Convertible Senior Notes

In 2014, the Company issued $935.0 million principal amount of 2019 Notes and $954.0 million principal amount of 2021 Notes. The total net proceeds from this offering were approximately $1.86 billion, after deducting $28.3 million of initial purchasers’ discount and $0.5 million debt issuance costs in connection with the 2019 Notes and the 2021 Notes.

The interest rates are fixed at 0.25% and 1.00% per annum for the 2019 Notes and the 2021 Notes, respectively, and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015. For the three months ended June 30, 2017 and 2016, the Company recognized $22.1 million and $20.9 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt discount prior to capitalization of interest, and $3.0 million and $3.0 million, respectively, of coupon interest expense. For the six months ended June 30, 2017 and 2016, the Company recognized $43.5 million and $41.3 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt discount prior to capitalization of interest, and $5.9 million and $6.0 million, respectively, of coupon interest expense.

The Notes consisted of the following (in thousands):

	June 30, 2017		December 31, 2016
	2019 Notes	2021 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$935,000	$954,000
Unamortized initial purchasers' discount and debt discount (1)	(112,758)	(193,774)	(136,376)	(213,657)
Net carrying amount	$822,242	$760,226	$798,624	$740,343
Carrying amount of the equity component (2)	$222,826	$283,283	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of June 30, 2017, the remaining life of the 2019 Notes and 2021 Notes is approximately 26 months and 50 months, respectively.

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

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding, during the period, including potential dilutive common stock instruments. In the three and six months ended June 30, 2017 and 2016, the Company’s potential common stock instruments such as stock options, restricted stock units (“RSUs”), shares to be purchased under the 2013 Employee Stock Purchase Plan (“ESPP”), shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(116,488)	$(107,217)	$(178,047)	$(186,948)
Basic shares:
Weighted-average common shares outstanding	734,178	704,174	730,348	700,920
Weighted-average restricted stock subject to repurchase	(4,109)	(5,848)	(4,265)	(5,961)
Weighted-average shares used to compute basic net loss per share	730,069	698,326	726,083	694,959
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	730,069	698,326	726,083	694,959
Net loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.15)	$(0.25)	$(0.27)
Diluted	$(0.16)	$(0.15)	$(0.25)	$(0.27)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Six Months Ended
	June 30,
	2017	2016
RSUs	37,979	58,806
Warrants	24,329	24,329
Stock options	5,301	9,340
Shares subject to repurchase and others	6,410	10,457

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

During the six months ended June 30, 2017, employees purchased an aggregate of 1.1 million shares under the ESPP at a weighted-average price of $12.43 per share. During the six months ended June 30, 2016, employees purchased an aggregate of 1.3 million shares under the ESPP at a price of $11.99 per share. During the three months ended June 30, 2017 and 2016, the Company recorded $1.8 million and $5.7 million, respectively, and recorded $4.4 million and $11.4 million during the six months ended June 30, 2017 and 2016, respectively, of stock-based compensation expense related to the ESPP.

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

The activities for the restricted common stock issued to employees for the six months ended June 30, 2017 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2016	5,097	$23.04
Vested	(1,166)	$23.76
Canceled	(441)	$38.03
Unvested restricted common stock at June 30, 2017	3,490	$20.90

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2017 is as follows (in thousands, except years and per share data):

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding at December 31, 2016	8,723	$7.71	$4.25	$98,240
Options exercised	(3,239)	$2.26
Options canceled	(183)	$2.72
Outstanding at June 30, 2017	5,301	$11.20	5.17	$56,414
Exercisable at June 30, 2017	4,192	$8.73	4.42	$49,988

The total intrinsic values of stock options exercised during the three months ended June 30, 2017 and 2016 were $6.7 million and $12.4 million, respectively, and $44.1 million and $32.2 million during the six months ended June 30, 2017 and 2016, respectively.

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

During the six months ended June 30, 2017, the Company granted 318,400 PRSUs, at the 100% target level, for the 2017 performance goals with a weighted-average grant date fair value of $15.28 per share. During the year ended December 31, 2016, the Company granted 165,833 PRSUs, at the 100% target level, of which 117,808 vested in 2017.

The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a two year period from the grant date and the executives continued employment through the vesting date (“TSR RSUs”). During the six months ended June 30, 2017, the Company granted 134,400 TSR RSUs with a weighted-average grant date fair value of $13.02 per share.

In addition, there are 1,408,533 additional PRSUs and TSR RSUs that will vest based on performance goals and Total Shareholder Return (“TSR”) targets in 2018 to 2020, if achieved, at target levels. Since the performance and TSR targets for those additional awards have not been established, they are not considered granted nor are they presented as outstanding.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs, for the six months ended June 30, 2017. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2016	48,069	$22.64
Granted	9,111	$15.23
Vested	(11,138)	$22.29
Canceled	(8,063)	$22.61
Unvested and outstanding at June 30, 2017	37,979	$20.97

The total fair value of RSUs vested during the three months ended June 30, 2017 and 2016 was $86.1 million and $119.8 million, respectively, and $187.0 million and $212.4 million during the six months ended June 30, 2017 and 2016, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$6,253	$7,858	$12,205	$15,826
Research and development	63,625	90,916	128,011	166,495
Sales and marketing	20,694	45,856	45,783	91,957
General and administrative	22,824	23,065	44,394	44,333
Total stock-based compensation expense	$113,396	$167,695	$230,393	$318,611

The Company capitalized $14.2 million and $17.9 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended June 30, 2017 and 2016, respectively, and $30.3 million and $40.5 million in the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there was $738.2 million of gross unamortized stock-based compensation expense related to unvested awards which will be recognized, net of actual forfeiture in the future, over a weighted-average period of 2.3 years. Upon adoption of the stock-based compensation expense simplification rule as of January 1, 2017, the Company no longer applies a forfeiture rate to determine the unamortized stock-based compensation expense; instead, the Company accounts for forfeitures as they occur.

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

The Company recorded an income tax provision of $3.4 million and $2.6 million for the three months ended June 30, 2017 and 2016, respectively, and an income tax provision of $6.6 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, based on the available objective evidence, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the six months ended June 30, 2017 will not be realized by the end of the 2017 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the six months ended June 30, 2017. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences.

During the three and six months ended June 30, 2017, the amount of gross unrecognized tax benefits increased by $12.8 million and $23.5 million, respectively. As of June 30, 2017, the Company has $293.0 million of unrecognized tax benefits, including $286.0 million of unrecognized tax benefits which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance, while the remaining $7.0 million of unrecognized tax benefits which, if recognized, would affect the annual effective tax rate.

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

As of June 30, 2017, no amounts had been drawn under the credit facility.

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

Legal Proceedings

The Company is currently involved in, and will likely in the future be involved in, legal proceedings, claims and government investigations in the normal course of business. These proceedings, in the form of both individual and class action litigation, have included, but are not limited to matters involving intellectual property, defamation, privacy, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of June 30, 2017 and December 31, 2016, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three and six months ended June 30, 2017 and 2016 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of June 30, 2017 and December 31, 2016.

Note 13. Operations by Geographic Area

Revenue

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue by services:
Advertising services	$489,148	$534,524	$962,928	$1,065,265
Data licensing and other	84,707	67,434	159,178	131,214
Total revenue	$573,855	$601,958	$1,122,106	$1,196,479

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue by geographic area:
United States	$334,675	$360,676	$675,259	$750,943
International	239,180	241,282	446,847	445,536
Total revenue	$573,855	$601,958	$1,122,106	$1,196,479

Japan accounted for $74.2 million and $61.2 million, or 13% and 10% of total revenue for the three months ended June 30, 2017 and 2016, respectively, and also for $146.8 million, or 13% of total revenue for the six months ended June 30, 2017. No individual country from the international markets contributed in excess of 10% of the total revenue for the six months ended June 30, 2016.

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	June 30,	December 31,
	2017	2016
Property and equipment, net:
United States	$730,269	$728,429
International	51,003	55,472
Total property and equipment, net	$781,272	$783,901

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

The following table summarizes the activities related to restructuring charges, as discussed above (in thousands):

	2016 Employee	2016
	Termination Plan	Lease Plan
Charges	$21,611	$79,685
Cash payment	(11,629)	(3,562)
Non-cash and other adjustments	(6,357)	(19,577)
Accrued as of December 31, 2016	$3,625	$56,546
Charges (1)	$788	$1,539
Cash payment	(4,240)	(11,319)
Non-cash and other adjustments	108	14
Accrued as of June 30, 2017	$281	$46,780

Reflected in consolidated balance sheets as of June 30, 2017:
Accrued and other current liabilities	$281	$43,656
Other long-term liabilities	$—	$3,124

(1)

For the three months ended June 30, 2017, the Company recorded a reduction to restructuring charges of $0.2 million within sales and marketing in the consolidated statements of operations. For the six months ended June 30, 2017, the Company recorded restructuring charges of $1.3 million within sales and marketing, $0.6 million within research and development, $0.3 million within general and administrative and $0.1 million within cost of revenue in the consolidated statements of operations.

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

Overview and Highlights of Quarterly Results

Revenue in the second quarter of 2017 totaled $573.9 million, a decrease of 5% compared to $602.0 million in the second quarter of 2016.

•Advertising revenue totaled $489.1 million, a decrease of 8% year-over-year.

•Data licensing and other revenue totaled $84.7 million, an increase of 26% year-over-year.

•U.S. revenue totaled $334.7 million, a decrease of 7% year-over-year.

•International revenue totaled $239.2 million, a decrease of 1% year-over-year.

•Total ad engagements increased 95% year-over-year.

•Cost per ad engagement decreased 53% year-over-year.

Net loss was $116.5 million, an increase of 9% year-over-year.

Non-GAAP net income was $56.4 million, a decrease of 5% year-over-year.

Adjusted EBITDA was $177.9 million, an increase of 2% year-over-year.

Cash, cash equivalents and short-term investments in marketable securities totaled $4.08 billion as of June 30, 2017.

Average monthly active users were 328 million for the three months ended June 30, 2017, an increase of 5% year-over-year and compared to 313 million for the three months ended June 30, 2016.

Average daily active usage for the three months ended June 30, 2017 grew 12% year-over-year.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended June 30, 2017, we had 328 million average MAUs, which represents an increase of 5% from the three months ended June 30, 2016. The growth in average MAUs was driven primarily by better relevance in email, push notifications, and the timeline, along with ongoing efforts in marketing. In the three months ended June 30, 2017, we had 68 million average MAUs in the United States and 260 million average MAUs in the rest of the world, which represent increases of 4% and 5%, respectively, from the three months ended June 30, 2016. For additional information on how we calculate MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Changes in Daily Active Users/Daily Active Usage (DAU). We define daily active users or daily active usage as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website or mobile applications on any given day. Average DAU for a period represents the number of DAUs on each day of such period divided by the number of days for such period. Changes in DAU are a measure of changes in the size of our daily logged in or otherwise authenticated active user base. To calculate the year-over-year change in DAUs, we subtract the average DAU for the three months ended in the previous year from the average DAU for the same three months ended in the current year and divide the result by the average DAU for the three months ended in the previous year. Prior to reporting results for the third quarter of 2016, we had discussed DAUs and the ratio of MAUs to DAUs. In those instances, for comparability and consistency with MAUs, DAUs also included users who accessed Twitter through our desktop applications and third-party properties. For additional information on how we calculate changes in DAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

DAU grew faster than MAU in the second quarter of 2017 as we continued to improve our product experience for our existing user base including better relevance in email, push notifications and the timeline.

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

In the three months ended June 30, 2017, ad engagements increased 95% from the three months ended June 30, 2016. The increase was driven by a continuing mix shift toward video ad impressions as well as higher click-through rates, as a result of better targeting and ad relevance, across nearly all ad formats on a like-for-like basis. In the three months ended June 30, 2017, average cost per ad engagement decreased 53% from the three months ended June 30, 2016. The decrease in cost per ad engagement reflects a higher mix of video ad engagements, and lower cost per ad engagement across the majority of ad formats compared to the second quarter of 2016.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA, non-GAAP income before income taxes, non-GAAP provision for income taxes as it relates to the calculation of non-GAAP net income, and non-GAAP net income. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses, provision (benefit) for income taxes, restructuring charges and one-time nonrecurring gain, if any.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(116,488)	$(107,217)	$(178,047)	$(186,948)
Stock-based compensation expense	113,396	167,695	230,393	318,611
Depreciation and amortization expense	103,063	93,283	205,855	181,904
Interest and other expense, net	74,716	18,200	92,803	36,787
Provision for income taxes	3,413	2,641	6,607	4,669
Restructuring charges and one-time nonrecurring gain	(226)	—	(9,798)	47
Adjusted EBITDA	$177,874	$174,602	$347,813	$355,070

Non-GAAP Net Income

We define non-GAAP net income as net loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to convertible notes, non-cash expense related to acquisitions, impairment of investments in privately-held companies, restructuring charges and one-time nonrecurring gain, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate (which was 37%).

Non-GAAP Income before Income Taxes. We define non-GAAP income before income taxes as loss before income taxes adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to convertible notes, non-cash expense related to acquisitions, impairment of investments in privately-held companies, and restructuring charges and one-time nonrecurring gain.

Non-GAAP Provision for Income Taxes. We define non-GAAP provision for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate.

The following table presents a reconciliation of net loss to non-GAAP net income for each of the periods indicated (in thousands):

	(NEW METHOD)				(PRIOR METHOD)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Reconciliation of Net Loss to Non-GAAP Net Income
Net loss	$(116,488)	$(107,217)	$(178,047)	$(186,948)	$(116,488)	$(107,217)	$(178,047)	$(186,948)
Exclude: Provision for income taxes	3,413	2,641	6,607	4,669	3,413	2,641	6,607	4,669
Loss before income taxes	(113,075)	(104,576)	(171,440)	(182,279)	(113,075)	(104,576)	(171,440)	(182,279)
Stock-based compensation expense	113,396	167,695	230,393	318,611	113,396	167,695	230,393	318,611
Amortization of acquired intangible assets	14,340	12,816	30,531	25,546	14,340	12,816	30,531	25,546
Non-cash interest expense related to convertible notes	20,041	18,570	39,289	36,940	20,041	18,570	39,289	36,940
Impairment of investments in privately-held companies	55,000	—	55,000	—	55,000	—	55,000	—
Restructuring charges and one-time nonrecurring gain	(226)	—	(9,798)	47	(226)	—	(9,798)	47
Non-GAAP income before income taxes	89,476	94,505	173,975	198,865	89,476	94,505	173,975	198,865
Non-GAAP provision for income taxes (1)	33,106	34,967	64,371	73,580	2,723	1,577	4,818	3,214
Non-GAAP net income	$56,370	$59,538	$109,604	$125,285	$86,753	$92,928	$169,157	$195,651

(1)

Beginning Q2 2017, we are changing our method of calculating our non-GAAP provision for income taxes in accordance with the SEC's Non-GAAP Financial Measures Compliance and Disclosure Interpretation. For this Quarterly Report on Form 10-Q only, we are providing the calculations under our prior method and the new method. The "New Method" consists of current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate of 37%. The "Prior Method" consists of current and deferred income tax expense on a GAAP basis excluding the income tax effects related to acquisitions. We do not, however, expect to pay significant GAAP taxes for the foreseeable future in the U.S. and certain other foreign jurisdictions and believe that our long-term effective GAAP tax rate will be lower than the U.S. statutory tax rate based upon our established tax structure.

We use non-GAAP financial measures of Adjusted EBITDA, non-GAAP income before income taxes, non-GAAP provision for income taxes, and non-GAAP net income in evaluating our operating results and for financial and operational decision-making purposes. We believe that Adjusted EBITDA, non-GAAP income before income taxes and non-GAAP net income help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA, non-GAAP income before income taxes and non-GAAP net income. We believe that Adjusted EBITDA, non-GAAP income before income taxes and non-GAAP net income provide useful information about our operating results, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision-making. We also use these measures to establish budgets and operational goals for managing our business and evaluating our performance.

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the nearest GAAP equivalent of these financial measures. Some of these limitations are:

•

These non-GAAP financial measures exclude restructuring charges, one-time nonrecurring gain and certain recurring, non-cash charges such as stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to convertible notes and impairment of investments in privately-held companies;

•	Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;
•	Adjusted EBITDA and non-GAAP income before income taxes do not reflect tax payments that reduce cash available to us;
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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Advertising services	$489,148	$534,524	$962,928	$1,065,265
Data licensing and other	84,707	67,434	159,178	131,214
Total Revenue	573,855	601,958	1,122,106	1,196,479
Costs and expenses (1)
Cost of revenue	212,908	202,966	433,247	401,371
Research and development	143,171	178,511	271,899	334,305
Sales and marketing	185,296	236,619	354,890	472,790
General and administrative	70,839	70,238	140,707	133,505
Total costs and expenses	612,214	688,334	1,200,743	1,341,971
Loss from operations	(38,359)	(86,376)	(78,637)	(145,492)
Interest expense	(26,396)	(24,934)	(51,805)	(49,827)
Other income (expense), net	(48,320)	6,734	(40,998)	13,040
Loss before income taxes	(113,075)	(104,576)	(171,440)	(182,279)
Provision for income taxes	3,413	2,641	6,607	4,669
Net loss	$(116,488)	$(107,217)	$(178,047)	$(186,948)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$6,253	$7,858	$12,205	$15,826
Research and development	63,625	90,916	128,011	166,495
Sales and marketing	20,694	45,856	45,783	91,957
General and administrative	22,824	23,065	44,394	44,333
Total stock-based compensation expense	$113,396	$167,695	$230,393	$318,611

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Advertising services	85%	89%	86%	89%
Data licensing and other	15	11	14	11
Total Revenue	100	100	100	100
Costs and expenses
Cost of revenue	37	34	39	34
Research and development	25	30	24	28
Sales and marketing	32	39	32	40
General and administrative	12	12	13	11
Total costs and expenses	107	114	107	112
Loss from operations	(7)	(14)	(7)	(12)
Interest expense	(5)	(4)	(5)	(4)
Other income (expense), net	(8)	1	(4)	1
Loss before income taxes	(20)	(17)	(15)	(15)
Provision for income taxes	1	0	1	0
Net loss	(20)%	(18)%	(16)%	(16)%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Advertising services	$489,148	$534,524	(8)%	$962,928	$1,065,265	(10)%
Data licensing and other	84,707	67,434	26%	159,178	131,214	21%
Total revenue	$573,855	$601,958	(5)%	$1,122,106	$1,196,479	(6)%

Revenue in the three and six months ended June 30, 2017 decreased by $28.1 million and $74.4 million, respectively, compared to the three and six months ended June 30, 2016.

In the three and six months ended June 30, 2017, advertising revenue decreased by 8% and 10%, respectively, compared to the three and six months ended June 30, 2016. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising products on our owned and operated platform in the three and six months ended June 30, 2017 was $435.9 million and $851.2 million, respectively, as compared to $480.7 million and $948.0 million in the three and six months ended June 30, 2016, respectively. Advertising revenue generated from the sale of our advertising products placed on third party publishers’ websites, applications and other offerings in the three and six months ended June 30, 2017 was $53.2 million and $111.7 million, respectively, as compared to $53.8 million and $117.2 million in the three and six months ended June 30, 2016, respectively. The slight decrease was driven by significantly lower contribution from TellApart (which we have been de-emphasizing and from which we expect lower revenue contribution), offset by strong performance from Twitter Audience Platform. The overall decrease in advertising revenue was primarily attributable to 53% and 58% decreases in average cost per ad engagement offset by 95% and 114% increases in the number of ad engagements in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in ad engagements was driven by a continuing mix shift toward video ad impressions as well as higher click-through rates, as a result of better targeting and ad relevance, across nearly all ad formats on a like-for-like basis. The decrease in average cost per ad engagement reflects a higher mix of video ad engagements, and lower cost per ad engagement across the majority of ad formats compared to the second quarter of 2016. Advertising revenue continued to be driven by strong growth in our video ad formats and offset by declines in traditional Promoted Tweet and direct response ad formats. Although we believe the potential to increase our revenue grows with growth in our user base and the level of engagement of our users, we expect revenue growth to continue to lag behind audience growth on a year-over-year basis in, and possibly beyond, 2017 due to lead time for sales cycles, ongoing competition and the impact from revenue products and features that we have de-emphasized (including TellApart), discontinued or not launched or may decide to de-emphasize, discontinue or not launch. As a result of these factors, we continue to face challenges that affect our ability to attract demand from advertisers.

In the three and six months ended June 30, 2017, data licensing and other revenue increased by 26% and 21%, respectively, compared to the three and six months ended June 30, 2016. A majority of the increase was attributable to growth in data licensing fees from the offering of data products. We expect to continue to grow our data revenue with a new product and channel segmented go-to-market approach.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Cost of revenue	$212,908	$202,966	5%	$433,247	$401,371	8%
Cost of revenue as a percentage of revenue	37%	34%		39%	34%

In the three months ended June 30, 2017, cost of revenue, which included TAC of $26.1 million, increased by $9.9 million compared to the three months ended June 30, 2016. The increase was attributable to a $10.8 million increase in depreciation and amortization expense primarily related to additional internally developed software, server and networking equipment and a $10.1 million increase in other direct costs that is primarily driven by an increase in content costs. The increases were offset by an $8.3 million decrease in infrastructure costs, a $2.1 million decrease in TAC due to the decrease in advertising revenue generated from the sale of our advertising products placed on third party publishers’ websites, applications and other offerings as well as the mix of those advertising products, and a $0.6 million decrease in personnel-related costs.

In the six months ended June 30, 2017, cost of revenue, which included TAC of $55.9 million, increased by $31.9 million compared to the six months ended June 30, 2016. The increase was attributable to a $27.7 million increase in other direct costs that is primarily driven by an increase in content costs, and a $21.2 million increase in depreciation and amortization expense primarily related to additional internally developed software, server and networking equipment. The increases were offset by an $8.4 million decrease in TAC due to the decrease in advertising revenue generated from the sale of our advertising products placed on third party publishers’ websites, applications and other offerings as well as the mix of those advertising products, a $6.9 million decrease in infrastructure costs, and a $1.7 million decrease in personnel-related costs.

We plan to continue to scale the capacity and enhance the capability and reliability of our infrastructure to support user growth and activity on our platform. Although we expect TAC to decrease in the near term, cost of revenue will otherwise vary in the near term from period to period as a percentage of revenue based on a number of factors, including the relative revenue growth rates, the growth rates of infrastructure costs to support user growth and activity on our platform, and the growth rates of expenses associated with our content acquisition costs as well as our hardware inventory and related costs.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Research and development	$143,171	$178,511	(20)%	$271,899	$334,305	(19)%
Research and development as a percentage of revenue	25%	30%		24%	28%

In the three months ended June 30, 2017, research and development expenses decreased by $35.3 million compared to the three months ended June 30, 2016. The decrease was attributable to a $34.3 million decrease in personnel-related costs, mainly driven by a decrease in recognition of stock-based compensation expense from a decrease in average employee headcount, a $4.3 million decrease in allocated facilities and other supporting overhead expenses, and a $0.6 million decrease in depreciation and amortization expense, offset by a $3.9 million decrease in the capitalization of costs associated with developing software for internal use.

In the six months ended June 30, 2017, research and development expenses decreased by $62.4 million compared to the six months ended June 30, 2016. The decrease was attributable to a $51.2 million decrease in personnel-related costs, mainly driven by a decrease in recognition of stock-based compensation expense from a decrease in average employee headcount, an $11.5 million one-time nonrecurring gain net of restructuring charges in the quarter ended March 31, 2017, an $8.4 million decrease in allocated facilities and other supporting overhead expenses, and a $1.0 million decrease in depreciation and amortization expense, offset by a $9.7 million decrease in the capitalization of costs associated with developing software for internal use.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Sales and marketing	$185,296	$236,619	(22)%	$354,890	$472,790	(25)%
Sales and marketing as a percentage of revenue	32%	39%		32%	40%

In the three months ended June 30, 2017, sales and marketing expenses decreased by $51.3 million compared to the six months ended June 30, 2016. The decrease was attributable to a $38.1 million decrease in personnel-related costs, driven by a decrease in average employee headcount mainly as a result of our 2016 restructuring plan, an $8.4 million decrease in allocated facilities and other supporting overhead expenses, a $5.3 million decrease in marketing and sales-related expenses, and a $0.2 million decrease in restructuring expenses, offset by a $0.7 million increase in amortization of acquired intangible assets.

In the six months ended June 30, 2017, sales and marketing expenses decreased by $117.9 million compared to the three months ended June 30, 2016. The decrease was attributable to a $76.2 million decrease in personnel-related costs, driven by a decrease in average employee headcount mainly as a result of our 2016 restructuring plan, a $31.3 million decrease in marketing and sales-related expenses, and a $16.9 million decrease in allocated facilities and other supporting overhead expenses. The decreases were offset by a $5.3 million increase in amortization of acquired intangible assets and a $1.2 million increase in restructuring expenses.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
General and administrative	$70,839	$70,238	1%	$140,707	$133,505	5%
General and administrative as a percentage of revenue	12%	12%		13%	11%

In the three months ended June 30, 2017, general and administrative expense increased by $0.6 million compared to the three months ended June 30, 2016. The increase was attributable to a $3.7 million increase in personnel-related costs, driven by an increase in average employee headcount, and a $1.0 million increase in fees and costs for professional services. These increases were offset by a $3.9 million decrease in facilities and supporting costs not allocated to other functions and a $0.2 million increase in the capitalization of costs associated with developing software for internal use.

In the six months ended June 30, 2017, general and administrative expense increased by $7.2 million compared to the six months ended June 30, 2016. The increase was attributable to a $7.4 million increase in personnel-related costs, driven by an increase in average employee headcount, a $3.2 million increase in fees and costs for professional services, a $1.1 million decrease in the capitalization of costs associated with developing software for internal use, and a $0.3 million increase in restructuring expenses, offset by a $4.8 million decrease in facilities and supporting costs not allocated to other functions.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Interest expense	$26,396	$24,934	6%	$51,805	$49,827	4%

In the three and six months ended June 30, 2017, interest expense increased by $1.5 million and $2.0 million, respectively, compared to the three and six months ended June 30, 2016. Interest expense in the three and six months ended June 30, 2017 was comprised of $25.0 million and $49.1 million, respectively, of total interest expense related to the Notes as well as the credit facility and $1.4 million and $2.7 million, respectively, related to capital leases of equipment.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income resulting from our short-term investments net of the related amortization of premium paid on such investments, and unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies as well as realized foreign exchange gains and losses on foreign exchange transactions. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(48,320)	$6,734	(818)%	$(40,998)	$13,040	(414)%

Other expense, net, was $48.3 million in the three months ended June 30, 2017 compared to other income, net of $6.7 million in the three months ended June 30, 2016. Other expense, net, was $41.0 million in the six months ended June 30, 2017 compared to other income, net of $13.0 million in the six months ended June 30, 2016. The changes were primarily attributable to the recording of an other-than-temporary impairment on a cost-method investment of $55.0 million during the second quarter of 2017 and less favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments, offset by an increase in interest income on our short term investments. Other expense, net in the three months ended June 30, 2017 was comprised of $55.0 million of other-than-temporary impairment on a cost-method investment, $3.1 million of foreign currency exchange net loss and $0.3 million of other expense, offset by $10.1 million of interest and other income. Other expense, net in the six months ended June 30, 2017 was comprised of $55.0 million of other-than-temporary impairment on a cost-method investment, $4.1 million of foreign currency exchange net loss and $0.4 million of other expense, offset by $18.5 million of interest and other income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Provision for income taxes	$3,413	$2,641	$6,607	$4,669

Our provision for income taxes in the three and six months ended June 30, 2017 increased by $0.8 million and $1.9 million, respectively, compared to the three and six months ended June 30, 2016, primarily due to increased foreign income taxes partially offset by reduced U.S. income taxes.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(178,047)	$(186,948)
Net cash provided by operating activities	393,155	377,320
Net cash used in investing activities	(63,068)	(313,331)
Net cash used in financing activities	(38,823)	(33,683)

Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds.

As of June 30, 2017, we had $4.08 billion of cash, cash equivalents and short-term investments in marketable securities, of which $180.6 million was held by our foreign subsidiaries. Under the current tax laws, if these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate certain of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Credit Facility

In October 2013, we entered into a revolving credit agreement with certain lenders which provides for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Our obligations under the credit facility are guaranteed by one of our wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payment of dividends. As of June 30, 2017, no amounts had been drawn under the credit facility.

Operating Activities

Cash provided by operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, amortization of discount on our Notes, deferred income taxes, impairment of investments in privately-held companies, non-cash restructuring charges, as well as the effect of changes in working capital and other activities. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenue, increases in operating expenses and costs related to acquisitions. For additional discussion, see “Part II—Other Information, Item 1A. Risk Factors.”

Cash provided by operating activities in the six months ended June 30, 2017 was $393.2 million, an increase in cash inflow of $15.8 million compared to the six months ended June 30, 2016. Cash provided by operating activities was driven by a net loss of $178.0 million, as adjusted for the exclusion of non-cash expenses totaling $526.3 million, of which $230.4 million was related to stock-based compensation expense and $55.0 million was related to other-than-temporary impairment on a cost-method investment, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $44.9 million.

Cash provided by operating activities in the six months ended June 30, 2016 was $377.3 million. Cash provided by operating activities was driven by a net loss of $186.9 million, as adjusted for the exclusion of non-cash expenses totaling $545.3 million, of which $318.6 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $18.9 million.

Investing Activities

Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.

Cash used in investing activities in the six months ended June 30, 2017 was $63.1 million, a decrease in cash outflow of $250.3 million compared to the six months ended June 30, 2016. The decrease in cash outflow was primarily due to a $295.8 million increase in proceeds from sales and maturities of marketable securities, a net $80.1 million decrease in cash used in business combinations, a $77.5 million decrease in purchases of investments in privately-held companies, a $35.0 million increase in proceeds from sale of long-lived assets, and a $15.0 million decrease in purchases of property and equipment, offset by a $247.1 million increase in the purchases of marketable securities and a $6.0 million increase in expenditures on other investing activities.

We anticipate making capital expenditures in 2017 of approximately $300 million to $400 million, a portion of which we may finance through capital leases, as we continue to expand our co-located data centers.

Financing Activities

Our primary financing activities consist of issuances of securities, capital lease financing and stock option exercises by employees.

Cash used in financing activities in the six months ended June 30, 2017 was $38.8 million, an increase in cash outflow of $5.1 million compared to the six months ended June 30, 2016. The increase in cash outflow was due to a $6.4 million increase in payments of capital lease obligations and a $1.8 million decrease in proceeds from the issuance of shares of stock from the ESPP, offset by a net $2.0 million decrease in tax payments related to net share settlements of equity awards and other activities and a net $1.1 million increase in proceeds from option exercises.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2017.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of June 30, 2017, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $16.5 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency gains were immaterial for the three and six months ended June 30, 2017 and 2016. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 5% change in exchange rates against the U.S. dollars would have resulted in a gain or loss of approximately $3.0 million as of June 30, 2017.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.

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

The size of our user base and our users’ level of engagement are critical to our success. We had 328 million average MAUs in the three months ended June 30, 2017, representing a 5% increase from 313 million average MAUs in the three months ended June 30, 2016. DAUs for the three months ended June 30, 2017 increased 12% year over year. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will continue to slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Germany, India, Japan, the Philippines, Saudi Arabia, South Korea and Thailand, to continue to be higher than our user growth rate in the United States. To the extent our logged-in user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter and monetizing our total audience on logged-out usage and syndicated properties as well as increasing revenue growth from the sale to advertisers of our advertising products which we place on Twitter properties and third party publishers’ websites, applications and other offerings. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

•

users, including influential users, such as world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands or certain age demographics, engage with other products, services or activities as an alternative to ours;

•	we are unable to convince potential or new users of the value and usefulness of our products and services;
•	there is a decrease in the perceived quantity, quality, usefulness or relevance of the content generated by our users or content partners;
•	our content partners terminate their relationships with us or do not renew their agreements on economic or other terms that are favorable to us;
•	there are user concerns related to privacy and communication, safety, security, spam or other hostile or inappropriate usage or other factors;
•	we fail to introduce new and improved products or services or if we introduce new or improved products or services that are not favorably received or that negatively affect user engagement;
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

•	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful and relevant to them;
•	users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, format, relevance and prominence of ads that we display;
•

there are adverse changes in our products or services that are mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements or consent decrees;

•	we fail to provide adequate customer service to users; or
•	we do not maintain our brand image or our reputation is damaged.

We believe that returning to meaningful MAU growth is dependent on improving our product and feature offerings to demonstrate our value proposition to a larger audience. If we are unable to increase our user base, user growth rate or user engagement, or if these metrics decline, our products and services could be less attractive to potential or new users, as well as to advertisers, content partners and platform partners, which would have a material and adverse impact on our business, financial condition and operating results.

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 89% and 86% of our revenue from advertising in the fiscal year ended December 31, 2016 and the six months ended June 30, 2017, respectively. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending as well as the re-evaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Since our initial public offering, our revenue growth has been primarily driven by increases in the number of our users and increases in our ad load driven by strong advertiser demand as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase the number of our users, their engagement or monetize our larger global audience. Our advertising revenue could be adversely affected by a number of other factors, including:

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

•	if we are unable to demonstrate the value of, or attract video and video advertisements on, our platform;
•	decreases in the perceived quantity, quality, usefulness or relevance of the content generated by our users or content partners;
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

We believe that our ability to compete effectively for users depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors;
•	the amount, quality and timeliness of content generated by our users and content partners;
•	the timing and market acceptance of our products and services;
•	our ability, in and of itself and in comparison to the ability of our competitors, to develop new products and services and enhancements to existing products and services;
•	the frequency and relative prominence of the ads displayed by us or our competitors;
•	our ability to establish and maintain relationships with content partners;
•	our ability to develop a reliable, scalable, secure, high-performance technology infrastructure that can efficiently handle increased usage globally;
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

•	the pricing of our products and services;
•	the development and introduction of new products or services, changes in features of existing products or services or de-emphasis or termination of existing products, product features or services;
•	the impact of competitors or competitive products and services;
•	our ability to maintain or increase revenue;
•	our ability to maintain or improve gross margins and operating margins;
•	increases in research and development, marketing and sales and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	stock-based compensation expense;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs;
•	system failures resulting in the inaccessibility of our products and services;
•	breaches of security or privacy, and the costs associated with remediating any such breaches;
•	adverse litigation judgments, settlements or other litigation-related costs, and the fees associated with investigating and defending claims;
•	changes in the legislative or regulatory environment, including with respect to security, privacy or enforcement by government regulators, including fines, orders or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	changes in U.S. generally accepted accounting principles; and
•	changes in global business or macroeconomic conditions.

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

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 79% of our average MAUs in the three months ended June 30, 2017, but our international revenue, as determined based on the billing location of our advertisers, was only 42% of our consolidated revenue in the three months ended June 30, 2017. Our inability to successfully expand our business internationally could adversely affect our business, financial condition and operating results.

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

Since our inception, we have incurred significant operating losses, and, as of June 30, 2017, we had an accumulated deficit of $2.74 billion. Although our revenue has grown rapidly, increasing from $664.9 million in 2013 to $2.55 billion in 2016, our revenue growth rate has slowed as a result of a variety of factors. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our costs may increase in future periods as we continue to expend substantial financial resources on:

•	our technology infrastructure;
•	research and development for our products and services;

•	sales and marketing;
•	attracting and retaining talented employees;
•	strategic opportunities, including commercial relationships and acquisitions; and
•	general administration, including personnel costs and legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. Additionally, certain new revenue products or product features may carry higher costs relative to our other products, which may decrease our margins.  If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly assess the playing field and determine whether we need to improve or re-allocate resources amongst our existing products and services or create new ones (independently or in conjunction with third parties). Our ability to increase the size and engagement of our user base, attract content partners, advertisers and platform partners and generate revenue will depend on those decisions. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, in 2015, we introduced Periscope, a mobile application that lets users share and experience live video from their mobile phones and in 2013, we introduced Vine, a mobile application that enables users to create and distribute videos that are up to six seconds in length, which we discontinued in January 2017 but transitioned certain product features to the Vine Camera app. Also, we introduced new features to Twitter such as “Moments”, a curated collection of Tweets, photos, videos, and Periscope broadcasts about current news stories or events; “In Case You Missed It,” which surfaces Tweets a logged-in user may have missed since last accessing Twitter; and Instant Timeline, which helps create a timeline for new users as well as new features to our Promoted Tweets like promoted video ads. If new or enhanced products, product features or services fail to engage users, content partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives that do not directly generate revenue but which we believe will enhance our attractiveness to users, content partners and advertisers. In the future, we may invest in new products, product features, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services, enable us to develop new approaches to monetization or meet the expectations of our users or third-party business partners, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy of users and others. While we strive to comply with applicable data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to so comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, in April 2016, European legislative bodies adopted the General Data Protection Regulation to replace European Union and national data protection legislation effective May 2018, which includes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we rely on a variety of legal bases to transfer certain personal information outside of the European Economic Area, including the EU-US Privacy Shield Framework, or Privacy Shield, and EU Standard Contractual Clauses, or SCCs. The Privacy Shield is currently under review by regulatory authorities and it and the SCCs are both subject of legal challenges in European courts, and the absence of successor legal bases for continued data transfer could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. Any of these changes to EU data protection law could disrupt our business.

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

Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas such as privacy and liability for copyright infringement by third parties. The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning user behavior on the Internet, including regulation aimed at restricting certain online tracking and targeted advertising practices. Additionally, recent amendments to U.S. patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement.

Additionally, we have relationships with third parties that perform a variety of functions such as payments processing, tokenization, vaulting, currency conversion, fraud prevention and data security audits. The laws and regulations related to online payments are complex, subject to change, and vary across different jurisdictions in the United States and globally. As a result, we may be required to spend significant time, effort and expense to comply with applicable laws and regulations. Any failure or claim of our failure to comply, or any failure or claim of failure by the above-mentioned third parties to comply, could increase our costs or could result in liabilities.  Additionally, because Twitter accepts payment via credit cards and is certified as a PCI Level 1 service provider, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard.

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

Our products and services involve the storage and transmission of users’ and advertisers’ information, and security breaches expose us to a risk of loss of this information, litigation, increased security costs and potential liability. We also work with third-party vendors to process credit card payments by our customers and are subject to payment card association operating rules. We and our third-party service providers experience cyber-attacks of varying degrees on a regular basis. For example, in October 2016, we experienced a service outage as a result of several distributed denial of service attacks on our domain name service provider, Dyn. Third parties may also gain access to Twitter user names and passwords without attacking Twitter directly by combining credential information from other recent breaches, using malware on victim machines that are stealing passwords for all sites, or a combination of both.  In addition, some of our developers or other partners, such as third party applications to which our users have given permission to Tweet on their behalf, may receive or store information provided by us or by our users through mobile or web applications integrated with us. If these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users' data may be improperly accessed, used, or disclosed.

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

We also seek to obtain patent protection for some of our technology and as of June 30, 2017, we had 1,034 issued U.S. patents. We may be unable to obtain patent protection for our technologies, and our existing patents, and any patents that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the six months ended June 30, 2017, 91% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, a significant portion of users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

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

We also make investments in privately-held companies in furtherance of our strategic objectives. We may not realize a return and may recognize a loss on such investments. Many of the instruments in which we invest are non-marketable at the time of our initial investment. Companies in which we invest range from early-stage companies still defining their strategic direction to more mature companies with established revenue streams and business models. The success of our investment in any company is typically dependent on the availability to the company of additional funding on favorable terms, or a liquidity event, such as a public offering or acquisition. If any of the companies in which we invest decrease in value, we could lose all or part of our investment.  For example, in June 2017, we recorded a $55.0 million cost-method investment impairment charge relating to an investment in a privately-held company.

In certain cases, we have also divested or stopped investing in certain products. For instance, in January 2017, we divested certain assets related to our Fabric platform.  In 2017, we also de-emphasized certain of our revenue products, including TellApart. In these cases, we have needed to and may, in the future, need to restructure operations, terminate employees and/or incur other expenses. We may not realize the expected benefits and cost savings of these actions and our results may be harmed.

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

In 2014, we issued $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, in private placements to qualified institutional buyers. As of June 30, 2017, we had a total par value of $1.89 billion of outstanding Notes.

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

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2017, we had recorded a total of $1.25 billion of goodwill and intangible assets. An adverse change in market conditions or financial results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $13.72, through June 30, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

Concurrently with the issuance of the Notes, we entered into note hedge transactions with certain financial institutions, which we refer to as the option counterparties. The note hedge transactions are generally expected to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. We also entered into warrant transactions with the option counterparties. However, the warrant transactions could separately have a dilutive effect to the extent that the market price of our common stock exceeds the applicable strike price of the warrants.

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

TWITTER, INC.

Date: August 2, 2017	By:	/s/ Jack Dorsey
Jack Dorsey
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2017	By:	/s/ Anthony Noto
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