Form 10-Q
period 2017-09-30
TWITTER, INC.
filed 2017-11-01
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of October 26, 2017 was 742,793,573.

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

•

our business strategies, plans and priorities, including our plans for growth, investment in and refinement of our products and services, including our decisions to deprecate, discontinue or not launch certain products and product features;

•	our ability to provide new content from third parties, including our ability to secure live streaming video content on economic and other terms that are acceptable to us;
•	our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth and growth rates and the continued usage of our mobile applications, including the impact of seasonality and a recent change to the Safari interface;
•	our ability to increase our revenue and our revenue growth rate, including by differentiating and scaling revenue products and our expectations regarding revenue mix;
•	our expectations regarding revenue growth vis-à-vis audience growth, competition and the effects of advertiser sales cycle and product deprecation;
•	our ability to improve user monetization, including of our logged out and syndicated audiences;
•

our future financial performance, including trends in cost per ad engagement, revenue, cost of revenue, operating expenses, including stock-based compensation and income taxes; our expectations regarding our tax expense and cash taxes;

•	our expectations regarding outstanding litigation;
•	the effects of seasonal trends on our results of operations;
•	the impact of our recent financial results on our valuation allowance for federal and state deferred tax assets;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our expectations regarding international operations.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,586,558	$988,598
Short-term investments	2,671,538	2,785,981
Accounts receivable, net of allowance for doubtful accounts of $5,362 and $7,216 as of September 30, 2017 and December 31, 2016, respectively	509,854	650,650
Prepaid expenses and other current assets	234,472	226,967
Total current assets	5,002,422	4,652,196
Property and equipment, net	753,317	783,901
Intangible assets, net	54,560	95,334
Goodwill	1,187,880	1,185,315
Other assets	77,610	153,619
Total assets	$7,075,789	$6,870,365
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$103,112	$122,236
Accrued and other current liabilities	296,152	380,937
Capital leases, short-term	81,938	80,848
Total current liabilities	481,202	584,021
Convertible notes	1,604,932	1,538,967
Capital leases, long-term	85,622	66,837
Deferred and other long-term tax liabilities, net	11,858	7,556
Other long-term liabilities	62,769	68,049
Total liabilities	2,246,383	2,265,430
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 741,907 and 721,572 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	7,628,966	7,224,534
Accumulated other comprehensive loss	(36,756)	(69,253)
Accumulated deficit	(2,762,808)	(2,550,350)
Total stockholders' equity	4,829,406	4,604,935
Total liabilities and stockholders' equity	$7,075,789	$6,870,365

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$589,633	$615,934	$1,711,739	$1,812,413
Costs and expenses
Cost of revenue	210,016	225,159	643,263	626,530
Research and development	136,115	177,049	408,014	511,354
Sales and marketing	172,957	224,436	527,847	697,226
General and administrative	63,266	67,379	203,973	200,884
Total costs and expenses	582,354	694,023	1,783,097	2,035,994
Income (loss) from operations	7,279	(78,089)	(71,358)	(223,581)
Interest expense	(26,732)	(24,860)	(78,537)	(74,687)
Other income (expense), net	1,922	6,640	(39,076)	19,680
Loss before income taxes	(17,531)	(96,309)	(188,971)	(278,588)
Provision for income taxes	3,564	6,562	10,171	11,231
Net loss	$(21,095)	$(102,871)	$(199,142)	$(289,819)
Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.15)	$(0.27)	$(0.42)
Diluted	$(0.03)	$(0.15)	$(0.27)	$(0.42)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	736,515	704,359	729,626	698,104
Diluted	736,515	704,359	729,626	698,104

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(21,095)	$(102,871)	$(199,142)	$(289,819)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on investments in available-for-sale securities	564	594	404	4,075
Change in foreign currency translation adjustment	9,508	(2,400)	32,093	(4,818)
Net change in accumulated other comprehensive loss	10,072	(1,806)	32,497	(743)
Comprehensive loss	$(11,023)	$(104,677)	$(166,645)	$(290,562)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(199,142)	$(289,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	303,347	282,782
Stock-based compensation expense	331,352	477,138
Amortization of discount on convertible notes	59,644	55,590
Changes in bad debt provision	26	2,253
Deferred income taxes	(1,343)	58
Impairment of investments in privately-held companies	62,439	2,000
Other adjustments	(1,278)	7,374
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	155,598	51,191
Prepaid expenses and other assets	4,353	2,331
Accounts payable	(14,458)	(26,291)
Accrued and other liabilities	(67,436)	1,905
Net cash provided by operating activities	633,102	566,512
Cash flows from investing activities
Purchases of property and equipment	(117,800)	(170,552)
Purchases of marketable securities	(2,020,115)	(2,277,727)
Proceeds from maturities of marketable securities	2,023,778	2,033,257
Proceeds from sales of marketable securities	108,818	174,017
Proceeds from sales of long-lived assets	35,000	—
Changes in restricted cash	3,209	(6,606)
Purchases of investments in privately-held companies	(825)	(81,502)
Business combinations, net of cash acquired	—	(80,142)
Other investing activities	(10,102)	(1,181)
Net cash provided by (used in) investing activities	21,963	(410,436)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(7,049)	(11,098)
Payments of capital lease obligations	(80,685)	(73,897)
Proceeds from exercise of stock options	7,872	7,070
Proceeds from issuances of common stock under employee stock purchase plan	14,019	15,821
Other financing activities	—	570
Net cash used in financing activities	(65,843)	(61,534)
Net increase in cash and cash equivalents	589,222	94,542
Foreign exchange effect on cash and cash equivalents	8,738	5,944
Cash and cash equivalents at beginning of period	988,598	911,471
Cash and cash equivalents at end of period	$1,586,558	$1,011,957
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$—	$644
Equipment purchases under capital leases	$100,633	$63,022
Changes in accrued property and equipment purchases	$(23,521)	$7,779

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

Recently issued accounting pronouncements not yet adopted

In May 2014, the FASB issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current GAAP guidance on this topic and eliminate industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March 2016, April 2016, May 2016 and December 2016, the FASB further amended the guidance to clarify the implementation on principal versus agent considerations, the identification of performance obligation and the licensing implementation guidance to provide narrow-scope improvements and practical expedients, and technical corrections and improvements. The Company will adopt this standard effective January 1, 2018 using the modified retrospective method. The Company is finalizing its analysis of the impact this standard will have on the consolidated financial statements and continues to validate the recognition impact on data licensing and other revenue. The Company does not expect the impact of adopting the standard to be material to the Company’s consolidated financial statements. As part of the Company’s assessment and implementation plan, the Company is finalizing changes to its policies and procedures and evaluating and implementing changes to its internal controls. The Company continues to finalize its required disclosures under the new standard.

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

With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2017, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance or potential significance to the Company.

Note 2. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$279,615	$253,808
Money market funds	920,105	422,515
U.S. government and agency securities including treasury bills	29,995	12,639
Corporate notes, commercial paper and certificates of deposit	356,843	299,636
Total cash and cash equivalents	$1,586,558	$988,598
Short-term investments:
U.S. government and agency securities including treasury bills	$971,514	$1,183,768
Corporate notes, commercial paper and certificates of deposit	1,700,024	1,602,213
Total short-term investments	$2,671,538	$2,785,981

The contractual maturities of securities classified as available-for-sale as of September 30, 2017 were as follows (in thousands):

September 30,
2017
Due within one year	$2,089,071
Due after one year through two years	582,467
Total	$2,671,538

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	September 30, 2017
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$972,996	$129	$(1,611)	$971,514
Corporate notes, commercial paper and certificates of deposit	1,700,172	254	(402)	1,700,024
Total available-for-sale securities classified as short-term investments	$2,673,168	$383	$(2,013)	$2,671,538

	December 31, 2016
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,185,274	$136	$(1,642)	$1,183,768
Corporate notes, commercial paper and certificates of deposit	1,603,048	114	(949)	1,602,213
Total available-for-sale securities classified as short-term investments	$2,788,322	$250	$(2,591)	$2,785,981

The gross unrealized loss on securities in a continuous loss position for 12 months or longer was not material as of September 30, 2017 and December 31, 2016.

Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above as the Company believes that the decrease in fair value of these securities is temporary and expects to recover the initial cost of investment for these securities.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 based on the three-tier fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$920,105	$—	$—	$920,105
Treasury bills	29,995	—	—	29,995
Commercial paper	—	344,724	—	344,724
Certificates of deposit	—	12,119	—	12,119
Short-term investments:
U.S. government securities	—	593,594	—	593,594
Agency securities	—	377,920	—	377,920
Corporate notes	—	747,623	—	747,623
Commercial paper	—	264,822	—	264,822
Certificates of deposit	—	687,579	—	687,579
Other current assets:
Foreign currency contracts	—	2,555	—	2,555
Total	$950,100	$3,030,936	$—	$3,981,036
Liabilities
Other current liabilities:
Foreign currency contracts	—	1,353	—	1,353
Total	$—	$1,353	$—	$1,353

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$422,515	$—	$—	$422,515
Treasury bills	12,639	—	—	12,639
Corporate notes	—	7,387	—	7,387
Commercial paper	—	292,249	—	292,249
Short-term investments:
U.S. government securities	—	657,502	—	657,502
Agency securities	—	526,266	—	526,266
Corporate notes	—	689,986	—	689,986
Commercial paper	—	311,238	—	311,238
Certificates of deposit	—	600,989	—	600,989
Other current assets:
Foreign currency contracts	—	1,955	—	1,955
Total	$435,154	$3,087,572	$—	$3,522,726
Liabilities
Other current liabilities:
Foreign currency contracts	—	500	—	500
Total	$—	$500	$—	$500

In 2014, the Company issued $935.0 million principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Refer to Note 8 – Convertible Senior Notes for further details on the Notes. The estimated fair value of the 2019 Notes and 2021 Notes based on a market approach as of September 30, 2017 was approximately $887.3 million and $878.1 million, respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $512.7 million and $536.9 million at September 30, 2017 and December 31, 2016, respectively.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		September 30,	December 31,
	Balance Sheet Location	2017	2016
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$2,555	$1,955
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$1,353	$500

The Company recognized $2.7 million and $5.1 million of net gains on the foreign currency contracts in the three and nine months ended September 30, 2017, respectively. The Company recognized $0.2 million and $4.9 million of net losses on the foreign currency contracts in the three and nine months ended September 30, 2016, respectively.

Note 4. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	September 30,	December 31,
	2017	2016
Property and equipment, net
Equipment	$1,014,235	$909,797
Furniture and leasehold improvements	321,853	304,613
Capitalized software	432,759	353,163
Construction in progress	65,375	74,255
Total	1,834,222	1,641,828
Less: Accumulated depreciation and amortization	(1,080,905)	(857,927)
Property and equipment, net	$753,317	$783,901

Note 5. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2016	$1,185,315
Foreign currency translation adjustment and other	2,565
Balance as of September 30, 2017	$1,187,880

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
September 30, 2017:
Patents and developed technologies	$123,908	$(72,293)	$51,615
Publisher and advertiser relationships	53,100	(50,155)	2,945
Total	$177,008	$(122,448)	$54,560
December 31, 2016:
Patents and developed technologies	$122,611	$(47,160)	$75,451
Publisher and advertiser relationships	53,100	(33,217)	19,883
Total	$175,711	$(80,377)	$95,334

Amortization expense associated with intangible assets for the three months ended September 30, 2017 and 2016 was $11.1 million and $16.6 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $41.6 million and $42.1 million, respectively.

Estimated future amortization expense as of September 30, 2017 is as follows (in thousands):

Remainder of 2017	$4,880
2018	16,096
2019	8,537
2020	6,263
2021	5,867
Thereafter	12,917
Total	$54,560

Note 6. Accrued and Other Current Liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	September 30,	December 31,
	2017	2016
Accrued compensation	$92,992	$82,354
Accrued restructuring	35,945	55,942
Accrued publisher, content and ad network costs	22,243	44,362
Deferred revenue	23,094	33,659
Accrued tax liabilities	35,012	34,253
Accrued fixed assets and maintenance	7,457	25,265
Accrued other	79,409	105,102
Total	$296,152	$380,937

Note 7. Investments in Privately-Held Companies

The Company makes strategic investments in privately-held companies and assesses the accounting for these investments under the equity or cost method. The Company also evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of September 30, 2017, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily accounted for using the cost method which had a carrying value of $27.6 million and $90.2 million as of September 30, 2017 and December 31, 2016, respectively. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within Other Assets on the consolidated balance sheets.

The Company periodically evaluates the carrying value of the cost-method investments, when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices hence the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the private company, the amount of cash that the privately-held company has on-hand, the ability to obtain additional financing and overall market conditions in which the private company operates.

In the three months ended June 30, 2017, the Company determined that the estimated fair value of a cost-method investment, valued using Level 3 inputs, was below its carrying value and that the carrying value of this investment was not expected to be recoverable within a reasonable period of time. The Company calculated the expected value of the cost-method investment based on third-party offers received by the investee and the Company’s expectation of its negotiated investment value based on the amount of cash that the investee had on-hand, the investee’s ability to obtain additional financing and overall market conditions in which the investee operated. Based on this analysis, the Company recorded a $55.0 million other-than-temporary impairment charge during the three months ended June 30, 2017 within other income (expense), net in the consolidated statements of operations.

In the three months ended September 30, 2017, based on the investee completing a financing with third parties and reorganization on August 12, 2017, the Company finalized its calculation of the expected value of the cost-method investment using a Monte Carlo option pricing model. Based on this analysis, the Company recorded a $7.4 million other-than-temporary impairment charge during the three months ended September 30, 2017 within other income (expense), net in the consolidated statements of operations. Total other-than-temporary impairment charge recorded in the nine months ended September 30, 2017 and 2016 was $62.4 million and $2.0 million, respectively. No impairment charge was recorded in the three months ended September 30, 2016.

Note 8. Convertible Senior Notes

In 2014, the Company issued $935.0 million principal amount of 2019 Notes and $954.0 million principal amount of 2021 Notes. The total net proceeds from this offering were approximately $1.86 billion, after deducting $28.3 million of initial purchasers’ discount and $0.5 million debt issuance costs in connection with the 2019 Notes and the 2021 Notes.

The interest rates are fixed at 0.25% and 1.00% per annum for the 2019 Notes and the 2021 Notes, respectively, and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015. For the three months ended September 30, 2017 and 2016, the Company recognized $22.5 million and $21.3 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt discount prior to capitalization of interest, and $3.0 million and $2.9 million, respectively, of coupon interest expense. For the nine months ended September 30, 2017 and 2016, the Company recognized $66.0 million and $62.6 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt discount prior to capitalization of interest, and $8.9 million and $8.9 million, respectively, of coupon interest expense.

The Notes consisted of the following (in thousands):

	September 30, 2017		December 31, 2016
	2019 Notes	2021 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$935,000	$954,000
Unamortized initial purchasers' discount and debt discount (1)	(100,572)	(183,496)	(136,376)	(213,657)
Net carrying amount	$834,428	$770,504	$798,624	$740,343
Carrying amount of the equity component (2)	$222,826	$283,283	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of September 30, 2017, the remaining life of the 2019 Notes and 2021 Notes is approximately 23 months and 47 months, respectively.

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

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding, during the period, including potential dilutive common stock instruments. In the three and nine months ended September 30, 2017 and 2016, the Company’s potential common stock instruments such as stock options, restricted stock units (“RSUs”), shares to be purchased under the 2013 Employee Stock Purchase Plan (“ESPP”), shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(21,095)	$(102,871)	$(199,142)	$(289,819)
Basic shares:
Weighted-average common shares outstanding	740,290	711,340	733,698	704,418
Weighted-average restricted stock subject to repurchase	(3,775)	(6,981)	(4,072)	(6,314)
Weighted-average shares used to compute basic net loss per share	736,515	704,359	729,626	698,104
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	736,515	704,359	729,626	698,104
Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.15)	$(0.27)	$(0.42)
Diluted	$(0.03)	$(0.15)	$(0.27)	$(0.42)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Nine Months Ended
	September 30,
	2017	2016
RSUs	32,153	54,666
Warrants	24,329	24,329
Stock options	5,002	8,953
Shares subject to repurchase and others	6,133	8,468

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

During the nine months ended September 30, 2017, employees purchased an aggregate of 1.1 million shares under the ESPP at a weighted-average price of $12.43 per share. During the nine months ended September 30, 2016, employees purchased an aggregate of 1.3 million shares under the ESPP at a price of $11.99 per share. During the three months ended September 30, 2017 and 2016, the Company recorded $1.9 million and $4.4 million, respectively, and recorded $6.3 million and $15.8 million during the nine months ended September 30, 2017 and 2016, respectively, of stock-based compensation expense related to the ESPP.

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

The activities for the restricted common stock issued to employees for the nine months ended September 30, 2017 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2016	5,097	$23.04
Vested	(1,477)	$24.40
Canceled	(474)	$38.71
Unvested restricted common stock at September 30, 2017	3,146	$20.04

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2017 is as follows (in thousands, except years and per share data):

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding at December 31, 2016	8,723	$7.71	4.25	$98,240
Options exercised	(3,526)	$2.23
Options canceled	(195)	$2.74
Outstanding at September 30, 2017	5,002	$11.75	5.00	$48,053
Exercisable at September 30, 2017	4,062	$9.61	4.34	$43,239

The total intrinsic values of stock options exercised during the three months ended September 30, 2017 and 2016 were $4.8 million and $5.8 million, respectively, and $48.9 million and $38.0 million during the nine months ended September 30, 2017 and 2016, respectively.

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

During the nine months ended September 30, 2017, the Company granted 345,622 PRSUs, at the 100% target level, for the 2017 performance goals with a weighted-average grant date fair value of $15.39 per share. During the year ended December 31, 2016, the Company granted 165,833 PRSUs, at the 100% target level, of which 117,808 vested in 2017.

The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a two year period from the grant date and the executives continued employment through the vesting date (“TSR RSUs”). During the nine months ended September 30, 2017, the Company granted 146,067 TSR RSUs with a weighted-average grant date fair value of $13.02 per share.

In addition, there are 1,741,867 additional PRSUs and TSR RSUs that will vest based on performance goals and Total Shareholder Return (“TSR”) targets in 2018 to 2020, if achieved, at target levels. Since the performance and TSR targets for those additional awards have not been established, they are not considered granted nor are they presented as outstanding.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs, for the nine months ended September 30, 2017. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2016	48,069	$22.64
Granted	11,176	$15.51
Vested	(16,444)	$22.25
Canceled	(10,648)	$22.26
Unvested and outstanding at September 30, 2017	32,153	$20.49

The total fair value of RSUs vested during the three months ended September 30, 2017 and 2016 was $88.3 million and $124.5 million, respectively, and $275.3 million and $336.9 million during the nine months ended September 30, 2017 and 2016, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$5,625	$7,165	$17,830	$22,991
Research and development	57,174	87,163	185,185	253,658
Sales and marketing	22,433	41,227	68,216	133,184
General and administrative	15,727	22,972	60,121	67,305
Total stock-based compensation expense	$100,959	$158,527	$331,352	$477,138

The Company capitalized $12.0 million and $20.2 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended September 30, 2017 and 2016, respectively, and $42.3 million and $60.7 million in the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there was $609.6 million of gross unamortized stock-based compensation expense related to unvested awards which will be recognized, net of actual forfeiture in the future, over a weighted-average period of 2.3 years. Upon adoption of the stock-based compensation expense simplification rule as of January 1, 2017, the Company no longer applies a forfeiture rate to determine the unamortized stock-based compensation expense; instead, the Company accounts for forfeitures as they occur.

Note 11. Income Taxes

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-US activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under a Federal income tax examination by the Internal Revenue Service (IRS) for tax years 2011, 2012 and 2013, and under examination in California for tax years 2013 through 2015. The Company believes that adequate amounts have been reserved in these jurisdictions. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company recorded an income tax provision of $3.6 million and $6.6 million for the three months ended September 30, 2017 and 2016, respectively, and an income tax provision of $10.2 million and $11.2 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, based on the available objective evidence, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2017 will not be realized by the end of the 2017 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2017. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences.

During the three and nine months ended September 30, 2017, the amount of gross unrecognized tax benefits increased by $13.4 million and $36.8 million, respectively. As of September 30, 2017, the Company has $306.4 million of unrecognized tax benefits, including $297.3 million of unrecognized tax benefits which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance, while the remaining $9.1 million of unrecognized tax benefits which, if recognized, would affect the annual effective tax rate.

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

As of September 30, 2017, no amounts had been drawn under the credit facility.

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

Legal Proceedings

The Company is currently involved in, and will likely in the future be involved in, legal proceedings, claims and government investigations in the normal course of business. These proceedings, in the form of both individual and class action litigation, have included, but are not limited to matters involving intellectual property, defamation, privacy, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of September 30, 2017 and December 31, 2016, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three and nine months ended September 30, 2017 and 2016 with respect to litigation or loss contingencies.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of September 30, 2017 and December 31, 2016.

Note 13. Operations by Geographic Area

Revenue

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue by services:
Advertising services	$502,802	$544,966	$1,465,730	$1,610,231
Data licensing and other	86,831	70,968	246,009	202,182
Total revenue	$589,633	$615,934	$1,711,739	$1,812,413

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue by geographic area:
United States	$332,092	$373,954	$1,007,351	$1,124,897
Japan	90,608	73,860	237,455	189,235
Rest of World	166,933	168,120	466,933	498,281
Total revenue	$589,633	$615,934	$1,711,739	$1,812,413

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	September 30,	December 31,
	2017	2016
Property and equipment, net:
United States	$705,848	$728,429
International	47,469	55,472
Total property and equipment, net	$753,317	$783,901

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

Certain of the Company’s directors have affiliations with customers of the Company. The Company recognized revenue under contractual obligations from such customers of $6.2 million and $16.2 million for the three and nine months ended September 30, 2017, respectively. The Company had outstanding receivable balances of $4.2 million from such customers as of September 30, 2017.

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

The following table summarizes the activities related to restructuring charges, as discussed above (in thousands):

	2016 Employee	2016
	Termination Plan	Lease Plan
Charges	$21,611	$79,685
Cash payment	(11,629)	(3,562)
Non-cash and other adjustments	(6,357)	(19,577)
Accrued as of December 31, 2016	$3,625	$56,546
Charges (1)	$772	$2,824
Cash payment	(4,225)	(20,369)
Non-cash and other adjustments	76	(3)
Accrued as of September 30, 2017	$248	$38,998

Reflected in consolidated balance sheets as of September 30, 2017:
Accrued and other current liabilities	$248	$35,697
Other long-term liabilities	$—	$3,301

(1)

For the three months ended September 30, 2017, the Company recorded restructuring charges related to its 2016 Lease Plan of $0.5 million within sales and marketing, $0.4 million within research and development, $0.3 million within general and administrative and $0.1 million within cost of revenue in the consolidated statements of operations. For the nine months ended September 30, 2017, the Company recorded restructuring charges related to its 2016 Lease Plan of $1.8 million within sales and marketing, $1.0 million within research and development, $0.6 million within general and administrative and $0.2 million within cost of revenue in the consolidated statements of operations.

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

Overview and Highlights of Quarterly Results

Revenue in the third quarter of 2017 totaled $589.6 million, a decrease of 4% compared to $615.9 million in the third quarter of 2016.

•Advertising revenue totaled $502.8 million, a decrease of 8% year-over-year.

•Data licensing and other revenue totaled $86.8 million, an increase of 22% year-over-year.

•U.S. revenue totaled $332.1 million, a decrease of 11% year-over-year.

•International revenue totaled $257.5 million, an increase of 6% year-over-year.

•Total ad engagements increased 99% year-over-year.

•Cost per ad engagement decreased 54% year-over-year.

Net loss was $21.1 million, a decrease of 79% year-over-year.

Non-GAAP net income was $77.8 million, an increase of 27% year-over-year.

Adjusted EBITDA was $207.0 million, an increase of 14% year-over-year.

Cash, cash equivalents and short-term investments in marketable securities totaled $4.26 billion as of September 30, 2017.

Average monthly active users were 330 million for the three months ended September 30, 2017, an increase of 4% year-over-year and compared to 326 million(1) for the three months ended June 30, 2017.

Average daily active usage for the three months ended September 30, 2017 grew 14% year-over-year.

(1) Reported average Monthly Active Users reflects adjustments for approximately 1-2 million users per quarter of certain third-party applications that were included as Twitter MAUs that should not have been considered MAUs in certain prior periods. Daily Active Usage was not affected. Further details regarding the adjustment can be found in the section titled "Note About Our MAU Adjustment."

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended September 30, 2017, we had 330 million average MAUs, which represents an increase of 4% from the three months ended September 30, 2016(1). The growth in average MAUs was driven by a combination of organic growth, marketing, and product, including the ongoing benefits of improved relevance in email, push notifications and the timeline. In the three months ended September 30, 2017, we had 69 million average MAUs in the United States and 261 million average MAUs in the rest of the world, which represent increases of 4% and 4%, respectively, from the three months ended September 30, 2016. For additional information on how we calculate MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

MAU growth is typically seasonally weak in the fourth quarter. In addition, a recent change to the Safari interface may affect some third-party apps including Twitter. For Twitter, any impact would affect MAUs that access Twitter by using registered third party applications when those applications automatically contact our servers for regular updates without discernible user-initiated action, which we refer to as third-party auto-polling MAU. However, we do not serve ads to this subset of MAUs and as a result, no revenue is generated from such MAUs.

(1) Reported average Monthly Active Users reflects adjustments for approximately 1-2 million users per quarter of certain third-party applications that were included as Twitter MAUs that should not have been considered MAUs in certain prior periods. Daily Active Usage was not affected. Further details regarding the adjustment can be found in the section titled "Note About Our MAU Adjustment."

Note About Our MAU Adjustment

We discovered that since the fourth quarter of 2014 we had included users of certain third-party applications as Twitter MAUs that should not have been considered MAUs. These third-party applications used Digits, a software development kit of our now-divested Fabric platform, that allowed third-party applications to send authentication messages via SMS through our systems, which did not relate to activity on the Twitter platform. The table below presents the impact for the periods beginning in the fourth quarter of 2016. Due to our data retention policies, we do not have data to reconcile periods prior to the fourth quarter of 2016, but our estimates suggest the prior period adjustments are smaller than those in the fourth quarter of 2016.

	Three Months Ended December 31, 2016			Three Months Ended March 31, 2017			Three Months Ended June 30, 2017
	United States	International	Worldwide	United States	International	Worldwide	United States	International	Worldwide
					(in millions)
Previously Reported MAU	67	252	319	70	259	328	68	260	328
Adjustment (1)	—	(1)	(1)	(1)	(1)	(2)	—	(2)	(2)
Adjusted MAU	67	251	318	69	257	327	68	258	326

(1) The difference between Adjusted MAU and Previously Reported MAU does not correspond to the amount of the Adjustment due to rounding.

Changes in Daily Active Users/Daily Active Usage (DAU). We define daily active users or daily active usage as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website or mobile applications on any given day. Average DAU for a period represents the number of DAUs on each day of such period divided by the number of days for such period. Changes in DAU are a measure of changes in the size of our daily logged in or otherwise authenticated active user base. To calculate the year-over-year change in DAUs, we subtract the average DAU for the three months ended in the previous year from the average DAU for the same three months ended in the current year and divide the result by the average DAU for the three months ended in the previous year. Prior to reporting results for the third quarter of 2016, we had discussed DAUs and the ratio of MAUs to DAUs. In those instances, for comparability and consistency with MAUs, DAUs also included users who accessed Twitter through our desktop applications and third-party properties. For additional information on how we calculate changes in DAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.” Reported DAU metrics were not impacted by the MAU adjustment discussed above as DAU do not include users from third-party applications.

DAU grew faster than MAU in the third quarter of 2017 as we continued to benefit from organic growth, product and marketing investments made in this quarter and in prior periods.

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

In the three months ended September 30, 2017, ad engagements increased 99% from the three months ended September 30, 2016. The increase was driven by a continuing mix shift toward video ad impressions as well as higher click-through rates across all ad formats on a like-for-like basis. In the three months ended September 30, 2017, average cost per ad engagement decreased 54% from the three months ended September 30, 2016. The decrease in cost per ad engagement reflects a higher mix of video ad engagements and lower cost per ad engagement across the majority of ad formats compared to the third quarter of 2016.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(21,095)	$(102,871)	$(199,142)	$(289,819)
Stock-based compensation expense	100,959	158,527	331,352	477,138
Depreciation and amortization expense	97,492	100,878	303,347	282,782
Interest and other expense, net	24,810	18,220	117,613	55,007
Provision for income taxes	3,564	6,562	10,171	11,231
Restructuring charges and one-time nonrecurring gain	1,269	—	(8,529)	47
Adjusted EBITDA	$206,999	$181,316	$554,812	$536,386

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

The following table presents a reconciliation of net loss to non-GAAP net income for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of Net Loss to Non-GAAP Net Income
Net loss	$(21,095)	$(102,871)	$(199,142)	$(289,819)
Exclude: Provision for income taxes	3,564	6,562	10,171	11,231
Loss before income taxes	(17,531)	(96,309)	(188,971)	(278,588)
Stock-based compensation expense	100,959	158,527	331,352	477,138
Amortization of acquired intangible assets	11,077	16,572	41,608	42,118
Non-cash interest expense related to convertible notes	20,355	18,650	59,644	55,590
Impairment of investments in privately-held companies	7,439	—	62,439	—
Restructuring charges and one-time nonrecurring gain	1,269	—	(8,529)	47
Non-GAAP income before income taxes	123,568	97,440	297,543	296,305
Non-GAAP provision for income taxes	45,720	36,053	110,091	109,633
Non-GAAP net income	$77,848	$61,387	$187,452	$186,672

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

•	Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;
•	Adjusted EBITDA and non-GAAP income before income taxes do not reflect tax payments that reduce cash available to us;
•	Non-GAAP net income reflects an estimate of taxes calculated in accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation, not actual taxes due or payable;
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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Advertising services	$502,802	$544,966	$1,465,730	$1,610,231
Data licensing and other	86,831	70,968	246,009	202,182
Total Revenue	589,633	615,934	1,711,739	1,812,413
Costs and expenses (1)
Cost of revenue	210,016	225,159	643,263	626,530
Research and development	136,115	177,049	408,014	511,354
Sales and marketing	172,957	224,436	527,847	697,226
General and administrative	63,266	67,379	203,973	200,884
Total costs and expenses	582,354	694,023	1,783,097	2,035,994
Income (loss) from operations	7,279	(78,089)	(71,358)	(223,581)
Interest expense	(26,732)	(24,860)	(78,537)	(74,687)
Other income (expense), net	1,922	6,640	(39,076)	19,680
Loss before income taxes	(17,531)	(96,309)	(188,971)	(278,588)
Provision for income taxes	3,564	6,562	10,171	11,231
Net loss	$(21,095)	$(102,871)	$(199,142)	$(289,819)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$5,625	$7,165	$17,830	$22,991
Research and development	57,174	87,163	185,185	253,658
Sales and marketing	22,433	41,227	68,216	133,184
General and administrative	15,727	22,972	60,121	67,305
Total stock-based compensation expense	$100,959	$158,527	$331,352	$477,138

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Advertising services	85%	88%	86%	89%
Data licensing and other	15	12	14	11
Total Revenue	100	100	100	100
Costs and expenses
Cost of revenue	36	37	38	35
Research and development	23	29	24	28
Sales and marketing	29	36	31	38
General and administrative	11	11	12	11
Total costs and expenses	99	113	104	112
Income (loss) from operations	1	(13)	(4)	(12)
Interest expense	(5)	(4)	(5)	(4)
Other income (expense), net	0	1	(2)	1
Loss before income taxes	(3)	(16)	(11)	(15)
Provision for income taxes	1	1	1	1
Net loss	(4)%	(17)%	(12)%	(16)%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Advertising services	$502,802	$544,966	(8)%	$1,465,730	$1,610,231	(9)%
Data licensing and other	86,831	70,968	22%	246,009	202,182	22%
Total revenue	$589,633	$615,934	(4)%	$1,711,739	$1,812,413	(6)%

Revenue in the three and nine months ended September 30, 2017 decreased by $26.3 million and $100.7 million, respectively, compared to the three and nine months ended September 30, 2016.

In the three and nine months ended September 30, 2017, advertising revenue decreased by 8% and 9%, respectively, compared to the three and nine months ended September 30, 2016. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising products on our owned and operated platform in the three and nine months ended September 30, 2017 was $454.6 million and $1.31 billion, respectively, as compared to $487.2 million and $1.43 billion in the three and nine months ended September 30, 2016, respectively. Advertising revenue generated from the sale of our advertising products placed on third party publishers’ websites, applications and other offerings in the three and nine months ended September 30, 2017 was $48.2 million and $159.9 million, respectively, as compared to $57.8 million and $175.0 million in the three and nine months ended September 30, 2016, respectively. The decrease in advertising revenue from the sale of our advertising products placed on third party publishers’ websites, applications and other offerings in the three and nine months ended September 30, 2017 was driven by significantly lower contribution from TellApart (which was deprecated in the third quarter of 2017) , which was offset by strong performance from Twitter Audience Platform. TellApart revenue decreased by $19.9 million and $42.9 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year.

The overall decrease in advertising revenue was primarily attributable to 54% and 56% decreases in average cost per ad engagement offset by 99% and 108% increases in the number of ad engagements in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in ad engagements was driven by a continuing mix shift toward video ad impressions as well as higher click-through rates across all ad formats on a like-for-like basis. The decrease in average cost per ad engagement reflects a higher mix of video ad engagements and lower cost per ad engagement across the majority of ad formats compared to the third quarter of 2016.

Advertising revenue continued to be driven by strong growth in our video ad formats offset by declines in traditional Promoted Tweet and direct response ad formats. Although we believe the potential to increase our revenue grows with growth in our user base and the level of engagement of our users, we expect revenue growth to continue to lag audience growth on a year-over-year basis in, and possibly beyond, 2017 due to lead time for sales cycles, ongoing competition and the impact from revenue products and features that we have deprecated (including TellApart). More specifically, in the fourth quarter of 2016, we had approximately $40 million of revenue from TellApart that we will not have in the fourth quarter of 2017 as we have fully deprecated TellApart.

In the three and nine months ended September 30, 2017, data licensing and other revenue increased by 22% and 22%, respectively, compared to the three and nine months ended September 30, 2016. A majority of the increase was attributable to growth in data licensing fees from the offering of data products. We expect to continue to grow our data revenue with a new product and channel segmented go-to-market approach.

Cost of Revenue

Cost of revenue includes infrastructure costs, other direct costs including content costs, amortization of acquired intangible assets and capitalized labor costs, allocated facilities costs, as well as traffic acquisition costs, or TAC. Infrastructure costs consist primarily of data center costs related to our co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs; as well as depreciation of our internally developed software, servers and networking equipment; and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams. TAC consists of costs we incur with third parties in connection with the sale to advertisers of our advertising products that we place on third-party publishers’ websites, applications or other offerings collectively resulting from acquisitions, and from our organically-built advertising network, Twitter Audience Platform. Many of the elements of our cost of revenue are fixed, and cannot be reduced in the near term.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Cost of revenue	$210,016	$225,159	(7)%	$643,263	$626,530	3%
Cost of revenue as a percentage of revenue	36%	37%		38%	35%

In the three months ended September 30, 2017, cost of revenue, which included TAC of $22.9 million, decreased by $15.1 million compared to the three months ended September 30, 2016. The decrease was attributable to a $19.0 million decrease in infrastructure costs, a $9.7 million decrease in TAC substantially due to the decrease in advertising revenue generated from TellApart, a $1.3 million decrease in depreciation and amortization expense and a $0.6 million decrease in other costs, offset by a $15.5 million increase in other direct costs that is primarily driven by an increase in content costs.

In the nine months ended September 30, 2017, cost of revenue, which included TAC of $78.8 million, increased by $16.7 million compared to the nine months ended September 30, 2016. The increase was attributable to a $43.1 million increase in other direct costs that is primarily driven by an increase in content costs, and a $19.9 million increase in depreciation and amortization expense primarily related to additional internally developed software, server and networking equipment. These increases were offset by a $25.9 million decrease in infrastructure costs, an $18.1 million decrease in TAC substantially due to the decrease in advertising revenue generated from TellApart, and a $2.3 million decrease in personnel-related costs.

Cost of revenue typically increases in absolute dollars in the fourth quarter. Cost of revenue varies as a result of infrastructure costs, content costs, and off network advertising costs. We expect historical fourth-quarter trends for cost of revenue to continue in the fourth quarter of 2017.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Research and development	$136,115	$177,049	(23)%	$408,014	$511,354	(20)%
Research and development as a percentage of revenue	23%	29%		24%	28%

In the three months ended September 30, 2017, research and development expenses decreased by $40.9 million compared to the three months ended September 30, 2016. The decrease was attributable to a $45.9 million decrease in personnel-related costs, mainly driven by a decrease in recognition of stock-based compensation expense, and a $6.6 million decrease in allocated facilities and other supporting overhead expenses due to a decrease in overall total expenses, offset by an $11.6 million decrease in the capitalization of costs associated with developing software for internal use.

In the nine months ended September 30, 2017, research and development expenses decreased by $103.3 million compared to the nine months ended September 30, 2016. The decrease was attributable to a $97.1 million decrease in personnel-related costs, mainly driven by a decrease in recognition of stock-based compensation expense, a $14.8 million decrease in allocated facilities and other supporting overhead expenses due to a decrease in overall total expenses, an $11.1 million one-time nonrecurring gain net of restructuring charges in the quarter ended March 31, 2017, and a $1.6 million decrease in depreciation and amortization expense, offset by a $21.3 million decrease in the capitalization of costs associated with developing software for internal use.

We plan to continue to invest in key areas of our business to ensure that we have the right level of engineering, product management and design teams to support our research and development efforts. We expect that both research and development headcount and costs in absolute dollars will increase in the near term but will vary from period to period as a percentage of revenue.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Sales and marketing	$172,957	$224,436	(23)%	$527,847	$697,226	(24)%
Sales and marketing as a percentage of revenue	29%	36%		31%	38%

In the three months ended September 30, 2017, sales and marketing expenses decreased by $51.5 million compared to the three months ended September 30, 2016. The decrease was attributable to a $34.0 million decrease in personnel-related costs, driven by a decrease in average employee headcount mainly as a result of our 2016 restructuring plan, an $8.7 million decrease in marketing and sales-related expenses, a $7.7 million decrease in allocated facilities and other supporting overhead expenses due to a decrease in overall total expenses, and a $1.6 million decrease in amortization of acquired intangible assets, offset by a $0.5 million increase in other expenses.

In the nine months ended September 30, 2017, sales and marketing expenses decreased by $169.4 million compared to the nine months ended September 30, 2016. The decrease was attributable to a $110.2 million decrease in personnel-related costs, driven by a decrease in average employee headcount mainly as a result of our 2016 restructuring plan, a $40.1 million decrease in marketing and sales-related expenses, and a $24.5 million decrease in allocated facilities and other supporting overhead expenses due to a decrease in overall total expenses. These decreases were offset by a $3.6 million increase in amortization of acquired intangible assets and a $1.8 million increase in restructuring expenses.

We continue to evaluate key areas in our business to ensure we have the right level of sales and marketing to execute on our key priorities and objectives. We expect that both sales and marketing headcount and costs in absolute dollars will increase in the near term but will vary from period to period as a percentage of revenue.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
General and administrative	$63,266	$67,379	(6)%	$203,973	$200,884	2%
General and administrative as a percentage of revenue	11%	11%		12%	11%

In the three months ended September 30, 2017, general and administrative expense decreased by $4.1 million compared to the three months ended September 30, 2016. The decrease was attributable to a $4.3 million decrease in personnel-related costs, mainly driven by a decrease in recognition of stock-based compensation expense, offset by a $0.2 million increase in other expenses.

In the nine months ended September 30, 2017, general and administrative expense increased by $3.1 million compared to the nine months ended September 30, 2016. The increase was attributable to a $3.5 million increase in fees and costs for professional services, a $3.1 million increase in personnel-related costs, mainly driven by an increase in average employee headcount, and a $1.3 million increase in other expenses, offset by a $4.8 million decrease in facilities and supporting costs.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Interest expense	$26,732	$24,860	8%	$78,537	$74,687	5%

In the three and nine months ended September 30, 2017, interest expense increased by $1.9 million and $3.9 million, respectively, compared to the three and nine months ended September 30, 2016. Interest expense in the three and nine months ended September 30, 2017 was comprised of $25.2 million and $74.3 million, respectively, of total interest expense related to the Notes as well as the credit facility and $1.5 million and $4.2 million, respectively, related to capital leases of equipment.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$1,922	$6,640	(71)%	$(39,076)	$19,680	(299)%

Other income, net, decreased by $4.7 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The change was primarily attributable to the recording of other-than-temporary impairment on a cost-method investment of $7.4 million during the three months ended September 30, 2017 and less favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments, offset by an increase in interest income on our short term investments.

Other expense, net, was $39.1 million in the nine months ended September 30, 2017 compared to other income, net of $19.7 million in the nine months ended September 30, 2016. The change was primarily attributable to the recording of other-than-temporary impairment on a cost-method investment of $62.4 million during the nine months ended September 30, 2017 and less favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments, offset by an increase in interest income on our short term investments.

Other income, net in the three months ended September 30, 2017 was comprised of $11.7 million of interest and other income, offset by $7.4 million of other-than-temporary impairment on a cost-method investment, $2.1 million of foreign currency exchange net loss and $0.3 million of other expense. Other expense, net in the nine months ended September 30, 2017 was comprised of $62.4 million of other-than-temporary impairment on a cost-method investment, $6.2 million of foreign currency exchange net loss and $0.7 million of other expense, offset by $30.2 million of interest and other income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Provision for income taxes	$3,564	$6,562	$10,171	$11,231

Our provision for income taxes in the three and nine months ended September 30, 2017 decreased by $3.0 million and $1.1 million, respectively, compared to the three and nine months ended September 30, 2016, primarily due to increased deferred tax benefits resulting from intraperiod allocation, partially offset by increased foreign income taxes.

Upon adoption of the stock-based compensation expense simplification rule including the income tax consequences as of January 1, 2017, we had approximately $1.18 billion of federal and $0.17 billion of state net deferred tax assets and concurrently we set up a full valuation allowance against these deferred tax assets. As of the fiscal year ending December 31, 2016 and for each of the interim periods through September 30, 2017, management completed its reassessment of the realizability of this asset and has concluded that a full valuation allowance was still required.

Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not (a probability level of more than 50%) that these assets will be realized. In completing this assessment management must consider both objective and subjective factors in its assessment. These factors include, but are not limited to:

•	Future reversal of existing temporary differences
•	Tax-planning strategies
•	Future taxable income exclusive of reversing temporary differences and loss carryforwards

As we continue to make significant strides in optimizing operations resulting in improved financial results, our future reassessment is likely to result in the determination that a valuation allowance is no longer required. This would result in such future financial reporting period in a significant reversal of the valuation allowance and a corresponding material non-cash income tax benefit and the recording of a deferred tax asset on our balance sheet.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(199,142)	$(289,819)
Net cash provided by operating activities	633,102	566,512
Net cash provided by (used in) investing activities	21,963	(410,436)
Net cash used in financing activities	(65,843)	(61,534)

Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. In addition, we have access to funds under our credit facility (as described below) and have, in the past, accessed the capital markets.

As of September 30, 2017, we had $4.26 billion of cash, cash equivalents and short-term investments in marketable securities, of which $217.5 million was held by our foreign subsidiaries. Under the current tax laws, if these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate certain of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Credit Facility

In October 2013, we entered into a revolving credit agreement with certain lenders which provides for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Our obligations under the credit facility are guaranteed by one of our wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payment of dividends. As of September 30, 2017, no amounts had been drawn under the credit facility.

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

Cash provided by operating activities in the nine months ended September 30, 2017 was $633.1 million, an increase in cash inflow of $66.6 million compared to the nine months ended September 30, 2016. Cash provided by operating activities was driven by a net loss of $199.1 million, as adjusted for the exclusion of non-cash expenses totaling $754.2 million, of which $331.4 million was related to stock-based compensation expense, $303.3 million was related to depreciation and amortization expense and $62.4 million was related to other-than-temporary impairment on a cost-method investment, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $78.0 million.

Cash provided by operating activities in the nine months ended September 30, 2016 was $566.5 million. Cash provided by operating activities was driven by a net loss of $289.8 million, as adjusted for the exclusion of non-cash expenses totaling $827.2 million, of which $477.1 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $29.1 million.

Investing Activities

Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.

Cash provided by investing activities in the nine months ended September 30, 2017 was $22.0 million, compared to $410.4 million cash used in investing activities in the nine months ended September 30, 2016. The change was primarily due to a $257.6 million decrease in the purchases of marketable securities, an $80.7 million decrease in purchases of investments in privately-held companies, a net $80.1 million decrease in cash used in business combinations, a $52.8 million decrease in purchases of property and equipment, a $35.0 million increase in proceeds from sale of long-lived assets and a $0.9 million decrease in expenditures on other investing activities, offset by $74.7 million decrease in proceeds from sales and maturities of marketable securities.

We anticipate making capital expenditures of no more than $110 million in the fourth quarter of 2017, a portion of which we may finance through capital leases, as we continue to expand our co-located data centers.

Financing Activities

Our primary financing activities consist of issuances of securities, capital lease financing and stock option exercises by employees.

Cash used in financing activities in the nine months ended September 30, 2017 was $65.8 million, an increase in cash outflow of $4.3 million compared to the nine months ended September 30, 2016. The increase in cash outflow was due to a $6.8 million increase in payments of capital lease obligations and a $1.8 million decrease in proceeds from the issuance of shares of stock from the ESPP. These increases were offset by a net $3.5 million decrease in tax payments related to net share settlements of equity awards and other activities and a net $0.8 million increase in proceeds from option exercises.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2017.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of September 30, 2017, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $13.4 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency gains were immaterial for the three and nine months ended September 30, 2017 and 2016. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollars would have resulted in a gain or loss of approximately $9.6 million as of September 30, 2017.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The size of our user base and our users’ level of engagement are critical to our success. We had 330 million average MAUs in the three months ended September 30, 2017, representing approximately a 4% increase from 317 million average MAUs in the three months ended September 30, 2016 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Note About Our MAU Adjustment” above). DAUs for the three months ended September 30, 2017 increased 14% year over year. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will continue to slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets, such as Germany, India, Japan, Saudi Arabia, South Korea and Thailand, to continue to be higher than our user growth rate in the United States. To the extent our logged-in user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter and monetizing our total audience on logged-out usage and syndicated properties as well as increasing revenue growth from the sale to advertisers of our advertising products which we place on Twitter properties and third party publishers’ websites, applications and other offerings. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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
•

there are adverse changes in our products or services that are mandated by, or that we elect to make to address, laws, legislation, inquiries from legislative bodies, regulatory authorities or litigation, including settlements or consent decrees;

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 89% and 86% of our revenue from advertising in the fiscal year ended December 31, 2016 and the nine months ended September 30, 2017, respectively. We generate substantially all of our advertising revenue through the sale of our three Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending as well as the re-evaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Since our initial public offering, our revenue growth has been primarily driven by increases in the number of our users and increases in our ad load driven by strong advertiser demand as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase the number of our users, their engagement or monetize our larger global audience. Our advertising revenue also could be adversely affected by a number of other factors, including:

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

•	if we are unable to convince advertisers and brands to invest resources in learning to use our products and services and maintaining a brand presence on Twitter;
•	our advertisers’ ability to optimize their campaigns or effectively and reliably measure the results of their campaigns;
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

•	decreases in the cost per ad engagement;
•	failure to effectively monetize our growing international user base, our logged-out audience or our syndicated audience;
•	loss of advertising market share to our competitors;
•	the degree to which users access Twitter content through applications that do not contain our ads;
•	any arrangements or other partnerships with third parties to share our revenue;
•	if our new advertising strategies do not gain traction;
•	the impact of new technologies that could block or obscure the display of our ads;
•

adverse legal developments relating to advertising or measurement tools related to our metrics or the effectiveness of advertising, including legislative and regulatory developments, and developments in litigation;

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

Competition for users of our products and services is intense. Although we have developed a global platform that we believe is the best and fastest place to see what’s happening and what people are talking about all around the world, we face strong competition in our business. We compete against many companies to attract and engage users, including companies which have greater financial resources and substantially larger user bases, such as Facebook (including Instagram and WhatsApp), Alphabet (including YouTube), Microsoft (including LinkedIn), Snap and Oath (formerly known as Yahoo), which offer a variety of Internet and mobile device-based products, services and content. For example, Facebook operates a social networking site with significantly more users than Twitter and has been introducing features similar to those of Twitter. In addition, Alphabet may use its strong position in one or more markets to gain a competitive advantage over us in areas in which we operate, including by integrating competing features into products or services they control. As a result, our competitors may draw users towards their products or services and away from ours. This could decrease the growth or engagement of our user base, which, in turn, would negatively affect our business. We also compete against largely regional social media and messaging companies that have strong positions in particular countries such as Kakao and Line.

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

We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Nexage and Brightroll Ad Exchanges, AOL’s Ad.com and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. In order to grow our revenue and improve our operating results, we must increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets.

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

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 79% of our average MAUs in the three months ended September 30, 2017, but our international revenue, as determined based on the billing location of our advertisers, was only 44% of our consolidated revenue in the three months ended September 30, 2017. Our inability to successfully expand our business internationally could adversely affect our business, financial condition and operating results.

User growth and engagement depend upon effective interoperation with operating systems, networks, devices, web browsers and standards that we do not control.

We make our products and services available across a variety of operating systems and through websites. We are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox. Any changes, bugs or technical issues in such systems, devices or web browsers that degrade the functionality of our products and services, make it difficult for our users to access our content, limit our ability to target or measure the effectiveness of ads, impose fees related to our products or services or give preferential treatment to competitive products or services could adversely affect usage of our products and services. Further, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our products and services work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a majority of our users access our products and services through mobile devices, we are particularly dependent on the interoperability of our products and services with mobile devices and operating systems. For example, there is a change to the Safari interface that may affect some third-party apps, including Twitter. Any impact of the change to Twitter, however, would be to our third-party auto-polling MAU, which are not served ads and as a result, no revenue is generated from such MAUs.  We may not be successful in developing relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our products and services, particularly on their mobile devices, our user growth and engagement could be harmed, and our business and operating results could be adversely affected.

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

Since our inception, we have incurred significant operating losses, and, as of September 30, 2017, we had an accumulated deficit of $2.76 billion. Although our revenue has grown rapidly, increasing from $664.9 million in 2013 to $2.53 billion in 2016, our revenue growth rate has slowed as a result of a variety of factors. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our costs may increase in future periods as we continue to expend substantial financial resources on:

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

We believe that maintaining and promoting our brand is critical to expanding our base of users, content partners and advertisers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable and innovative products and services with a focus on a positive user experience, which we may not do successfully. We may introduce new features, products, services or terms of service that users, content partners, advertisers or platform partners do not like, which may negatively affect our brand. Additionally, the actions of content partners may affect our brand if users do not have a positive experience using third-party applications or websites integrated with Twitter or that make use of Twitter content. We will also continue to experience media, legislative or regulatory scrutiny of our decisions regarding user privacy, content and other issues, which may adversely affect our reputation and brand. Our brand may also be negatively affected by the actions of users that are hostile or inappropriate to other people, by users impersonating other people, by users identified as spam, by use of our products or services to disseminate information that may be viewed as misleading (or intended to manipulate the opinions of our users), by users introducing excessive amounts of spam on our platform or by third parties obtaining control over users’ accounts. For example, in the past, attackers obtained the credentials to Twitter accounts through a “phishing” attack. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

Negative publicity could adversely affect our business and operating results.

We receive a high degree of media coverage around the world. Negative publicity about our company, including about quality and reliability of our products or of content shared on our platform, changes to our products and services, privacy and security practices (including actions taken with respect to certain users or accounts or reports regarding government surveillance), litigation, regulatory activity, the actions of our users (including actions taken by prominent users on our platform or the dissemination of information that may be viewed as misleading or as intended to manipulate the opinions of our users) or user experience with our products and services, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our products and services. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our user base and result in decreased revenue, which could adversely affect our business and operating results.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, security, rights of publicity, data protection, content regulation, intellectual property, competition, protection of minors, consumer protection, credit card processing and taxation. Many of these laws and regulations are still evolving and being tested in courts. As a result, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from country to country and inconsistent with our current policies and practices and in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. Additionally, the introduction of new products or services may subject us to additional laws and regulations.

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

We have faced and will continue to face claims relating to content that is published or made available through our products and services or third party products or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, illegal content, misinformation, content regulation and personal injury torts. The laws relating to the liability of providers of online products or services for activities of their users remains somewhat unsettled, both within the United States and internationally. This risk may be enhanced in certain jurisdictions outside the United States where we may be less protected under local laws than we are in the United States. For example, we will be subject to recently enacted legislation in Germany that may impose significant fines for failure to comply with certain content removal and disclosure obligations. In addition, the public nature of communications on our network exposes us to risks arising from the creation of impersonation accounts intended to be attributed to our users or advertisers. We could incur significant costs investigating and defending these claims. If we incur material costs or liability as a result of these occurrences, our business, financial condition and operating results could be adversely affected.

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

We also seek to obtain patent protection for some of our technology and as of September 30, 2017, we had 1,041 issued U.S. patents. We may be unable to obtain patent protection for our technologies, and our existing patents, and any patents that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

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

The number of our active users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that false or spam accounts represent less than 5% of our MAUs as of December 31, 2016. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform. We may also discover unexpected errors in our internal data that resulted from technical or other errors. For example, we discovered that since the fourth quarter of 2014 we had included users of certain third-party applications as Twitter MAUs that should not have been considered MAUs. These third-party applications used Digits, a software development kit of our now-divested Fabric platform, that allowed third-party applications to send authentication messages via SMS through our systems, which did not relate to activity on the Twitter platform. Although the change in the MAUs was relatively small in relation to our overall MAU numbers, we may face increased scrutiny as a result of the error.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the nine months ended September 30, 2017, 92% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, a significant portion of users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

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

We also make investments in privately-held companies in furtherance of our strategic objectives. We may not realize a return and may recognize a loss on such investments. Many of the instruments in which we invest are non-marketable at the time of our initial investment. Companies in which we invest range from early-stage companies still defining their strategic direction to more mature companies with established revenue streams and business models. The success of our investment in any company is typically dependent on the availability to the company of additional funding on favorable terms, or a liquidity event, such as a public offering or acquisition. If any of the companies in which we invest decrease in value, we could lose all or part of our investment. For example, in the nine months ended September 30, 2017, we recorded a $62.4 million cost-method investment impairment charge relating to an investment in a privately-held company.

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

In 2014, we issued $935.0 million in aggregate principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million in aggregate principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, in private placements to qualified institutional buyers. As of September 30, 2017, we had a total par value of $1.89 billion of outstanding Notes.

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

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2017, we had recorded a total of $1.24 billion of goodwill and intangible assets. An adverse change in market conditions or financial results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $13.72, through September 30, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Offer Letter between Twitter and Ned D. Segal, dated as of July 11, 2017	8-K	001-36164	10.1	July 11, 2017
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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

TWITTER, INC.

Date: November 1, 2017	By:	/s/ Jack Dorsey
Jack Dorsey
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2017	By:	/s/ Ned Segal
Ned Segal
Chief Financial Officer
(Principal Financial Officer)