Form 10-K
period 2017-12-31
TWITTER, INC.
filed 2018-02-23
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2017 as reported by the New York Stock Exchange on such date was approximately $12,055,483,328.  Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of February 8, 2018 was 750,904,551.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement, including ad engagement, of our users;
•	our beliefs regarding MAUs, changes in DAUs, changes in cost per ad engagement and changes in ad engagements;
•

our ability to develop or acquire new products, product features and services, improve our existing products and services, including with respect to Promoted Tweet product features, video and performance advertising, and increase the value of our products and services;

•

our business strategies, plans and priorities, including our plans for growth and hiring, investment in and refinement of our products and services, including our decisions to deprecate, discontinue or not launch certain products and product features;

•	our ability to provide new content from third parties, including our ability to secure live streaming video content on economic and other terms that are acceptable to us;
•	our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth and growth rates and the continued usage of our mobile applications, including the impact of seasonality and a recent change to the Apple Safari interface;
•	our plans regarding user safety, including our expectations regarding policies and enforcement;
•	our ability to increase our revenue and our revenue growth rate, including by differentiating and scaling revenue products and our expectations regarding revenue mix;
•	our expectations regarding revenue growth vis-à-vis audience growth, competition and the effects of advertiser sales cycle and product deprecation;
•	our ability to improve user monetization, including of our logged out and syndicated audiences;
•

our future financial performance, including trends in cost per ad engagement, revenue, cost of revenue, operating expenses, including stock-based compensation and income taxes; our expectations regarding our tax expense and cash taxes;

•	the impact of the 2017 Tax Cuts and Jobs Act on our results of operations;
•	our expectations regarding outstanding litigation;
•	the effects of seasonal trends on our results of operations;
•	the impact of our recent financial results on our valuation allowance for federal and state deferred tax assets;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our expectations regarding international operations.

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

The numbers of active users presented in this Annual Report on Form 10-K are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that false or spam accounts represented fewer than 5% of our MAUs as of December 31, 2017. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation and fake accounts and intend to continue to make such improvements. After we determine an account is spam, malicious automation or fake, we stop counting it in our MAU, DAU or related metrics. Additionally, we rely on third-party SMS aggregators and mobile carriers to deliver SMS messages to certain of our users when we send our SMS messages to such accounts. If, however, we are notified of material deliverability issues because of, for example, infrastructure issues at the service-provider level or governmental restrictions based on content, we do not include the affected users in MAUs. We also treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Certain metrics also include users that access Twitter through applications that automatically contact our servers for regular updates with no discernible user-initiated action involved. This activity causes our system to count MAUs associated with such applications as active users on the day or days such contact occurs. As of December 31, 2017, fewer than 8.5% of MAUs used third-party applications that may have automatically contacted our servers for regular updates without any discernible additional user-initiated action, which we refer to as third-party auto-polling MAU.

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

Our total audience metrics are based on both internal metrics and data from Google Analytics, which measures logged-out visitors to our properties.

PART I

Item 1. BUSINESS

Overview

Twitter is the best place to see what’s happening and what people are talking about. Every day, instances of breaking news, entertainment, sports, politics, big events and everyday interests happen first on Twitter. Twitter is where the full story unfolds with live commentary and where live events come to life unlike anywhere else. Our primary service can be accessed on a variety of mobile devices, at twitter.com and via SMS.

Twitter made significant financial and operational progress in 2017, consistently delivering improved financial performance and double-digit year-over-year growth in DAU throughout the year. Our disciplined execution against our priorities led to steady recovery in revenue and margin improvement as the year progressed, putting us in a stronger position as we head into 2018.

In 2018, we remain focused on making Twitter easier to use as well as making it easier to Tweet and discover content. We are committed to making Twitter safer, and we are clarifying our policies, improving our enforcement, and communicating more clearly. We believe that our revenue priorities are leading to improvements to our core ad offerings through better performance and measurement (including ad platform improvements, self-serve measurement studies, and third-party accreditation); tapping into new channels of demand (such as online video); introducing new ways to buy ads on Twitter; and continuing to grow data and enterprise solutions revenue through our new product and channel segmented go-to-market approach.

Products and Services for Users

Our primary service, Twitter, is a global platform for public self-expression and conversation in real time. Twitter allows people to consume, create, distribute and discover content and has democratized content creation and distribution. The reach of Twitter content is not limited to our logged-in users on the Twitter platform, but rather extends to a larger global audience.

The public nature of the Twitter platform allows us and others to extend the reach of Twitter content beyond our properties. Media outlets and our platform partners distribute Tweets beyond our properties to complement their content by making it more timely, relevant and comprehensive. These outlets and partners also add value to our user experience by contributing content to our platform. Many of the world’s most trusted media outlets, including the BBC, CNN, Bloomberg and the Associated Press, regularly use Twitter as a platform for content distribution.

Periscope is a mobile application that lets anyone broadcast and watch video live with others. Periscope broadcasts can also be viewed through Twitter and on desktop or mobile web browsers. We continue to implement live broadcasts across Twitter, including trends and moments, to help people discover what’s happening live.

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

Currently, our Promoted Products (all of which are labeled “promoted” within Twitter) consist of:

•

Promoted Tweets. Promoted Tweets appear within a user’s timeline, search results or profile pages just like an ordinary Tweet regardless of device. Using our proprietary algorithm and understanding of each user’s Interest Graph, we can deliver Promoted Tweets that are intended to be relevant to a particular user. Our goal is to enable advertisers to create and optimize successful marketing campaigns — and pay either on impressions delivered or pay only for the user actions that are aligned with their marketing objectives. As a result, we have added product features to Promoted Tweets based on advertiser objectives, which may include Tweet engagements (e.g., retweets, replies and likes), website clicks or conversions, mobile application installs or engagements, obtaining new followers, or video views.

•

Promoted Accounts. Promoted Accounts appear in the same format and place as accounts suggested by our Who to Follow recommendation engine, or in some cases, in Tweets in a user’s timeline. Promoted Accounts provide a way for our advertisers to grow a community of users who are interested in their business, products or services.

•

Promoted Trends. Promoted Trends appear at the top of the list of trending topics or timeline for an entire day in a particular country or on a global basis. When a user clicks on a Promoted Trend, search results for that trend are shown in a timeline and a Promoted Tweet created by our advertisers is displayed to the user at the top of those search results. We feature one Promoted Trend per day per geography.

Advertisers can also run short video ads, such as In-Stream video ads, either before or around premium video content, such as during our live athletic events or clips from a variety of interest categories. Our technology dynamically inserts those advertisers' ads into the relevant videos and delivers the ads to the audience targeted by those advertisers. We may pay content partners a portion of our advertising revenue for the right to use and distribute their content on our platform.

We plan to continue to focus our investment in features that differentiate Twitter and capitalize on our unique value proposition for advertisers, including video and more organic ad formats.

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

Our platform also allows customers to advertise across the mobile ecosystem, both on Twitter’s owned and operated properties as well as off Twitter on third-party publishers’ websites, applications and other offerings, across the full user lifecycle — from acquiring new users to engaging existing users. We enable advertisers to extend their reach beyond Twitter through:

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

Products for Data Partners

We offer subscription access to our public data feed for partners who wish to access data beyond our public API, which offers a limited amount of our public data for free. In 2017, we introduced premium APIs, a new product line that provides developers with increased access to Twitter data and a more flexible way to build and scale their businesses. Our data products and services offer more sophisticated data sets and better data enrichments to allow developers and businesses to utilize our public content to derive business insights and build products using the unique content that is shared on Twitter. We are taking steps to grow our data licensing revenue with a more brand-centric approach to channels, markets, products, and pricing. We believe this approach will position both Twitter and our key channel partners for greater growth and monetization, and we are investing in deeper partnerships with a few select solution providers to help brands realize greater value from our data and platform.

Competition

Our business is characterized by rapid technological change, frequent product innovation and continuously evolving user, advertiser, content partner, platform partner and developer preferences and expectations. We face significant competition in every aspect of our business, including from companies that provide tools to facilitate communications and the sharing of information, companies that enable marketers to display advertising, and other online ad networks, exchanges and platforms. We also compete to attract, engage, and retain people who use our products, to attract and retain marketers, and to attract and retain developers to build compelling mobile and web applications that integrate with our products. We have seen escalating competition for digital ad spending and expect this trend to continue. We also compete to attract and retain employees, especially software engineers, designers, and product managers.

We compete with the following companies for users’ attention and for advertisers’ budgets:

•

Companies that offer products that enable everyone to create and share ideas and other content and information. These offerings include, for example, Facebook (including Instagram and WhatsApp) and Alphabet (including Google and YouTube), Microsoft (including LinkedIn), Snap and Oath (formerly known as Yahoo), as well as largely regional social media and messaging companies that have strong positions in particular countries.  Increasingly, we face competition for live premium video content rights from other digital distributors and traditional television providers, which may limit our ability to secure such content on economic and other terms that are acceptable to us in the future.

•	Companies that develop applications, particularly mobile applications, that create, syndicate and distribute content across internet properties.
•

Traditional, online, and mobile businesses that enable users to consume content or marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

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

Sales and Marketing

We have a global sales force and sales support staff that is focused on attracting and retaining advertisers while certain advertisers use our self-serve advertising platform to launch and manage their advertising campaigns. Our sales force and sales support staff assist advertisers throughout the advertising campaign cycle, from pre-purchase decision making to real-time optimizations as they utilize our campaign management tools, and to post-campaign analytics reports to assess the effectiveness of their advertising campaigns.

Since our inception, our user base has grown primarily by word-of-mouth. Prior to 2015, we built our brand through these efforts and increased usage of Twitter worldwide with relatively minimal marketing costs. Beginning in 2015, we complemented that organic growth with targeted campaigns to drive new user acquisition. We set out to clearly define who we are and express the uniqueness and power of our brand through marketing campaigns to drive awareness of Twitter’s unique positioning around “What’s Happening Now”. In 2017, our marketing campaign “SeeEverySide” demonstrated how Twitter differs from other social platforms.

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

In May 2013, we implemented our Innovator’s Patent Agreement, or IPA, which we enter into with our employees and consultants, including our founders. The IPA which applies to our current and future patents, allows us to assert our patents defensively. The IPA also allows us to assert our patents offensively with the permission of the inventors of the applicable patent. The IPA can limit our ability to prevent infringement of our patents. See the section titled “Risk Factors—Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand” for a further discussion of the IPA.

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

We are also subject to federal, state and foreign laws regarding privacy and the protection of user data. Foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. For example, the General Data Protection Regulation, or the GDPR, has been adopted and will go into effect in May 2018. The GDPR also includes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning content regulation and data protection that could affect us.

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

Seasonality

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

Employees

As of December 31, 2017, we had 3,372 full-time employees.

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

The size of our user base and our users’ level of engagement are critical to our success. We had 330 million average MAUs in the three months ended December 31, 2017, representing a 4% increase from 318 million average MAUs in the three months ended December 31, 2016 (see section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Note About Our MAU Adjustment” below). DAUs for the three months ended December 31, 2017 increased 12% year-over-year. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will continue to slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets to continue to be higher than our user growth rate in the United States. To the extent our logged-in user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites or platforms that achieved early popularity have seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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

•	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful and relevant to them;
•	users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, format, relevance and prominence of ads or other content that we display;
•

there are adverse changes in our products or services that are mandated by, or that we elect to make to address, laws, legislation, inquiries from legislative bodies, regulatory authorities or litigation, including settlements or consent decrees;

•	we fail to provide adequate customer service to users; or
•	we do not maintain our brand image or our reputation is damaged.

We believe that meaningful growth in audience and engagement is dependent on improving our product and feature offerings to demonstrate our value proposition to a larger audience. If we are unable to increase our user base, user growth rate or user engagement, or if these metrics decline, our products and services could be less attractive to potential or new users, as well as to advertisers, content partners and platform partners, which would have a material and adverse impact on our business, financial condition and operating results.

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 89% and 86% of our revenue from advertising in the fiscal years ended December 31, 2016 and 2017, respectively. We generate substantially all of our advertising revenue through the sale of our Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending as well as the re-evaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Since our initial public offering, our revenue growth has been primarily driven by increases in the number of our users and increases in our ad load driven by strong advertiser demand as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase the number of our users, their engagement or monetize our larger global audience. Our advertising revenue also could be adversely affected by a number of other factors, including:

•	decreases in user engagement with the ads on our platform and those that we serve off of our platform;
•	decreases in the size of our user base or user growth rate;
•

if we are unable to demonstrate the value of our Promoted Products to advertisers and advertising agencies or if we are unable to measure the value of our Promoted Products in a manner which advertisers and advertising agencies find useful or reliable;

•	if we are unable to demonstrate the value of, or attract video and video advertisements, on our platform;
•	decreases in the perceived quantity, quality, usefulness or relevance of the content generated by our users or content partners;
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

Competition for users of our products and services is intense. Although we have developed a global platform that we believe is the best and fastest place to see what’s happening and what people are talking about all around the world, we face strong competition in our business. We compete against many companies to attract and engage users, including companies which have greater financial resources and substantially larger user bases, such as Facebook (including Instagram and WhatsApp), Alphabet (including Google and YouTube), Microsoft (including LinkedIn), Snap and Oath (formerly known as Yahoo), which offer a variety of Internet and mobile device-based products, services and content. For example, Facebook operates a social networking site with significantly more users than Twitter and has been introducing features similar to those of Twitter. In addition, Alphabet may use its strong position in one or more markets to gain a competitive advantage over us in areas in which we operate, including by integrating competing features into products or services they control. As a result, our competitors may draw users towards their products or services and away from ours. This could decrease the growth or engagement of our user base, which, in turn, would negatively affect our business. We also compete against largely regional social media and messaging companies that have strong positions in particular countries such as Kakao and Line.

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

We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Nexage and Brightroll Ad Exchanges, Oath (formerly known as AOL’s Ad.com) and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. In order to grow our revenue and improve our operating results, we must increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets.

We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:

•	the size and composition of our user base relative to those of our competitors;
•	our ad targeting and measurement capabilities, and those of our competitors;
•	the timing and market acceptance of our advertising services, and those of our competitors;
•	our marketing and selling efforts, and those of our competitors;
•	the pricing of our advertising products and services relative to those of our competitors;
•	the actual or perceived return our advertisers receive from our advertising services, and those of our competitors; and
•	our reputation and the strength of our brand relative to our competitors.

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

•	the pricing of our products and services;
•	the development and introduction of new products or services, changes in features of existing products or services or de-emphasis or termination of existing products, product features or services;
•	the impact of competitors or competitive products and services;
•	our ability to maintain or increase revenue;
•	our ability to maintain or improve gross margins and operating margins;
•	increases in research and development, marketing and sales and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	stock-based compensation expense;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs;
•	system failures resulting in the inaccessibility of our products and services;
•	breaches of security or privacy, and the costs associated with remediating any such breaches;
•	adverse litigation judgments, settlements or other litigation-related costs, and the fees associated with investigating and defending claims;
•	changes in the legislative or regulatory environment, including with respect to security, tax, privacy or enforcement by government regulators, including fines, orders or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	changes in U.S. generally accepted accounting principles; and
•	changes in global business or macroeconomic conditions.

Given our limited operating history and the rapidly evolving markets in which we compete, our historical operating results may not be useful to you in predicting our future operating results. If our revenue growth rate slows, we expect that the seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. For example, advertising spending is traditionally seasonally strong in the fourth quarter of each year and we believe that this seasonality affects our quarterly results, which generally reflect higher sequential advertising revenue growth from the third to fourth quarter compared to sequential advertising revenue growth from the fourth quarter to the subsequent first quarter. In addition, global economic concerns continue to create uncertainty and unpredictability and add risk to our future outlook. An economic downturn in any particular region in which we do business or globally could result in reductions in advertising revenue, as our advertisers reduce their advertising budgets, and other adverse effects that could harm our operating results.

We depend on highly skilled personnel to grow and operate our business, and have seen high levels of attrition.  If we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

Our future success and strategy will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers and product managers. We depend on contributions from our employees, and in particular our senior management team, to execute efficiently and effectively. We do not have employment agreements other than offer letters with any member of our senior management or other key employee, and we do not maintain key person life insurance for any employee. We also face significant competition for employees, particularly in the San Francisco Bay Area (where our headquarters is located) and other key markets, for engineers, designers and product managers from other Internet and high-growth companies, which include both publicly-traded and privately-held companies. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we are also experiencing high voluntary attrition, and the resulting influx of new leaders and other employees may require that we expend the time, attention and resources necessary to recruit and retain talent, restructure parts of our organization, and train and integrate new employees. In addition, to attract highly and retain skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. We may need to invest significant amounts of cash and equity to attract and retain new employees and we may not realize sufficient return on these investments. In addition, changes to U.S. immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to effectively attract and retain employees, we may not be able to innovate or execute quickly on our strategy and our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

We also believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations.  If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our culture, employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 79% of our average MAUs in the three months ended December 31, 2017, but our international revenue, as determined based on the billing location of our advertisers, was only 44% of our consolidated revenue in the three months ended December 31, 2017. Our inability to successfully expand our business internationally could adversely affect our business, financial condition and operating results.

User growth and engagement depend upon effective interoperation with operating systems, networks, devices, web browsers and standards that we do not control.

We make our products and services available across a variety of operating systems and through websites. We are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox. Any changes, bugs or technical issues in such systems, devices or web browsers or changes in our relationships with mobile operating system partners or mobile carriers, or in their terms of service or policies that diminish the functionality of our products and services, make it difficult for our users to access our content, limit our ability to target or measure the effectiveness of ads, impose fees related to our products or services or give preferential treatment to competitive products or services could adversely affect usage of our products and services. For example, many of our relationships with our mobile carriers to deliver our SMS messages were originally negotiated as free or low-cost connections, but recently some of the mobile carriers have been proposing fee increases for these arrangements, which may not be cost-effective for us. This may, in turn, adversely affect the number of users who receive our SMS messages. Additionally, some of our mobile carriers have experienced infrastructure issues due to natural disasters, which have caused deliverability errors or poor quality communications with our products. Any such errors, regardless of whether caused by our infrastructure or that of the service provider, may result in the loss of our existing users or may make it difficult to attract new users. Further, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our products and services work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a majority of our users access our products and services through mobile devices, we are particularly dependent on the interoperability of our products and services with mobile devices and operating systems in order to deliver our products and services. For example, a recent change was made to Safari’s integration with third-party applications including Twitter that resulted in a decrease of approximately 2 million MAUs who accessed Twitter by using registered third-party applications when those applications automatically contact our servers for regular updates without discernible user-initiated action. We also may not be successful in developing relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our products and services, particularly on their mobile devices, our user growth and engagement could be harmed, and our business and operating results could be adversely affected.

Our ability to convince potential and new users of the value of our products and services is critical to increasing our user base and to the success of our business.

We have developed a global platform that we believe is the best and fastest place to see what’s happening and what people are talking about all around the world, but the market for our products and services is relatively new and may not develop as expected, if at all. Despite our efforts to reduce barriers to consumption, people who are not our users may not understand the value of our products and services and new users may initially find our products confusing, which may make retention of such users more difficult. There may be a perception that our products and services are only useful to users who Tweet, or to influential users with large audiences. Convincing potential and new users of the value of our products and services is critical to increasing our user base and to the success of our business.

If we fail to educate potential users and potential advertisers about the value of our products and services, if the market for our platform does not develop as we expect or if we fail to address the needs of this market, our business will be harmed. Failure to adequately address these risks and challenges could harm our business and cause our operating results to suffer.

We have incurred significant operating losses in the past, and we may not be able to maintain profitability.

Since our inception, we have incurred significant operating losses, and, as of December 31, 2017, we had an accumulated deficit of $2.67 billion. Although our revenue has grown rapidly, increasing from $664.9 million in 2013 to $2.44 billion in 2017, our revenue growth rate has slowed as a result of a variety of factors. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our costs may increase in future periods as we continue to expend substantial financial resources on:

•	our technology infrastructure;
•	research and development for our products and services;
•	sales and marketing;
•	attracting and retaining talented employees;
•	strategic opportunities, including commercial relationships and acquisitions; and
•	general administration, including personnel costs and legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. Additionally, certain new revenue products or product features may carry higher costs relative to our other products, which may decrease our margins. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to maintain profitability.

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

We depend on the ability of our users, content partners, advertisers and platform partners to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. The adoption or repeal of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results. For example, access to Twitter is blocked in China and has been intermittently blocked in Turkey in the last three years and certain of our SMS messages have been blocked in Saudi Arabia. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to us and our users. As the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the Internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our operating results.

Our new products, product features, services and initiatives and changes to existing products, services and initiatives could fail to attract users, content partners, advertisers and platform partners or generate revenue.

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly assess the playing field and determine whether we need to improve or re-allocate resources amongst our existing products and services or create new ones (independently or in conjunction with third parties). Our ability to increase the size and engagement of our user base, attract content partners, advertisers and platform partners and generate revenue will depend on those decisions. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, in 2015, we introduced Periscope, a mobile application that lets users share and experience live video from their mobile phones and in 2013, we introduced Vine, a mobile application that enabled users to create and distribute videos that are up to six seconds in length, which we discontinued in January 2017 but transitioned certain product features to the Vine Camera app. Also, we introduced new features to Twitter such as “Moments”, a curated collection of Tweets, photos, videos, and Periscope broadcasts about current news stories or events; “In Case You Missed It,” which surfaces Tweets a logged-in user may have missed since last accessing Twitter; expanding our character limit to 280 characters for more people around the world; and “Threads,” new feature that allows people to more easily thread Tweets together. If new or enhanced products, product features or services fail to engage users, content partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives that do not directly generate revenue but which we believe will enhance our attractiveness to users, content partners and advertisers. In the future, we may invest in new products, product features, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services, enable us to develop new approaches to monetization or meet the expectations of our users or third-party business partners, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

We believe that maintaining and promoting our brand is critical to expanding our base of users, content partners and advertisers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable and innovative products and services with a focus on a positive user experience, which we may not do successfully. We may introduce new features, products, services or terms of service that users, content partners, advertisers or platform partners do not like, which may negatively affect our brand. Additionally, the actions of content partners may affect our brand if users do not have a positive experience using third-party applications or websites integrated with Twitter or that make use of Twitter content. We will also continue to experience media, legislative or regulatory scrutiny of our decisions regarding user privacy, content and other issues, which may adversely affect our reputation and brand. For example, we previously announced our discovery of content (including some advertisements) previously displayed on our products that may be relevant to government investigations relating to Russian interference in the 2016 U.S. presidential election, which drew media and regulatory scrutiny of our actions with respect to such content. Our brand may also be negatively affected by the actions of users that are hostile or inappropriate to other people, by users impersonating other people, by users identified as spam, by use of our products or services to disseminate information that may be viewed as misleading (or intended to manipulate the opinions of our users), by users introducing excessive amounts of spam on our platform or by third parties obtaining control over users’ accounts. For example, we were recently made aware of certain actions taken by a social media marketing company to sell followers and engagement that were in violation of our policies but that drew media and regulatory scrutiny on us. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

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

“Spam” on Twitter refers to a range of abusive activities that are prohibited by our terms of service and is generally defined as unsolicited, repeated actions that negatively impact other users with the general goal of drawing user attention to a given account, site, product or idea. This includes posting large numbers of unsolicited mentions of a user, duplicate Tweets, malicious automation, misleading links (e.g., to malware or “click-jacking” pages) or other false or misleading content, and aggressively following and un-following accounts, adding users to lists, sending invitations, Retweeting and liking Tweets to inappropriately attract attention. Our terms of service also prohibit the creation of serial or bulk accounts, both manually or using automation, for disruptive or abusive purposes, such as to Tweet spam or to artificially inflate the popularity of users seeking to promote themselves on Twitter. Although we continue to invest resources to reduce spam on Twitter, we expect spammers will continue to seek ways to act inappropriately on our platform. In addition, we expect that increases in the number of users on our platform will result in increased efforts by spammers to misuse our platform. We continuously combat spam, including by suspending or terminating accounts we believe to be spammers and launching algorithmic changes focused on curbing abusive activities. Our actions to combat spam require the diversion of significant time and focus of our engineering team from improving our products and services. If spam increases on Twitter, this could hurt our reputation for delivering relevant content or reduce user growth and user engagement and result in continuing operational cost to us.

Action by governments to restrict access to our products and services or censor Twitter content could harm our business and operating results.

Governments have sought, and may in the future seek, to censor content available through our products and services restrict access to our products and services from their country entirely or impose other restrictions that may affect the accessibility of our products and services for an extended period of time or indefinitely. For example, domestic Internet service providers in China have blocked access to Twitter, and other countries, including Iran, Libya, Pakistan, Turkey and Syria, have intermittently restricted access to Twitter, and we believe that access to Twitter has been blocked in these countries primarily for political reasons. In addition, governments in these or other countries may seek to restrict access to our products and services based on our decisions around user content, providing user information in response to governmental requests, or other matters. In the event that access to our products and services is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to retain or increase our user base and user engagement may be adversely affected, and our operating results may be harmed.

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

Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, in February 2016, we discovered, and corrected, a bug that affected our password recovery systems for about 24 hours. Although this issue did not expose passwords or information that could be used directly to access an account, it had the potential to expose the email address and phone number associated with a small number of accounts (fewer than 10,000 active accounts). Some errors in our software code may only be discovered after the product or service has been released. Errors, vulnerabilities, or other design defects within the software on which we rely may result in a negative experience for users and advertisers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. For example, in December 2016, we discovered and corrected a technical error in our Android application that resulted in incorrect reporting of certain video advertisement metrics for approximately one month. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of content or platform partners, loss of advertisers or advertising revenue or liability for damages or other relief sought in lawsuits, regulatory inquiries or other proceedings, any of which could adversely affect our business and operating results.

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

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy of users and others. While we strive to comply with applicable data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to so comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business.  For example, legislation has been introduced in the California state assembly that would require social media companies doing business in California to link every user account to a human being. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. For example, the General Data Protection Regulation, or the GDPR, has been adopted and will go into effect in May 2018. The GDPR also includes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we rely on a variety of legal bases to transfer certain personal information outside of the European Economic Area, including the EU-US Privacy Shield Framework, or Privacy Shield, and EU Standard Contractual Clauses, or SCCs. The Privacy Shield is currently under review by regulatory authorities and it and the SCCs are both subject of legal challenges in European courts, and the absence of successor legal bases for continued data transfer could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. Any of these changes to EU data protection law could disrupt our business.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU (often referred to as “Brexit”). Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the United Kingdom will be regulated.

Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas such as privacy and liability for copyright infringement by third parties such as various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change. The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning user behavior on the Internet, including regulation aimed at restricting certain online tracking and targeted advertising practices. Additionally, recent amendments to U.S. patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement.

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

Our products operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem. Additionally, the natural sunsetting of third-party products and operating systems that we use requires that our infrastructure teams reallocate time and attention to migration and updates, during which period potential security vulnerabilities could be exploited. If there is a security vulnerability (such as the recently-announced Spectre and Meltdown vulnerabilities) in one of these components and if there is a security exploit targeting it, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position.

Third parties may also gain access to Twitter user names and passwords without attacking Twitter directly by combining credential information from other recent breaches, using malware on victim machines that are stealing passwords for all sites, or a combination of both.  In addition, some of our developers or other partners, such as third-party applications to which our users have given permission to Tweet on their behalf, may receive or store information provided by us or by our users through mobile or web applications integrated with us. If these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users' data may be improperly accessed, used, or disclosed. As a result, unauthorized parties have obtained, and may in the future obtain, access to our data or our users’ or advertisers’ data. For example, we have previously disclosed that sophisticated unknown third parties had attacked our systems and may have had access to limited information for small subset of our users. In addition, a breach of a third-party application that has been trusted by a user could result in the account issuing Tweets, Likes, Retweets, or Direct Messages without such user’s knowledge or consent. Any systems failure or actual or perceived compromise of our security that results in the unauthorized access to or release of our users’ or advertisers’ data, such as credit card data, could significantly limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business.

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

We have faced and will continue to face claims relating to content that is published or made available through our products and services or third-party products or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, illegal content, misinformation, content regulation and personal injury torts. The laws relating to the liability of providers of online products or services for activities of their users remains somewhat unsettled, both within the United States and internationally. This risk may be enhanced in certain jurisdictions outside the United States where we may be less protected under local laws than we are in the United States. For example, we are subject to recently enacted legislation in Germany that may impose significant fines for failure to comply with certain content removal and disclosure obligations. In addition, the public nature of communications on our network exposes us to risks arising from the creation of impersonation accounts intended to be attributed to our users or advertisers. We could incur significant costs investigating and defending these claims. If we incur material costs or liability as a result of these occurrences, our business, financial condition and operating results could be adversely affected.

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

We also seek to obtain patent protection for some of our technology. We may be unable to obtain patent protection for our technologies, and our existing patents, and any patents that may be issued in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. Effective protection of patent rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

Our Innovator’s Patent Agreement, or IPA, also can limit our ability to prevent infringement of our patents. In May 2013, we implemented the IPA, which we enter into with our employees and consultants, including our founders. The IPA, which applies to our current and future patents, allows us to assert our patents defensively. The IPA also allows us to assert our patents offensively with the permission of the inventors of the applicable patent. Under the IPA, an assertion of claims is considered for a defensive purpose if the claims are asserted: (i) against an entity that has filed, maintained, threatened or voluntarily participated in a patent infringement lawsuit against us or any of our users, affiliates, customers, suppliers or distributors; (ii) against an entity that has used its patents offensively against any other party in the past ten years, so long as the entity has not instituted the patent infringement lawsuit defensively in response to a patent litigation threat against the entity; or (iii) otherwise to deter a patent litigation threat against us or our users, affiliates, customers, suppliers or distributors. In addition, the IPA provides that the above limitations apply to any future owner or exclusive licensee of any of our patents, which could limit our ability to sell or license our patents to third parties. While we may be able to claim protection of our intellectual property under other rights, such as trade secrets or contractual obligations with our employees not to disclose or use confidential information, we may be unable to assert our patent rights against third parties that we believe are infringing our patents, even if such third parties are developing products and services that compete with our products and services. For example, in the event that an inventor of one of our patents leaves us for another company and uses our patented technology to compete with us, we would not be able to assert that patent against such other company unless the assertion of the patent right is for a defensive purpose. In such event, we may be limited in our ability to assert a patent right against another company, and instead would need to rely on trade secret protection or the contractual obligation of the inventor to us not to disclose or use our confidential information. In addition, the terms of the IPA could affect our ability to monetize our intellectual property portfolio.

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

The number of our active users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that false or spam accounts represent fewer than 5% of our MAUs as of December 31, 2017. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform. Further, we rely on third-party SMS aggregators and mobile carriers to deliver SMS messages to certain of our users. If, however, we are notified of material deliverability issues because of, for example, infrastructure issues at the service-provider level or governmental restrictions based on content, we do not include the affected users in MAUs. We may also discover unexpected errors in our internal data that resulted from technical or other errors. For example, in the third quarter of 2017, we discovered that since the fourth quarter of 2014 we had included users of certain third-party applications as Twitter MAUs that should not have been considered MAUs. These third-party applications used Digits, a software development kit of our now-divested Fabric platform that allowed third-party applications to send authentication messages via SMS through our systems, which did not relate to activity on the Twitter platform. Although the change in the MAUs was relatively small in relation to our overall MAU numbers, we may face increased scrutiny as a result of the error.

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

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our total audience metrics are based on both internal metrics and data from Google Analytics, which measures unique visitors to our properties. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and content partners, advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. For example, we stopped disclosing timeline views as we no longer believed that metric was helpful in measuring engagement on our platform. If investors, analysts or customers do not believe our reported measures of user engagement are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be harmed.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended December 31, 2017, 93% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, a significant portion of users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

Acquisitions, divestitures and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our products, product features and services, and grow our business in response to changing technologies, user and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Periscope, a live-streaming video mobile application, and MoPub, a mobile-focused advertising exchange. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

We also make investments in privately-held companies in furtherance of our strategic objectives. We may not realize a return and may recognize a loss on such investments. Many of the instruments in which we invest are non-marketable at the time of our initial investment. Companies in which we invest range from early-stage companies still defining their strategic direction to more mature companies with established revenue streams and business models. The success of our investment in any company is typically dependent on the availability to the company of additional funding on favorable terms, or a liquidity event, such as a public offering or acquisition. If any of the companies in which we invest decrease in value, we could lose all or part of our investment. For example, in the year ended December 31, 2017, we recorded a $62.4 million cost-method investment impairment charge relating to an investment in a privately-held company.

In certain cases, we have also divested or stopped investing in certain products. For instance, in January 2017, we divested certain assets related to our Fabric platform. In 2017, we also deprecated certain of our revenue products, including TellApart, which was acquired in 2015. In these cases, we have needed to and may, in the future, need to restructure operations, terminate employees and/or incur other expenses. We may not realize the expected benefits and cost savings of these actions and our results may be harmed.

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

In 2014, we issued $935.0 million in aggregate principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million in aggregate principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, in private placements to qualified institutional buyers. As of December 31, 2017, we had a total par value of $1.89 billion of outstanding Notes.

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

Our income tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology (or other intangible assets) or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial condition and operating results. On October 5, 2015, the Organization for Economic Cooperation and Development (OECD), an international association of thirty four countries, including the U.S. and UK, released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. We are subject to review and audit by U.S. federal and state and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations or accounting principles, as well as certain discrete items. The 2017 Tax Cuts and Jobs Act (the “Tax Act”) contains many significant changes to the U.S. federal income tax laws, the consequences to us of which have not yet been fully determined and which could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. Greater than anticipated tax expenses, or disputes with tax authorities, could adversely impact our operating results.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The recently-enacted Tax Act significantly affected U.S. tax law by changing how U.S. income tax is assessed on multinational corporations. The Tax Act requires complex computations not previously provided for in U.S. tax law and the U.S. Department of Treasury may issue regulations and interpretive guidance that may significantly impact how we will apply the law and impact our results of operations.  Additionally, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions call for the collection and preparation of information not previously required. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates and recorded a provisional estimate of the effect of the Tax Act in our financial statements for the year ended December 31, 2017. As additional regulatory and interpretive guidance is issued, we may refine our analysis and make adjustments that differ from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2017, we had recorded a total of $1.24 billion of goodwill and intangible assets. An adverse change in market conditions or financial results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $3.43 billion and state net operating loss carryforwards of approximately $1.47 billion. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. In addition, the Tax Act includes changes to the U.S. federal corporate income tax rate, and our net operating loss carryforwards and other deferred tax assets have been revalued at the newly enacted rate. We do not expect this to have a material impact on our financials because we currently maintain a full valuation allowance on our U.S. deferred tax assets. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $13.72, through December 31, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Facilities

As of December 31, 2017, we leased office facilities around the world totaling approximately 1,572,000 square feet, including approximately 749,000 square feet for our corporate headquarters in San Francisco, California. We also lease data center facilities in the United States pursuant to various lease agreements and co-location arrangements with data center operators. We believe our facilities are sufficient for our current needs.

Item 3. LEGAL PROCEEDINGS

Legal Proceedings

We are currently a party to a consolidated shareholder class action lawsuit (captioned Doris Shenwick, et al. v. Twitter, Inc., et al. and Claire Degenhardt, et al. v. Twitter, Inc., et al.) that was filed in September 2016 in the U.S. District Court for the Northern District of California. Plaintiffs allege false and misleading statements in violation of securities laws, naming us, a current officer and a former officer as defendants and seek unspecified damages. We filed a motion to dismiss, which was granted in part and denied in part. We dispute the claims and intend to continue to defend the lawsuit vigorously.

We are also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, securities, employment and contractual rights.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “TWTR” since November 7, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for the periods indicated:

	2017		2016
	High	Low	High	Low
First Quarter	$18.77	$14.32	$23.00	$13.91
Second Quarter	19.78	14.12	17.98	13.72
Third Quarter	20.88	15.67	23.98	15.69
Fourth Quarter	25.56	16.78	25.25	16.16

Holders of Record

As of February 8, 2018, there were 898 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

None.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Dow Jones Internet Composite Index, or DJ Internet Composite. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 7, 2013, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2017. The returns shown are based on historical results and are not intended to suggest future performance.

250.00
200.00
150.00
100.00
50.00
-
Index Level
11/7/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/30/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
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

The consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10‑K. The consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$2,443,299	$2,529,619	$2,218,032	$1,403,002	$664,890
Costs and expenses(1)
Cost of revenue	861,242	932,240	729,256	446,309	266,718
Research and development	542,010	713,482	806,648	691,543	593,992
Sales and marketing	717,419	957,829	871,491	614,110	316,216
General and administrative	283,888	293,276	260,673	189,906	123,795
Total costs and expenses	2,404,559	2,896,827	2,668,068	1,941,868	1,300,721
Income (loss) from operations	38,740	(367,208)	(450,036)	(538,866)	(635,831)
Interest expense	(105,237)	(99,968)	(98,178)	(35,918)	(7,576)
Other income (expense), net	(28,921)	26,342	14,909	(3,567)	(3,739)
Loss before income taxes	(95,418)	(440,834)	(533,305)	(578,351)	(647,146)
Provision (benefit) for income taxes(2)	12,645	16,039	(12,274)	(531)	(1,823)
Net loss	$(108,063)	$(456,873)	$(521,031)	$(577,820)	$(645,323)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.65)	$(0.79)	$(0.96)	$(3.41)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	732,702	702,135	662,424	604,990	189,510
Other Financial Information:(3)
Adjusted EBITDA	$862,986	$751,493	$557,807	$300,896	$75,430
Non-GAAP net income (loss)	$328,859	$264,406	$180,486	$68,438	$(19,057)

(1)	Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Cost of revenue	$23,849	$29,502	$40,705	$50,536	$50,942
Research and development	240,833	335,498	401,537	360,726	379,913
Sales and marketing	94,135	160,935	156,904	157,263	114,440
General and administrative	74,989	89,298	82,972	63,072	55,072
Total stock-based compensation	$433,806	$615,233	$682,118	$631,597	$600,367

(2)	Provision (benefit) for income taxes includes the immaterial impact of the 2017 Tax Cuts and Jobs Act (the “Tax Act”).
(3)	See the section titled “Non-GAAP Financial Measures” below for additional information and a reconciliation of net loss to Adjusted EBITDA and net loss to non-GAAP net income (loss).

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,638,413	$988,598	$911,471	$1,510,724	$841,010
Short-term investments	2,764,689	2,785,981	2,583,877	2,111,154	1,393,044
Property and equipment, net	773,715	783,901	735,299	557,019	332,662
Total assets	7,412,477	6,870,365	6,442,439	5,583,082	3,366,240
Convertible notes	1,627,460	1,538,967	1,455,095	1,376,020	—
Total liabilities	2,365,259	2,265,430	2,074,392	1,956,679	416,234
Total stockholders' equity	5,047,218	4,604,935	4,368,047	3,626,403	2,950,006

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA, non-GAAP income (loss) before income taxes, non-GAAP provision (benefit) for income taxes as it relates to the calculation of non-GAAP net income (loss), and non-GAAP net income (loss). These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses, net, provision (benefit) for income taxes, restructuring charges and one-time nonrecurring gain, if any.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(108,063)	$(456,873)	$(521,031)	$(577,820)	$(645,323)
Stock-based compensation expense	433,806	615,233	682,118	631,597	600,367
Depreciation and amortization expense	395,867	402,172	312,823	208,165	110,894
Interest and other expense, net	134,158	73,626	83,269	39,485	11,315
Provision (benefit) for income taxes	12,645	16,039	(12,274)	(531)	(1,823)
Restructuring charges and one-time nonrecurring gain	(5,427)	101,296	12,902	—	—
Adjusted EBITDA	$862,986	$751,493	$557,807	$300,896	$75,430

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to convertible notes, non-cash expense related to acquisitions, impairment of investments in privately-held companies, restructuring charges and one-time nonrecurring gain, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate (which was 37% for all current and historical periods presented).

Non-GAAP Income (Loss) before Income Taxes. We define non-GAAP income (loss) before income taxes as income (loss) before income taxes adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to convertible notes, non-cash expense related to acquisitions, impairment of investments in privately-held companies, and restructuring charges and one-time nonrecurring gain.

Non-GAAP Provision (Benefit) for Income Taxes. We define non-GAAP provision (benefit) for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. statutory tax rate (which was 37% for all current and historical periods presented).

The following table presents a reconciliation of net loss to non-GAAP net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss)
Net loss	$(108,063)	$(456,873)	$(521,031)	$(577,820)	$(645,323)
Exclude: Provision (benefit) for income taxes	12,645	16,039	(12,274)	(531)	(1,823)
Loss before income taxes	(95,418)	(440,834)	(533,305)	(578,351)	(647,146)
Stock-based compensation expense	433,806	615,233	682,118	631,597	600,367
Amortization of acquired intangible assets	46,537	69,338	54,659	36,563	16,530
Non-cash interest expense related to convertible notes	80,061	74,660	69,185	18,823	—
Non-cash expense related to acquisition	—	—	926	—	—
Impairment of investments in privately-held companies	62,439	—	—	—	—
Restructuring charges and one-time nonrecurring gain	(5,427)	101,296	12,902	—	—
Non-GAAP income (loss) before income taxes	521,998	419,693	286,485	108,632	(30,249)
Non-GAAP provision (benefit) for income taxes	193,139	155,287	105,999	40,194	(11,192)
Non-GAAP net income (loss)	$328,859	$264,406	$180,486	$68,438	$(19,057)

We use non-GAAP financial measures of Adjusted EBITDA, non-GAAP income (loss) before income taxes, non-GAAP provision (benefit) for income taxes, and non-GAAP net income (loss) in evaluating our operating results and for financial and operational decision-making purposes. We believe that Adjusted EBITDA, non-GAAP income (loss) before income taxes and non-GAAP net income (loss) help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA, non-GAAP income (loss) before income taxes and non-GAAP net income (loss). We believe that Adjusted EBITDA, non-GAAP income (loss) before income taxes and non-GAAP net income (loss) provide useful information about our operating results, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision-making. We also use these measures to establish budgets and operational goals for managing our business and evaluating our performance.

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the nearest GAAP equivalent of these financial measures. Some of these limitations are:

•

These non-GAAP financial measures exclude restructuring charges, one-time nonrecurring gain and certain recurring non-cash charges such as stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to convertible notes and impairment of investments in privately-held companies;

•	Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;
•	Adjusted EBITDA and non-GAAP income (loss) before income taxes do not reflect tax payments that reduce cash available to us;
•	Non-GAAP net income (loss) reflects an estimate of taxes calculated in accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation, not actual taxes due or payable;
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

FY 2017 Overview and Highlights

Total revenue was $2.44 billion, a decrease of 3% compared to 2016.

•	Advertising revenue totaled $2.11 billion, a decrease of 6% compared to 2016.
•	Data licensing and other revenue totaled $333.3 million, an increase of 18% compared to 2016.
•	U.S. revenue totaled $1.41 billion, a decrease of 10% compared to 2016.
•	International revenue totaled $1.03 billion, an increase of 7% compared to 2016.
•	Total ad engagements increased 96% year-over-year.
•	Cost per engagement decreased 52% year-over-year.

Net loss was $108.1 million, a decrease of 76% compared to 2016.

Non-GAAP net income was $328.9 million, an increase of 24% compared to 2016.

Adjusted EBITDA was $863.0 million, an increase of 15% compared to 2016.

Cash, cash equivalents and short-term investments in marketable securities totaled $4.40 billion as of December 31, 2017.

Average monthly active users were 330 million for the three months ended December 31, 2017, an increase of 4% compared to the three months ended December 31, 2016.

Average daily active usage for the three months ended December 31, 2017 grew 12% year-over-year.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended December 31, 2017, we had 330 million average MAUs, which represents an increase of 4% from the three months ended December 31, 2016(1). The growth in average MAUs was driven by a combination of organic growth, marketing, and product improvements, including the ongoing benefits of improved relevance in email, push notifications and the timeline. In the three months ended December 31, 2017, we had 68 million average MAUs in the United States and 262 million average MAUs in the rest of the world, which represent increases of 2% and 4%, respectively, from the three months ended December 31, 2016. For additional information on how we calculate MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

MAU growth is historically seasonally weak in the fourth quarter. In addition, a recent change was made to Safari’s integration with third-party applications including Twitter that resulted in a decrease of approximately 2 million MAUs that accessed Twitter by using registered third-party applications when those applications automatically contact our servers for regular updates without discernible user-initiated action, which we refer to as third-party auto-polling MAU. However, we do not serve ads to this subset of MAUs and as a result, no revenue is generated from such MAUs. MAU in the fourth quarter was also impacted by increased information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts.

(1) Reported average Monthly Active Users reflects adjustments for approximately 1-2 million users per quarter of certain third-party applications that were included as Twitter MAUs that should not have been considered MAUs in certain prior periods. Daily Active Usage was not affected. Further details regarding the adjustment can be found in the section titled "Note About Our MAU Adjustment."

Note About Our MAU Adjustment

In the third quarter of 2017, we discovered that since the fourth quarter of 2014 we had included users of certain third-party applications as Twitter MAUs that should not have been considered MAUs. These third-party applications used Digits, a software development kit of our now-divested Fabric platform, that allowed third-party applications to send authentication messages via SMS through our systems, which did not relate to activity on the Twitter platform. The table below presents the impact for the periods beginning in the fourth quarter of 2016. Due to our data retention policies, we do not have data to reconcile periods prior to the fourth quarter of 2016, but our estimates suggest the prior period adjustments are smaller than those in the fourth quarter of 2016.

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

DAU grew faster than MAU in the fourth quarter of 2017 as we continued to benefit from organic growth, product and marketing investments made in this quarter and in prior periods.

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

In the three months ended December 31, 2017, ad engagements increased 75% from the three months ended December 31, 2016. The increase was driven by a continuing mix shift toward video ad impressions as well as higher click-through rates. In the three months ended December 31, 2017, average cost per ad engagement decreased 42% from the three months ended December 31, 2016. The decrease in cost per ad engagement reflects a higher mix of video ad engagements (which have overall lower cost per ad engagement compared to other ad formats) and lower cost per ad engagement across the majority of ad formats compared to the fourth quarter of 2016.

Factors Affecting Our Future Performance

User Growth and Monetization. User growth trends reflected in the number of MAUs, changes in DAUs and monetization trends reflected in advertising engagements are key factors that affect our revenue. As our user base and the level of engagement of our users grow, we believe the potential to increase our revenue grows.

User Growth. We have generally experienced growth in our number of users over the last several years. In general, a higher proportion of Internet users in the United States use Twitter than Internet users in other countries. Accordingly, in the future we expect our user growth rate in certain international markets to continue to be higher than our user growth rate in the United States. However, we expect to face challenges in entering some markets, such as China, where access to Twitter is blocked, as well as certain other countries that have intermittently restricted access to Twitter. Restrictions or limitations on access to Twitter may adversely impact our ability to increase the size of our user base and generate additional revenue in certain markets.

We do not separately track whether an MAU has only used Twitter on a desktop or on a mobile device. However, in the three months ended December 31, 2017, approximately 80% of our average MAUs accessed Twitter from a mobile device, roughly stable from the three months ended December 31, 2016.

We may face challenges in increasing the size of our user base, including, among others, competition from alternative products and services, a decline in the number of influential users on Twitter or a perceived decline in the quality of content or user experience available on Twitter. We intend to drive growth in our user base by building and shipping product changes more rapidly to make Twitter safer and investing in our core use case and in new product areas — such as live streaming video, among others — that further strengthen our unique position as the best and fastest place to see and talk about what’s happening in the world. Our user growth rate has fluctuated over time, and it may slow or decline. To the extent our logged-in user growth or user growth rate continues to slow or the absolute number of logged in users declines, our revenue growth will become dependent on our ability to increase levels of user engagement on Twitter and increasing revenue growth from third-party publishers’ websites and applications, data licensing and other offerings.

Monetization.  There are many variables that impact the monetization of our platform, such as the number of users, our users’ level of engagement with our platform, ad load (which is a function of the amount of advertising we choose to display), our users’ engagement with our Promoted Products, advertiser demand and cost per ad engagement. Generally, we design our algorithms for our pay-for-performance Promoted Products on Twitter to optimize the overall user experience and the value we deliver to advertisers. Advertising revenue growth may be impacted by escalating competition for digital ad spending and the reevaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Furthermore, we may see a continuing decline in the number of advertisers on a year-over-year basis, which may also impact overall demand for our ads products. We have, and may in the future, increase ad load to the extent that we are able to continue to reach the right balance of advertiser value and the overall user experience. In order to improve monetization, we plan to increase the value of our advertising services by continuing to increase the size and engagement of our user base as well as improve our ability to target advertising to our users’ interests and the ability of our advertisers to optimize their campaigns and measure the results of their campaigns.

Although the majority of the Promoted Products we sell to our advertisers are placed on Twitter, we have augmented our advertising revenue by selling to advertisers our advertising products that we place on third-party publishers’ websites, applications or other offerings. For the latter category of advertising placements, we incur additional costs, particularly traffic acquisition costs, to fulfill our services to advertisers. As we deprecated our TellApart offering in 2017, we expect contributions from our advertising products that we place on third-party publishers’ websites and applications to face significant headwinds in 2018. TellApart revenue was $44.6 million in 2017, mainly in the first half of 2017, compared to $126.4 million in 2016.

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

Investment in International Operations. We intend to strategically invest in our international operations in order to expand our user base and advertiser base and increase user engagement and monetization internationally. In the three months ended December 31, 2017, we had 262 million average MAUs internationally compared to 68 million average MAUs in the United States. In addition, our number of users is growing at a faster rate in many international markets. However, we derive the majority of our advertising revenue from advertisers in the United States.

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

Competition. We face competition for users and advertisers. We compete against many companies to attract and engage users and for advertiser spend, including companies with greater financial resources and substantially larger user bases which offer a variety of Internet and mobile device-based products, services and content. In recent years there has been a significant number of acquisitions and consolidation activity by and among our actual and potential competitors. We must compete effectively for users and advertisers in order to grow our business and increase our revenue. We believe that our ability to compete effectively for users depends upon a number of factors, including the quality of our products and services and the actual or perceived return our advertisers receive on their investment in our products and services. Our ability to compete effectively for advertisers also depends upon a number of factors, including our ability to offer attractive advertising products with unique targeting capabilities and the size of our active user base. We have seen escalating competition for digital ad spending and expect this trend to continue. In addition, many advertisers, particularly branded advertisers use marketing mix analyses to determine how to allocate their advertising budgets on an annual or bi-annual basis. As a result, we need to demonstrate to those advertisers during the appropriate time period that we provide a better return on investment than our competitors do in order to secure, increase or sustain our share of the advertising budget allocated for a significant portion of the year until the next budget cycle. We intend to continue to invest in research and development to improve our products and services for users and advertisers and to grow our active user base in order to address the competitive challenges in our industry. As part of our strategy to improve our products and services, we may acquire other companies to add engineering talent or complementary products and technologies.

Investment in Infrastructure. We strive to optimize the capacity and enhance the capability and reliability of our infrastructure. Our infrastructure is critical to providing users, platform partners, advertisers and data partners access to our platform, particularly during major planned and unplanned events, such as elections, sporting events or natural disasters, when activity on our platform increases dramatically. As our user base and the activity on our platform grow, we expect that investments and expenses associated with our infrastructure will continue to grow. These investments and expenses include the expansion and improvement of our data center operations and related operating costs, additional servers and networking equipment to increase the capacity of our infrastructure and increased bandwidth costs.

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

Investment in Talent. We intend to invest in hiring key roles and retaining talented employees to grow our business. We have seen high levels of attrition, and as a result, need to focus on hiring and employee retention to be successful. We have also made, and intend to continue to make, acquisitions that add engineers, designers, product managers and other personnel with specific technology expertise. In addition, we must retain our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Seasonality. Advertising spending is traditionally strongest in the fourth quarter of each year. Historically, this seasonality in advertising spending has affected our quarterly results, with higher sequential advertising revenue growth from the third quarter to the fourth quarter compared to sequential advertising revenue growth from the fourth quarter to the subsequent first quarter. For example, our advertising revenue increased 25%, 17% and 28% between the third and fourth quarters of 2015, 2016 and 2017, respectively, while advertising revenue for the first quarter of 2016 and 2017 decreased 17% and 26% compared to the fourth quarter of 2015 and 2016, respectively.

Stock-Based Compensation Expense. We have historically utilized, and intend to continue to utilize, various forms of stock-based awards in order to hire and retain talented employees. During the years ended December 31, 2017 and 2016, we recognized $433.8 million and $615.2 million of expense related to stock-based compensation, respectively. As of December 31, 2017, we had unrecognized stock-based compensation expense of approximately $598.7 million related to outstanding equity awards, which we expect to recognize over a weighted-average period of approximately two years. The stock-based compensation expenses related to our outstanding equity awards have a significant impact on the amount of net income we generate on a GAAP basis. We continued to make progress in reducing our annual stock-based compensation expense on both an absolute basis and as a percentage of revenue. We remain committed to reducing stock-based compensation to high single digits to low teens as a percentage of revenue over time, bringing us more in line with our peers.

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue
Advertising services	$2,109,987	$2,248,052	$1,994,036
Data licensing and other	333,312	281,567	223,996
Total Revenue	2,443,299	2,529,619	2,218,032
Costs and expenses (1)
Cost of revenue	861,242	932,240	729,256
Research and development	542,010	713,482	806,648
Sales and marketing	717,419	957,829	871,491
General and administrative	283,888	293,276	260,673
Total costs and expenses	2,404,559	2,896,827	2,668,068
Income (loss) from operations	38,740	(367,208)	(450,036)
Interest expense	(105,237)	(99,968)	(98,178)
Other income (expense), net	(28,921)	26,342	14,909
Loss before income taxes	(95,418)	(440,834)	(533,305)
Provision (benefit) for income taxes	12,645	16,039	(12,274)
Net loss	$(108,063)	$(456,873)	$(521,031)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$23,849	$29,502	$40,705
Research and development	240,833	335,498	401,537
Sales and marketing	94,135	160,935	156,904
General and administrative	74,989	89,298	82,972
Total stock-based compensation expense	$433,806	$615,233	$682,118

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2017	2016	2015
Revenue
Advertising services	86%	89%	90%
Data licensing and other	14	11	10
Total Revenue	100	100	100
Costs and expenses
Cost of revenue	35	37	33
Research and development	22	28	36
Sales and marketing	29	38	39
General and administrative	12	12	12
Total costs and expenses	98	115	120
Income (loss) from operations	2	(15)	(20)
Interest expense	(4)	(4)	(4)
Other income (expense), net	(1)	1	1
Loss before income taxes	(4)	(17)	(24)
Provision (benefit) for income taxes	1	1	(1)
Net loss	(4)%	(18)%	(23)%

Years Ended December 31, 2017, 2016 and 2015

Revenue

We generate the substantial majority of our revenue from the sale of advertising services. We also generate revenue by licensing our data to third parties and providing mobile advertising exchange services.

Advertising Services

We generate most of our advertising revenue by selling our Promoted Products. Currently, our Promoted Products consist of the following:

•

Promoted Tweets. Promoted Tweets, which are labeled as “promoted,” appear within a user’s timeline, search results or profile pages just like an ordinary Tweet regardless of device, whether it be desktop or mobile. Using our proprietary algorithms and understanding of the interests of each user, we can deliver Promoted Tweets that are intended to be relevant to a particular user. We enable our advertisers to target an audience based on our users’ Interest Graphs. Our Promoted Tweets are pay-for-performance or pay-for-impression delivered advertising that are priced through an auction. Our Promoted Tweets include objective-based features that allow advertisers to pay only for the types of engagement selected by the advertisers, such as Tweet engagements (e.g., Retweets, replies and likes), website clicks or conversions, mobile application installs or engagements, obtaining new followers, or video views.

•

Promoted Accounts.  Promoted Accounts, which are labeled as “promoted,” provide a way for our advertisers to grow a community of users who are interested in their business, products or services. Our Promoted Accounts are pay-for-performance advertising that is priced through an auction.

•

Promoted Trends. Promoted Trends, which are labeled as “promoted,” appear at the top of the list of trending topics or timeline for an entire day in a particular country or on a global basis. We sell our Promoted Trends on a fixed-fee-per-day basis.

While the majority of the Promoted Products we sell to our advertisers are placed on Twitter, we also generate advertising revenue by placing advertising products that we sell to advertisers on third-party publishers’ websites, applications or other offerings.

Data Licensing and Other

We generate data licensing and other revenue by (i) offering data products and data licenses that allow our data partners to access, search and analyze historical and real-time data on our platform, which data consists of public Tweets and their content, and (ii) providing mobile advertising exchange services through our MoPub exchange. Our data partners generally purchase licenses to access all or a portion of our data for a fixed period. We recognize data licensing revenue as the licensed data is made available to our data partners. In addition, we operate a mobile ad exchange and receive service fees from transactions completed on the exchange. Our mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory and matches buyers and sellers. We have determined we are not the principal in the purchase and sale of advertising inventory in transactions between third-party buyers and sellers on the exchange. Therefore we report revenue related to our ad exchange services on a net basis.

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(in thousands)
Advertising services	$2,109,987	$2,248,052	$1,994,036	(6)%	13%
Data licensing and other	333,312	281,567	223,996	18%	26%
Total revenue	$2,443,299	$2,529,619	$2,218,032	(3)%	14%

2017 Compared to 2016. Revenue in 2017 decreased by $86.3 million compared to 2016.

In 2017, advertising revenue decreased by 6% compared to 2016. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising products on our owned and operated platform in 2017 was $1.90 billion as compared to $1.99 billion in 2016. Advertising revenue generated from the sale of our advertising products placed on third-party publishers’ websites, applications and other offerings in 2017 was $211.2 million as compared to $260.2 million in 2016. The decrease in advertising revenue from the sale of our advertising products placed on third-party publishers’ websites, applications and other offerings in 2017 was driven by significantly lower contribution from TellApart (which was deprecated in 2017), which was offset by strong performance from Twitter Audience Platform. TellApart revenue was $44.6 million in 2017, mainly in the first half of 2017, compared to $126.4 million in 2016.

The overall decrease in advertising revenue was primarily attributable to a 52% decrease in average cost per ad engagement offset by a 96% increase in the number of ad engagements in 2017 compared to 2016. The decrease in average cost per ad engagement reflects a higher mix of video ad engagements (which have overall lower cost per ad engagement compared to other ad formats) and lower cost per ad engagement across the majority of ad formats compared to the fourth quarter of 2016. The increase in ad engagements was driven by a continuing mix shift toward video ad impressions as well as higher click-through rates.

Advertising revenue continued to be driven by strong growth in our video ad formats offset by declines in traditional Promoted Tweet and direct response ad formats. As our user base and the level of engagement of our users grow, we believe the potential to increase our revenue grows.

In 2017, data licensing and other revenue increased by 18% compared to 2016. A majority of the increase was attributable to growth in data licensing fees from the offering of data products. We expect to continue to grow our data revenue with a new product and channel segmented go-to-market approach.

2016 Compared to 2015. Revenue in 2016 increased by $311.6 million compared to 2015.

In 2016, advertising revenue increased by 13% compared to 2015. Foreign exchange effect did not have a material impact on advertising revenue in 2016. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising products on our owned and operated platform in 2016 was $1.99 billion as compared to $1.80 billion in 2015. Advertising revenue generated from the sale of our advertising products placed on third-party publishers’ websites, applications and other offerings in 2016 was $260.2 million as compared to $194.2 million in 2015, which increase was driven, in part, by the acquisition of TellApart in May 2015 and from the growth of sales in our organically-built advertising network, Twitter Audience Platform. The overall increase in advertising revenue was primarily attributable to a 152% increase in the number of ad engagements offset by a 55% decrease in average cost per ad engagement in 2016 compared to 2015. The increase in ad engagements was driven by continued adoption of auto-play video and an increase in ad load. The decrease in average cost per ad engagement was due primarily to the shift to auto-play video, which delivers more engagement at a much lower average cost per engagement than click-to-play video ads and decreases in same-format prices for most of our other advertising products. Advertising revenue continued to be driven by growth in demand for our advertising products, particularly video as well as growth in our advertising base. Strength from our video ad format, however, was offset by year-over-year declines in revenue generated from our traditional Promoted Tweet ad format.

In 2016, data licensing and other revenue increased by 26% compared to 2015. The increase was primarily attributable to growth in mobile advertising exchange services and to a lesser extent an increase in data licensing fees from the offering of data products.

Cost of Revenue

Cost of revenue includes infrastructure costs, other direct costs including content costs, amortization of acquired intangible assets and amortization of capitalized labor costs for internally developed software, allocated facilities costs, as well as traffic acquisition costs, or TAC. Infrastructure costs consist primarily of data center costs related to our co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs; as well as depreciation of servers and networking equipment; and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams. TAC consists of costs we incur with third parties in connection with the sale to advertisers of our advertising products that we place on third-party publishers’ websites, applications or other offerings collectively resulting from acquisitions, and from our organically-built advertising network, Twitter Audience Platform. Many of the elements of our cost of revenue are fixed, and cannot be reduced in the near term.

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(in thousands)
Cost of revenue	$861,242	$932,240	$729,256	(8)%	28%
Cost of revenue as a percentage of revenue	35%	37%	33%

2017 Compared to 2016. In 2017, cost of revenue decreased by $71.0 million compared to 2016. The decrease was attributable to a $48.6 million decrease in restructuring expenses, a $45.3 million decrease in infrastructure costs, a $42.7 million decrease in TAC substantially due to the decrease in advertising revenue generated from TellApart (which we deprecated in 2017), and a $3.5 million decrease in personnel-related costs. These decreases were offset by a $55.5 million increase in other direct costs that is primarily driven by an increase in content costs, and a $13.6 million increase in depreciation and amortization expense primarily related to additional internally developed software, server and networking equipment.

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

We plan to continue to scale the capacity and enhance the capability and reliability of our infrastructure to support user growth and increased activity on our platform. We also expect that the amount of revenue generated from the sale of our advertising services on third-party publishers’ websites, applications and other offerings will vary. As a result, we expect that cost of revenue will vary in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

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

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(in thousands)
Research and development	$542,010	$713,482	$806,648	(24)%	(12)%
Research and development as a percentage of revenue	22%	28%	36%

2017 Compared to 2016. In 2017, research and development expenses decreased by $171.5 million compared to 2016. The decrease was attributable to a $141.6 million decrease in personnel-related costs, mainly driven by a decrease in stock-based compensation expense, a $25.9 million decrease in restructuring charges net of a one-time nonrecurring gain on sale of assets in 2017, a $23.7 million decrease in allocated facilities and other supporting overhead expenses due to a decrease in overall total expenses, a $2.6 million decrease in other expenses, and a $2.5 million decrease in depreciation and amortization expense, offset by a $24.8 million decrease in the capitalization of costs associated with developing software for internal use.

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

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(in thousands)
Sales and marketing	$717,419	$957,829	$871,491	(25)%	10%
Sales and marketing as a percentage of revenue	29%	38%	39%

2017 Compared to 2016. In 2017, sales and marketing expenses decreased by $240.4 million compared to 2016. The decrease was attributable to a $116.0 million decrease in personnel-related costs, driven by a decrease in average employee headcount mainly as a result of our 2016 restructuring plan, a $54.0 million decrease in marketing and sales-related expenses, a $28.0 million decrease in allocated facilities and other supporting overhead expenses due to a decrease in overall total expenses, a $27.4 million decrease in restructuring expenses, and a $15.0 million decrease in amortization of acquired intangible assets.

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

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(in thousands)
General and administrative	$283,888	$293,276	$260,673	(3)%	13%
General and administrative as a percentage of revenue	12%	12%	12%

2017 Compared to 2016. In 2017, general and administrative expense decreased by $9.4 million compared to 2016. The decrease was attributable to a $9.2 million decrease in personnel-related costs, mainly driven by a decrease in stock-based compensation expense, a $4.9 million decrease in facilities and supporting costs, and a $4.8 million decrease in restructuring charges. The decreases were offset by a $9.0 million increase in fees and costs for professional services, and a $0.5 million increase in other expenses.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Interest expense	$105,237	$99,968	$98,178

2017 Compared to 2016. In 2017, interest expense increased by $5.3 million compared to 2016. Interest expense in 2017 was comprised of $99.6 million of total interest expense related to the Notes as well as our credit facility (described below) and $5.6 million related to capital leases of equipment.

2016 Compared to 2015. In 2016, interest expense increased by $1.8 million compared to 2015. Interest expense in 2016 was comprised of $94.5 million of total interest expense related to the Notes as well as our credit facility and $5.5 million related to capital leases of equipment.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Other income (expense), net	$(28,921)	$26,342	$14,909

2017 Compared to 2016. In 2017, other expense, net, was $28.9 million compared to other income, net, of $26.3 million in 2016. The change was primarily attributable to the recording of an other-than-temporary impairment on a cost-method investment of $62.4 million in 2017 and less favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments, offset by an increase in interest income on our short term investments.

Other expense, net, in 2017 was comprised of $62.4 million of other-than-temporary impairment on a cost-method investment, $8.8 million of foreign currency exchange net loss, and $1.0 million of other expense, offset by $43.3 million of interest and other income.

2016 Compared to 2015. In 2016, other income, net, increased by $11.4 million compared to 2015. The increase was attributable to an increase in interest income on our short term investments and favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments, offset by an increase in other expenses.

Other income, net, in 2016 was comprised of $25.3 million of interest and other income and $5.8 million of foreign currency exchange gain, offset by $4.8 million of other expenses.

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

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. Among other provisions, the Tax Act reduces the U.S. federal statutory corporate income tax rate from 35% to 21%. As a result, we were required to re-measure our net deferred tax assets, which resulted in a reduction of our deferred tax assets by $352.9 million, with a corresponding decrease to the valuation allowance of the same amount. We are in the process of assessing the impact of the international tax provisions provided for in the Tax Act that would apply for calendar years 2018 onwards. We are not, however, subject to the one-time mandatory transition tax.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Provision (benefit) for income taxes	$12,645	$16,039	$(12,274)

2017 Compared to 2016. Our provision for income taxes in 2017 decreased by $3.4 million compared to 2016 primarily due to an increase in the income tax benefit arising from intraperiod allocation and partial release of valuation allowance attributable to the Tax Act related to AMT tax credits.

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

As of December 31, 2017, we had $3.43 billion of federal and $1.47 billion of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards will begin to expire for federal income tax purposes and state income tax purposes in 2027 and 2018, respectively. We also have research credit carryforwards of $259.6 million and $208.6 million for federal and state income tax purposes, respectively. The federal research credit carryforward will begin to expire in 2027. The state research credit carryforward has no expiration date. Additionally, we have California Enterprise Zone credit carryforwards of $19.1 million which will begin to expire in 2023. Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Any annual limitation may result in the expiration of net operating losses and research credits before utilization.

Upon adoption of the stock-based compensation expense simplification rule including the income tax consequences; and the re-measurement of our deferred tax assets resulting from the enactment of the Tax Act, as of December 31, 2017, we had approximately $782.3 million of federal and $222.8 million of state net deferred tax assets.  Concurrently, we set up a valuation allowance against all but $2.0 million of these deferred tax assets. As of the fiscal year ended December 31, 2017 we completed our reassessment of the realizability of these assets and have concluded that a valuation allowance is still required.

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

As we continue to make significant strides in optimizing operations resulting in improved financial results, our future reassessment is likely to result in the determination that a valuation allowance is no longer required. This would result in such future financial reporting period in a significant reversal of the valuation allowance and a corresponding material non-cash income tax benefit and the recording of additional deferred tax assets on our balance sheet. Based on recent earnings in certain jurisdictions, sufficient positive evidence may exist within the 2018 calendar year such that we may release a significant portion of our valuation allowance.

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2017. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(Unaudited, in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Advertising services	$644,257	$502,802	$489,148	$473,780	$637,821	$544,966	$534,524	$530,741
Data licensing and other	87,303	86,831	84,707	74,471	79,385	70,968	67,434	63,780
Total revenue	731,560	589,633	573,855	548,251	717,206	615,934	601,958	594,521
Costs and expenses(1)
Cost of revenue	217,979	210,016	212,908	220,339	305,710	225,159	202,966	198,405
Research and development	133,996	136,115	143,171	128,728	202,128	177,049	178,511	155,794
Sales and marketing	189,572	172,957	185,296	169,594	260,603	224,436	236,619	236,171
General and administrative	79,915	63,266	70,839	69,868	92,392	67,379	70,238	63,267
Total costs and expenses	621,462	582,354	612,214	588,529	860,833	694,023	688,334	653,637
Income (loss) from operations	110,098	7,279	(38,359)	(40,278)	(143,627)	(78,089)	(86,376)	(59,116)
Interest expense	(26,700)	(26,732)	(26,396)	(25,409)	(25,281)	(24,860)	(24,934)	(24,893)
Other income (expense), net (2)	10,155	1,922	(48,320)	7,322	6,662	6,640	6,734	6,306
Income (loss) before income taxes	93,553	(17,531)	(113,075)	(58,365)	(162,246)	(96,309)	(104,576)	(77,703)
Provision for income taxes	2,474	3,564	3,413	3,194	4,808	6,562	2,641	2,028
Net income (loss)	$91,079	$(21,095)	$(116,488)	$(61,559)	$(167,054)	$(102,871)	$(107,217)	$(79,731)
Net income (loss) per share attributable to common stockholders:
Basic	$0.12	$(0.03)	$(0.16)	$(0.09)	$(0.23)	$(0.15)	$(0.15)	$(0.12)
Diluted	$0.12	$(0.03)	$(0.16)	$(0.09)	$(0.23)	$(0.15)	$(0.15)	$(0.12)
Other Financial Information:
Adjusted EBITDA(3)	$308,174	$206,999	$177,874	$169,939	$215,107	$181,316	$174,602	$180,468
Non-GAAP net income(4)	$141,407	$77,848	$56,370	$53,234	$77,734	$61,387	$59,538	$65,747

(1)	In the fourth quarter of 2016, we incurred $101.2 million of restructuring charges.

Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(Unaudited, in thousands)
Cost of revenue	$6,019	$5,625	$6,253	$5,952	$6,511	$7,165	$7,858	$7,968
Research and development	55,648	57,174	63,625	64,386	81,840	87,163	90,916	75,579
Sales and marketing	25,919	22,433	20,694	25,089	27,751	41,227	45,856	46,101
General and administrative	14,868	15,727	22,824	21,570	21,993	22,972	23,065	21,268
Total stock-based compensation expense	$102,454	$100,959	$113,396	$116,997	$138,095	$158,527	$167,695	$150,916

(2)	In the second and third quarter of 2017, we incurred $55.0 million and $7.4 million of other-than-temporary impairment charges on a cost-method investment, respectively.

(3)	The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(Unaudited, in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$91,079	$(21,095)	$(116,488)	$(61,559)	$(167,054)	$(102,871)	$(107,217)	$(79,731)
Stock-based compensation expense	102,454	100,959	113,396	116,997	138,095	158,527	167,695	150,916
Depreciation and amortization expense	92,520	97,492	103,063	102,792	119,390	100,878	93,283	88,621
Interest and other expense, net	16,545	24,810	74,716	18,087	18,619	18,220	18,200	18,587
Provision for income taxes	2,474	3,564	3,413	3,194	4,808	6,562	2,641	2,028
Restructuring charges and one-time nonrecurring gain	3,102	1,269	(226)	(9,572)	101,249	—	—	47
Adjusted EBITDA	$308,174	$206,999	$177,874	$169,939	$215,107	$181,316	$174,602	$180,468

(4)	The following table presents a reconciliation of net income (loss) to non-GAAP net income for each of the periods indicated:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(Unaudited, in thousands)
Reconciliation of Net Income (Loss) to Non-GAAP Net Income:
Net income (loss)	$91,079	$(21,095)	$(116,488)	$(61,559)	$(167,054)	$(102,871)	$(107,217)	$(79,731)
Exclude: Provision for income taxes	2,474	3,564	3,413	3,194	4,808	6,562	2,641	2,028
Income (loss) before income taxes	93,553	(17,531)	(113,075)	(58,365)	(162,246)	(96,309)	(104,576)	(77,703)
Stock-based compensation expense	102,454	100,959	113,396	116,997	138,095	158,527	167,695	150,916
Amortization of acquired intangible assets	4,929	11,077	14,340	16,191	27,220	16,572	12,816	12,730
Non-cash interest expense related to convertible notes	20,417	20,355	20,041	19,248	19,070	18,650	18,570	18,370
Impairment of investments in privately-held companies	—	7,439	55,000	—	—	—	—	—
Restructuring charges and one-time nonrecurring gain	3,102	1,269	(226)	(9,572)	101,249	—	—	47
Non-GAAP income before income taxes	224,455	123,568	89,476	84,499	123,388	97,440	94,505	104,360
Non-GAAP provision for income taxes	83,048	45,720	33,106	31,265	45,654	36,053	34,967	38,613
Non-GAAP net income	$141,407	$77,848	$56,370	$53,234	$77,734	$61,387	$59,538	$65,747

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

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that we may incur and increase the amount of restricted payments that we may make. This amendment to the revolving credit agreement also provides that if our total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of our and certain of our subsidiaries’ assets, subject to limited exceptions. As of December 31, 2017, no amounts were drawn under the credit facility.

Liquidity and Capital Resources

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(108,063)	$(456,873)	$(521,031)
Net cash provided by operating activities	831,209	763,055	383,066
Net cash used in investing activities	(112,932)	(598,008)	(902,421)
Net cash used in financing activities	(78,373)	(83,975)	(62,998)

 Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. In 2014, we also received net proceeds of approximately $1.86 billion from the issuance of the Notes, after deducting the initial purchasers’ discount and debt issuance costs. Concurrently with the sales of the Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock for which we paid approximately $407.2 million and sold warrants for which we received approximately $289.3 million. We expect that we will continue to incur cash interest expense for the term of the Notes. In addition, we have access to funds under our credit facility and have, in the past, accessed the capital markets.

As of December 31, 2017, we had $4.40 billion of cash, cash equivalents and short-term investments in marketable securities, of which $239.9 million was held by our foreign subsidiaries. Under the current tax laws, if these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate certain of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. The Tax Act is not expected to have a material impact on our liquidity and capital resources going forward.

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

Cash provided by operating activities in 2017 was $831.2 million, an increase in cash inflow of $68.2 million compared to 2016. Cash provided by operating activities was driven by a net loss of $108.1 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $971.5 million, of which $433.8 million was related to stock-based compensation expense, $395.9 million was related to depreciation and amortization expense and $62.4 million was related to other-than-temporary impairment on a cost-method investment, and the effect of changes in working capital and other carrying balances that resulted in cash outflows of $32.2 million.

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

Cash used in investing activities in 2017 was $112.9 million, a decrease in cash outflow of $485.1 million compared to 2016. The change was primarily due to a $221.4 million decrease in the purchases of marketable securities, a $80.7 million decrease in purchases of investments in privately-held companies, a net $85.1 million decrease in cash used in business combinations, a $57.9 million decrease in purchases of property and equipment, a $35.0 million increase in proceeds from sale of long-lived assets, a $2.8 million increase in proceeds from sales and maturities of marketable securities, and a $2.8 million increase in proceeds from sales of property and equipment, offset by a $0.6 million increase in expenditures on other investing activities.

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

We anticipate making capital expenditures in 2018 of approximately $375 million to $450 million, a portion of which we may finance through capital leases, as we continue to expand our co-located data centers.

Financing Activities

Our primary financing activities consist of issuances of securities, including common stock issued under our employee stock purchase plan, capital lease financing and stock option exercises by employees and other service providers.

Cash used in financing activities in 2017 was $78.4 million, a decrease in cash outflow of $5.6 million compared to 2016. The decrease in cash outflow was due to a $6.4 million decrease in taxes paid related to net share settlement of equity awards and other activities and a $1.9 million increase in proceeds from option exercises. These decreases were offset by a $2.2 million increase in payments of capital lease obligations and a $0.5 million decrease in proceeds from the issuance of shares of stock from ESPP.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in 2017, 2016 or 2015.

Contractual Obligations

Our principal commitments consist of obligations under the Notes (including principal and coupon interest), capital and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2017.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
2019 Notes	$939,675	$2,338	$937,337	$—	$—
2021 Notes	992,186	9,540	19,106	963,540	—
Operating lease obligations (1)	590,851	149,734	213,210	108,424	119,483
Capital lease obligations	172,689	90,030	82,659	—	—
Other contractual commitments (2)	109,217	95,894	13,323	—	—
Total contractual obligations	$2,804,618	$347,536	$1,265,635	$1,071,964	$119,483

(1)

During the year ended December 31, 2017 and 2016, we entered into several sublease agreements for office space that we are not fully utilizing. Under the sublease agreements, we will receive approximately $67.6 million in sublease income over the next five years.

(2)	Other contractual commitments are non-cancelable contractual commitments primarily related to our infrastructure services, bandwidth and other services arrangements.

As of December 31, 2017, we had recorded liabilities of $13.0 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above table.

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

Revenue Recognition

We generate the substantial majority of our revenue from the sale of advertising services with the balance coming from data licensing and other arrangements. We generate our advertising revenue primarily from the sale of our three Promoted Products: (i) Promoted Tweets, (ii) Promoted Accounts and (iii) Promoted Trends. Promoted Tweets and Promoted Accounts are pay-for-performance advertising products or pay on impressions delivered priced through an auction. Promoted Trends are featured by geography and offered on a fixed-fee-per-day basis. Advertisers are obligated to pay when a user engages with a Promoted Tweet or follows a Promoted Account or when an impression is delivered or when a Promoted Trend is displayed. These products may be sold in combination as a multiple element arrangement or separately on a stand-alone basis.

We also generate advertising revenue by selling to advertisers advertising products which we place on third-party publishers’ websites, applications or other offerings. To fulfill these transactions, we purchase advertising inventory from third-party publishers’ websites and applications where we have identified the advertisers’ targeted audience and therefore incur traffic acquisition costs. In such transactions, we remain the primary obligor to our advertisers for the advertising services and products delivered, have pricing latitude, have discretion in the selection of third-party publishers and bear credit risk. We might not generate advertising revenue in excess of traffic acquisition costs incurred. Therefore, we report advertising revenue generated from these transactions on a gross basis.

Fees for these advertising services are recognized in the period when advertising is delivered as evidenced by a user engaging with a Promoted Tweet in a manner satisfying the types of engagement selected by the advertisers, such as Tweet engagements (e.g., retweets, replies and likes), website clicks or conversions, mobile application installs or engagements, obtaining new followers, or video views, following a Promoted Account, delivery of impressions, through the display of a Promoted Trend on our platform, or completion of a transaction on an external website.

Data licensing revenue is generated based on monthly service fees charged to the data partners over the period in which Twitter data and data products are made available to them. Other revenue is primarily generated from service fees from transactions completed on our mobile ad exchange. Our mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory and matches buyers and sellers. We have determined we are not the principal in the purchase and sale of advertising inventory in transactions between third-party buyers and sellers on the exchange. Therefore, we report revenue related to our ad exchange services on a net basis.

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

The recently-enacted Tax Act contains several key tax provisions that affected us, including a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as our valuation allowance against our net U.S. deferred tax assets. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Stock-Based Compensation

We account for stock-based compensation expense under the fair value recognition and measurement provisions in accordance with the applicable accounting standards which require all stock-based awards granted to employees to be measured based on the grant-date fair value.

The fair value of stock options granted and stock purchase rights provided under the employee stock purchase plan is estimated based on the Black-Scholes option pricing model which requires inputs of judgmental assumptions including the expected term of the award and stock price volatility. If any of the assumptions used in the fair value determination change significantly, stock-based compensation expense may differ materially. The fair value of performance-based restricted stock awards with market conditions is determined using a Monte Carlo simulation to estimate the grant date fair value.

For service-based restricted stock awards and performance-based restricted stock awards without market conditions, we recognize the compensation expense only for those awards expected to meet the performance and service vesting condition on a straight-line basis over the requisite service period which is generally one year for performance vesting condition awards and four years for service vesting condition awards. For performance-based restricted stock awards with market conditions, we recognize the compensation expense on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Upon adoption of the stock-based compensation expense simplification rule as of January 1, 2017, we no longer apply a forfeiture rate to determine the stock-based compensation expense; instead, we account for forfeitures as they occur.

Loss Contingencies

We are involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount or range can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions on a quarterly basis and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

We believe that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2017. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of December 31, 2017, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $11.9 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency losses were $8.8 million in 2017. Net realized and unrealized foreign currency gains were $5.8 million and $1.8 million in 2016 and 2015, respectively. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollars would have resulted in a gain or loss of approximately $5.9 million as of December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twitter, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Twitter, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 22, 2018

We have served as the Company’s auditor since 2009.

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,638,413	$988,598
Short-term investments	2,764,689	2,785,981
Accounts receivable, net of allowance for doubtful accounts of $5,430 and $7,216 as of December 31, 2017 and December 31, 2016, respectively	664,268	650,650
Prepaid expenses and other current assets	254,514	226,967
Total current assets	5,321,884	4,652,196
Property and equipment, net	773,715	783,901
Intangible assets, net	49,654	95,334
Goodwill	1,188,935	1,185,315
Other assets	78,289	153,619
Total assets	$7,412,477	$6,870,365
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$170,969	$122,236
Accrued and other current liabilities	327,333	380,937
Capital leases, short-term	84,976	80,848
Total current liabilities	583,278	584,021
Convertible notes	1,627,460	1,538,967
Capital leases, long-term	81,308	66,837
Deferred and other long-term tax liabilities, net	13,240	7,556
Other long-term liabilities	59,973	68,049
Total liabilities	2,365,259	2,265,430
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 746,902 and 721,572 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	7,750,522	7,224,534
Accumulated other comprehensive loss	(31,579)	(69,253)
Accumulated deficit	(2,671,729)	(2,550,350)
Total stockholders' equity	5,047,218	4,604,935
Total liabilities and stockholders' equity	$7,412,477	$6,870,365

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$2,443,299	$2,529,619	$2,218,032
Costs and expenses
Cost of revenue	861,242	932,240	729,256
Research and development	542,010	713,482	806,648
Sales and marketing	717,419	957,829	871,491
General and administrative	283,888	293,276	260,673
Total costs and expenses	2,404,559	2,896,827	2,668,068
Income (loss) from operations	38,740	(367,208)	(450,036)
Interest expense	(105,237)	(99,968)	(98,178)
Other income (expense), net	(28,921)	26,342	14,909
Loss before income taxes	(95,418)	(440,834)	(533,305)
Provision (benefit) for income taxes	12,645	16,039	(12,274)
Net loss	$(108,063)	$(456,873)	$(521,031)
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.65)	$(0.79)
Diluted	$(0.15)	$(0.65)	$(0.79)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	732,702	702,135	662,424
Diluted	732,702	702,135	662,424

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(108,063)	$(456,873)	$(521,031)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	(1,325)	1,685	(3,019)
Change in foreign currency translation adjustment	38,999	(25,372)	(32,523)
Net change in accumulated other comprehensive loss	37,674	(23,687)	(35,542)
Comprehensive loss	$(70,389)	$(480,560)	$(556,573)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	721,572	$4	694,132	$3	642,385	$3
Issuance of common stock in connection with RSU vesting	20,855	—	26,909	1	24,002	—
Issuance of common stock in connection with acquisitions	—	—	41	—	13,613	—
Issuance of restricted stock in connection with acquisitions accounted for as stock-based compensation	—	—	3,364	—	2,533	—
Exercise of stock options	3,733	—	2,864	—	10,992	—
Issuance of common stock upon purchases under employee stock purchase plan	1,735	—	2,039	—	1,525	—
Shares withheld related to net share settlement of equity awards	(531)	—	(878)	—	(281)	—
Cancellation of shares contributed by the CEO	—	—	(6,814)	—	—	—
Other activities	(462)	—	(85)	—	(637)	—
Balance, end of period	746,902	$4	721,572	$4	694,132	$3
Additional paid-in capital
Balance, beginning of period	—	$7,224,534	—	$6,507,087	—	$5,208,870
Cumulative-effect adjustment from adoption of stock-based compensation expense simplification rule	—	13,316	—	—	—	—
Issuance of common stock in connection with acquisitions	—	—	—	735	—	516,538
Exercise of stock options	—	9,515	—	7,714	—	17,914
Issuance of common stock upon purchases under employee stock purchase plan	—	23,920	—	24,431	—	39,295
Shares withheld related to net share settlement of equity awards	—	(8,962)	—	(15,598)	—	(11,101)
Stock-based compensation	—	488,123	—	695,525	—	729,193
Other activities	—	76	—	4,640	—	6,378
Balance, end of period	—	$7,750,522	—	$7,224,534	—	$6,507,087
Accumulated other comprehensive loss
Balance, beginning of period	—	$(69,253)	—	$(45,566)	—	$(10,024)
Other comprehensive income (loss)	—	37,674	—	(23,687)	—	(35,542)
Balance, end of period	—	$(31,579)	—	$(69,253)	—	$(45,566)
Accumulated deficit
Balance, beginning of period	—	$(2,550,350)	—	$(2,093,477)	—	$(1,572,446)
Cumulative-effect adjustment from adoption of stock-based compensation expense simplification rule	—	(13,316)	—	—	—	—
Net loss	—	(108,063)	—	(456,873)	—	(521,031)
Balance, end of period	—	$(2,671,729)	—	$(2,550,350)	—	$(2,093,477)
Total stockholders' equity	746,902	$5,047,218	721,572	$4,604,935	694,132	$4,368,047

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(108,063)	$(456,873)	$(521,031)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	395,867	402,172	312,823
Stock-based compensation expense	433,806	615,233	682,118
Amortization of discount on convertible notes	80,061	74,660	69,185
Changes in bad debt provision	586	3,958	5,765
Deferred income taxes	(6,415)	(4,775)	(28,125)
Impairment of investments in privately-held companies	62,439	4,000	—
Non-cash restructuring	2,260	25,934	(3,194)
Other adjustments	2,907	16,150	1,438
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	2,668	(22,969)	(216,585)
Prepaid expenses and other assets	(13,974)	7,101	(50,170)
Accounts payable	8,371	(7,112)	76,355
Accrued and other liabilities	(29,304)	105,576	54,487
Net cash provided by operating activities	831,209	763,055	383,066
Cash flows from investing activities
Purchases of property and equipment	(160,742)	(218,657)	(347,280)
Proceeds from sales of property and equipment	2,783	—	—
Purchases of marketable securities	(2,687,214)	(2,908,611)	(3,683,488)
Proceeds from maturities of marketable securities	2,579,747	2,518,631	2,821,745
Proceeds from sales of marketable securities	124,826	183,154	383,413
Proceeds from sales of long-lived assets	35,000	—	—
Changes in restricted cash	3,594	(4,760)	(3,549)
Purchases of investments in privately-held companies	(825)	(81,502)	(10,500)
Business combinations, net of cash acquired	—	(85,082)	(51,644)
Other investing activities	(10,101)	(1,181)	(11,118)
Net cash used in investing activities	(112,932)	(598,008)	(902,421)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(8,962)	(15,598)	(11,101)
Payments of capital lease obligations	(102,775)	(100,558)	(117,535)
Proceeds from exercise of stock options	9,444	7,540	17,361
Proceeds from issuances of common stock under employee stock purchase plan	23,920	24,431	39,295
Other financing activities	—	210	8,982
Net cash used in financing activities	(78,373)	(83,975)	(62,998)
Net increase (decrease) in cash and cash equivalents	639,904	81,072	(582,353)
Foreign exchange effect on cash and cash equivalents	9,911	(3,945)	(16,900)
Cash and cash equivalents at beginning of period	988,598	911,471	1,510,724
Cash and cash equivalents at end of period	$1,638,413	$988,598	$911,471
Supplemental cash flow data
Interest paid in cash	$13,990	$12,953	$15,985
Taxes paid in cash	$16,216	$14,532	$8,229
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$—	$1,341	$516,538
Equipment purchases under capital leases	$123,235	$100,281	$31,215
Changes in accrued property and equipment purchases	$16,387	$5,738	$3,902

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

The Company’s advertising services include three primary products: (i) Promoted Tweets, (ii) Promoted Accounts and (iii) Promoted Trends. Promoted Tweets and Promoted Accounts are pay-for-performance advertising products or pay on impressions delivered priced through an auction. Promoted Trends are featured by geography and offered on a fixed-fee-per-day basis. Advertisers are obligated to pay when a user engages with a Promoted Tweet, follows a Promoted Account, when an impression is delivered, or when a Promoted Trend is displayed. These products may be sold in combination as a multiple element arrangement or separately on a stand-alone basis.

The Company also generates advertising revenue by selling to advertisers advertising products which it places on third-party publishers’ websites, applications or other offerings. To fulfill these transactions, the Company purchases advertising inventory from third-party publishers’ websites and applications where it has identified the advertisers’ targeted audience and therefore incurs traffic acquisition costs. In such transactions, the Company remains the primary obligor to its advertisers for the advertising services and products delivered, has pricing latitude, has discretion in the selection of third-party publishers and bears credit risk. The Company might not generate advertising revenue in excess of traffic acquisition costs incurred. Therefore, the Company reports advertising revenue generated from these transactions on a gross basis.

Fees for these advertising services are recognized in the period when advertising is delivered as evidenced by a user engaging with a Promoted Tweet in a manner satisfying the types of engagement selected by the advertisers, such as Tweet engagements (e.g., retweets, replies and likes), website clicks or conversions, mobile application installs or engagements, obtaining new followers, or video views, following a Promoted Account, delivery of impressions, through the display of a Promoted Trend on the Company’s platform, or completion of a transaction on an external website. Data licensing revenue is generated based on monthly service fees charged to the data partners over the period in which the Company’s data and data products are made available to them. Other revenue is primarily generated from service fees from transactions completed on the Company’s mobile ad exchange. The Company’s mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory and matches buyers and sellers. The Company has determined it is not the principal in the purchase and sale of advertising inventory in transactions between third-party buyers and sellers on the exchange. Therefore, the Company reports revenue related to its ad exchange services on a net basis.

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

For arrangements involving multiple deliverables, judgment is required to determine the appropriate accounting, including developing an estimate of the stand-alone selling price of each deliverable. When neither vendor-specific objective evidence nor third-party evidence of selling price exists, the Company uses its best estimate of selling price (BESP) to allocate the arrangement consideration on a relative selling price basis to each deliverable. The objective of BESP is to determine the selling price of each deliverable when it is sold to advertisers on a stand-alone basis. In determining BESPs, the Company takes into consideration various factors, including, but not limited to, prices the Company charges for similar offerings, sales volume, geographies, pricing strategies and market conditions. Multiple deliverable arrangements primarily consist of combinations of the Company’s pay-for-performance products, Promoted Tweets and Promoted Accounts, which are priced through an auction, and Promoted Trends, which are priced on a fixed-fee-per day per geography basis. For arrangements that include a combination of these products, the Company develops an estimate of the selling price for these products in order to allocate any potential discount to all advertising products in the arrangement. The estimate of selling price for pay-for-performance products is determined based on the winning bid price; the estimate of selling price for Promoted Trends is based on Promoted Trends sold on a stand-alone basis and/or separately priced in a bundled arrangement by reference to a list price by geography which is updated and approved periodically. The Company believes the use of BESP results in revenue recognition in a manner consistent with the underlying economics of the transaction and allocates the arrangement consideration on a relative selling price basis to each deliverable.

Cost of Revenue

Cost of revenue includes infrastructure costs, other direct costs including content costs, amortization expense of technology acquired through acquisitions and amortization of capitalized labor costs for internally developed software, allocated facilities costs, as well as traffic acquisition costs (“TAC”). Infrastructure costs consist primarily of data center costs related to the Company’s co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs, as well as depreciation of servers and networking equipment, and personnel-related costs, including salaries, benefits and stock-based compensation, for its operations teams. TAC consists of costs incurred with third parties in connection with the sale to advertisers of advertising products that the Company places on third-party publishers’ websites, applications or other offerings collectively resulting from acquisitions and from the Company’s organically-built advertising network, Twitter Audience Platform.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation expense under the fair value recognition and measurement provisions of GAAP. Stock-based awards granted to employees are measured based on the grant-date fair value.

For service-based restricted stock awards and performance-based restricted stock awards without market conditions, the Company recognizes the compensation expense only for those awards expected to meet the performance and service vesting condition on a straight-line basis over the requisite service period which is generally one year for performance vesting condition awards and four years for service vesting condition awards. For performance-based restricted stock awards with market conditions, the Company recognizes the compensation expense on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

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

The fair value of performance-based restricted stock awards with market conditions is determined using a Monte Carlo simulation to estimate the grant date fair value.

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

Upon adoption of the stock-based compensation expense simplification rule as of January 1, 2017, the Company no longer applies a forfeiture rate to determine the stock-based compensation expense; instead, the Company accounts for forfeitures as they occur.

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

The Company periodically evaluates the carrying value of the investments in privately-held companies, when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the private companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the private companies operate or based on the price observed from the most recent completed financing.

Loss Contingencies

The Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a liability when it believes that it is both probable that a loss has been incurred and the amount or range can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions on a quarterly basis and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

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

The Company also has entered into server and networking equipment lease arrangements with original lease terms ranging from three to four years. The Company’s server and networking equipment leases typically are accounted for as capital leases as they meet one or more of the four capital lease classification criteria. Assets acquired under capital leases are amortized over their estimated useful life. As of December 31, 2017 and 2016, the Company had capital lease obligations included in short-term and long-term capital lease obligations in the consolidated balance sheets of $166.3 million and $147.7 million, respectively. In the years ended December 31, 2017, 2016 and 2015, the Company recorded approximately $5.6 million, $5.5 million and $8.8 million, respectively, of interest expense in relation to these capital lease arrangements.

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

As of December 31, 2017 and 2016, the Company has recorded restricted cash balances of $8.3 million and $9.4 million, respectively, within prepaid expenses and other current assets and $27.1 million and $29.6 million, respectively, in other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions. These restricted cash balances are primarily cash deposits to back letters of credit related to certain property leases.

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale securities at fair value, and reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary which are recorded as other income (expense), net. The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other income (expense), net. Interest earned on cash, cash equivalents, and marketable securities was $44.4 million, $24.3 million, and $9.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. These balances are recorded in other income (expense), net in the accompanying consolidated statements of operations.

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

The Company’s accounts receivable are typically unsecured and are derived from customers around the world in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2017 and 2016, no single customer accounted for more than 10% of the Company’s net accounts receivable balance. No single customer accounted for more than 10% of the Company’s revenue in the years ended December 31, 2017, 2016 and 2015.

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

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life. The estimated useful lives of property and equipment are described below:

Property and Equipment	Estimated Useful Life
Computer hardware, networking and office equipment	Three to five years
Computer software	Up to four years
Furniture and fixtures	Five years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

Capitalization of Interest

Interest costs are capitalized for assets that are constructed for the Company’s own internal use, this includes internally developed software and property and equipment, for the period of time to get them ready for its intended use. During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $3.6 million, $4.3 million and $5.0 million of interest expense, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value.

The Company conducted its annual goodwill impairment test during the fourth quarter of 2017 and determined that goodwill was not impaired. As such, no impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

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

Internal Use Software and Website Development Costs

The Company capitalizes certain costs incurred in developing software programs or websites for internal use. In the years ended December 31, 2017, 2016 and 2015, the Company capitalized costs totaling approximately $113.9 million, $139.0 million and $92.8 million, respectively. Capitalized internal use software development costs are included in property and equipment, net. Included in the capitalized amounts above are $51.8 million, $73.9 million and $50.3 million of stock-based compensation expense in the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated useful life of costs capitalized is evaluated for each specific project and is up to four years. In the years ended December 31, 2017, 2016 and 2015, the amortization of capitalized costs included in cost of revenue totaled approximately $96.5 million, $74.6 million and $37.8 million, respectively.

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

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring its U.S. deferred tax assets and liabilities as well as its valuation allowance against its net U.S. deferred tax assets. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting of the deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

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

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $70.2 million, $114.3 million and $119.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In January 2017, the FASB issued a new accounting standard update on simplifying the accounting for goodwill impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted this guidance prospectively for the year ended December 31, 2017 and the adoption had no impact on the Company’s financial statements.

In May 2017, the FASB issued a new accounting standard update on clarifying when changes to share-based payment awards must be accounted for as modifications. According to the new guidance, entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The Company adopted this guidance prospectively during the year ended December 31, 2017 and the adoption did not have a material impact on the Company’s financial statements.

Recently issued accounting pronouncements not yet adopted

In May 2014, the FASB issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current GAAP guidance on this topic and eliminate industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company will adopt this standard effective January 1, 2018 using the modified retrospective method. In preparation for adoption, the Company has implemented additional financial reporting processes, transitional internal controls, and has reached conclusions on key accounting considerations related to the standard. The Company is in the process of implementing ongoing controls that will be effective during fiscal year 2018. In addition, the new standard also significantly enhances required disclosures regarding revenue and related assets and liabilities beginning in its Form 10-Q for the period ending March 31, 2018. Adoption of the standard will result in both a net reduction in the 2018 opening balance of accumulated deficit and a net increase in assets of between $5 million and $15 million with the impact primarily related to the Company’s data licensing contracts. After adjusting the 2018 opening balance sheet, the ongoing effect of adopting the standard is not expected to be material. The most significant impact of the standard relates to the Company’s accounting treatment for data licensing arrangements with an escalating fee structure where revenue is recognized on a straight-line basis over the period which the parties to the contract have present and enforceable rights and obligations. The impact of adopting the standard results in an acceleration of revenue as compared to the previous standard where revenue was not recognized in excess of the amount to which the Company has a right to invoice. Revenue recognition related to advertising and mobile ad exchange service offerings will remain substantially unchanged. The Company’s principal vs. agent considerations related to advertising and mobile ad exchanges arrangements that involve other unrelated parties that contribute to providing a specified good or service to the customer will remain unchanged.

In January 2016, the FASB issued a new accounting standard update on the classification and measurement of financial instruments. The new guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company plans to adopt this new accounting standard on January 1, 2018. Adoption is not expected to have a material impact on the Company’s financial statements.

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

In August 2016, the FASB issued a new accounting standard update on the statement of cash flows. The new guidance clarifies classification of certain cash receipts and cash payments in the statement of cash flows. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company plans to adopt this new accounting standard on January 1, 2018. Adoption is not expected to have a material impact on the Company’s financial statements.

In October 2016, the FASB issued a new accounting standard update on simplifying the accounting for income taxes related to intra-entity asset transfers. The new guidance requires an entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfers occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings (accumulated deficit) as of the period of adoption. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company plans to adopt this new accounting standard on January 1, 2018. Adoption is not expected to have a material impact on the Company’s financial statements.

In November 2016, the FASB issued a new accounting standard update on the presentation of restricted cash in the statement of cash flows. The new guidance requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company plans to adopt this new accounting standard on January 1, 2018. Adoption is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued a new accounting standard update on narrowing the definition of a business. The new guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company plans to adopt this new accounting standard on January 1, 2018. Adoption is not expected to have a material impact on the Company’s financial statements.

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

Note 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$301,684	$253,808
Money market funds	981,681	422,515
U.S. government and agency securities including treasury bills	—	12,639
Corporate notes, commercial paper and certificates of deposit	355,048	299,636
Total cash and cash equivalents	$1,638,413	$988,598
Short-term investments:
U.S. government and agency securities including treasury bills	$1,064,957	$1,183,768
Corporate notes, commercial paper and certificates of deposit	1,699,732	1,602,213
Total short-term investments	$2,764,689	$2,785,981

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,067,047	$133	$(2,223)	$1,064,957
Corporate notes, commercial paper and certificates of deposit	1,701,168	72	(1,508)	1,699,732
Total available-for-sale securities classified as short-term investments	$2,768,215	$205	$(3,731)	$2,764,689

	December 31, 2016
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,185,274	$136	$(1,642)	$1,183,768
Corporate notes, commercial paper and certificates of deposit	1,603,048	114	(949)	1,602,213
Total available-for-sale securities classified as short-term investments	$2,788,322	$250	$(2,591)	$2,785,981

The available-for-sale securities classified as cash and cash equivalents on the consolidated balance sheets are not included in the tables above as the gross unrealized gains and losses were immaterial for each period and their carrying value approximates fair value because of the short maturity period of these instruments.

The contractual maturities of securities classified as available-for-sale as of December 31, 2017 were as follows (in thousands):

December 31,
2017
Due within one year	$2,201,189
Due after one year through two years	563,500
Total	$2,764,689

The gross unrealized loss on securities in a continuous loss position for 12 months or longer was not material as of December 31, 2017 and 2016.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 based on the three-tier fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$981,681	$—	$—	$981,681
Commercial paper	—	346,968	—	346,968
Certificates of deposit	—	8,080	—	8,080
Short-term investments:
U.S. government securities	—	669,552	—	669,552
Agency securities	—	395,405	—	395,405
Corporate notes	—	745,915	—	745,915
Commercial paper	—	299,675	—	299,675
Certificates of deposit	—	654,142	—	654,142
Other current assets:
Foreign currency contracts	—	2,237	—	2,237
Total	$981,681	$3,121,974	$—	$4,103,655
Liabilities
Other current liabilities:
Foreign currency contracts	—	601	—	601
Total	$—	$601	$—	$601

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$422,515	$—	$—	$422,515
Treasury bills	12,639	—	—	12,639
Corporate notes	—	7,387	—	7,387
Commercial paper	—	292,249	—	292,249
Short-term investments:
U.S. government securities	—	657,502	—	657,502
Agency securities	—	526,266	—	526,266
Corporate notes	—	689,986	—	689,986
Commercial paper	—	311,238	—	311,238
Certificates of deposit	—	600,989	—	600,989
Other current assets:
Foreign currency contracts	—	1,955	—	1,955
Total	$435,154	$3,087,572	$—	$3,522,726
Liabilities
Other current liabilities:
Foreign currency contracts	—	500	—	500
Total	$—	$500	$—	$500

In 2014, the Company issued $935.0 million principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Refer to Note 9 – Convertible Notes for further details on the Notes. The estimated fair value of the 2019 Notes and 2021 Notes based on a market approach as of December 31, 2017 was approximately $893.3 million and $889.7 million respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $326.1 million and $317.7 million at December 31, 2017 and 2016, respectively.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		December 31,	December 31,
	Balance Sheet Location	2017	2016
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$2,237	$1,955
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$601	$500

The Company recognized $8.3 million, $1.6 million and $0.4 million net gains on the foreign currency contracts in the year ended December 31, 2017, 2016 and 2015, respectively.

Note 5. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	December 31,	December 31,
	2017	2016
Property and equipment, net
Equipment	$1,091,672	$909,797
Furniture and leasehold improvements	314,852	304,613
Capitalized software	472,147	353,163
Construction in progress	49,417	74,255
Total	1,928,088	1,641,828
Less: Accumulated depreciation and amortization	(1,154,373)	(857,927)
Property and equipment, net	$773,715	$783,901

The gross carrying amount of property and equipment includes $284.0 million and $361.1 million of server and networking equipment acquired under capital leases as of December 31, 2017 and 2016, respectively. The accumulated depreciation of the equipment under capital leases totaled $123.4 million and $207.0 million as of December 31, 2017 and 2016, respectively.
Depreciation expense totaled $349.3 million, $332.8 million and $257.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in these amounts were depreciation expense for server and networking equipment acquired under capital leases in the amount of $93.6 million, $100.8 million and $118.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 6. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2015	$1,122,728
Acquisitions	74,186
Foreign currency translation adjustment	(11,599)
Balance as of December 31, 2016	$1,185,315
Foreign currency translation adjustment and other	3,620
Balance as of December 31, 2017	$1,188,935

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded. Refer to Note 8—Acquisitions and Other Investments for further details about goodwill.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
December 31, 2017:
Patents and developed technologies	$93,511	$(46,337)	$47,174
Publisher and advertiser relationships	9,300	(6,820)	2,480
Total	$102,811	$(53,157)	$49,654
December 31, 2016:
Patents and developed technologies	$122,611	$(47,160)	$75,451
Publisher and advertiser relationships	53,100	(33,217)	19,883
Total	$175,711	$(80,377)	$95,334

Patents and developed technologies are amortized over a period of up to eleven years from the respective purchase dates, and publisher and advertiser relationships are amortized over a period of five years. Amortization expense associated with intangible assets for the years ended December 31, 2017, 2016 and 2015 was $46.5 million, $69.3 million and $54.7 million, respectively. During the year ended December 31, 2017, $74.3 million in gross carrying value and accumulated amortization related to fully-amortized intangible assets was eliminated.

Estimated future amortization expense as of December 31, 2017 is as follows (in thousands):

Years ending December 31,
2018	$16,070
2019	8,537
2020	6,263
2021	5,867
2022	4,290
Thereafter	8,627
Total	$49,654

Note 7. Accrued and other current liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	December 31,	December 31,
	2017	2016
Accrued compensation	$98,553	$82,354
Accrued tax liabilities	36,097	34,253
Accrued publisher, content and ad network costs	32,462	44,362
Accrued restructuring	28,761	55,942
Deferred revenue	27,824	33,659
Accrued other	103,636	130,367
Total	$327,333	$380,937

Note 8. Acquisitions and Other Investments

2017 Acquisitions

The Company did not complete any acquisitions during the year ended December 31, 2017.

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

The fair value of the total consideration of $479.1 million (paid in shares of the Company’s common stock having a total fair value of $456.5 million and cash of $22.6 million) for the acquisition of TellApart was allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values at closing as follows: $21.4 million to developed technology, $43.3 million to advertiser relationships, $2.1 million to trade name, $29.6 million to cash acquired, $19.7 million to account receivables acquired, $2.2 million to other tangible assets acquired, $11.8 million to liabilities assumed, $22.4 million to deferred tax liability recorded, and the excess $395.0 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. This goodwill is primarily attributable to the expected synergies from potential monetization opportunities and from integrating the retargeting technologies into the Company’s mobile platforms, and the value of acquired talent. Goodwill is not deductible for U.S. income tax purposes. Developed technology, advertiser relationships and trade names were amortized over their estimated useful lives. The discounted cash flow method, which calculates the fair value of an asset based on the value of cash flows that the asset is expected to generate in the future, was used to estimate the fair value of the amortizable intangible assets acquired.

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

Investments in Privately-Held Companies

The Company has determined, as of December 31, 2017, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily accounted for using the cost method which had a carrying value of $27.6 million and $90.2 million as of December 31, 2017 and 2016, respectively. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within other assets on the consolidated balance sheets.

In the year ended December 31, 2017, the Company determined that the estimated fair value of a cost-method investment, valued using Level 3 inputs, was below its carrying value and that the carrying value of this investment was not expected to be recoverable within a reasonable period of time. Based on the investee completing a financing with third parties and reorganization, the Company calculated the expected value of the cost-method investment using a Monte Carlo option pricing model. The Company recorded $62.4 million and $4.0 million of other-than-temporary impairment charges within other income (expense), net in the consolidated statements of operations in the years ended December 31, 2017 and 2016, respectively. No impairment charge was recorded in the year ended December 31, 2015.

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

The interest rates are fixed at 0.25% and 1.00% per annum and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $88.5 million, $83.9 million and $79.3 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt discount prior to capitalization of interest. The Company recognized $11.9 million of coupon interest expense in each of the years ended December 31, 2017, 2016 and 2015.

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

As of December 31, 2017, the net carrying value, net of the initial purchasers’ discount and debt discount, of 2019 Notes and 2021 Notes was $846.6 million and $780.8 million, respectively.

The Notes consisted of the following (in thousands):

	December 31, 2017		December 31, 2016
	2019 Notes	2021 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$935,000	$954,000
Unamortized initial purchasers' discount and debt discount (1)	(88,359)	(173,181)	(136,376)	(213,657)
Net carrying amount	$846,641	$780,819	$798,624	$740,343
Carrying amount of the equity component (2)	$222,826	$283,283	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of December 31, 2017, the remaining life of the 2019 Notes and 2021 Notes is approximately 20 months and 44 months, respectively.

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

Note 10. Net Loss per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2017, 2016 and 2015 were not allocated to these participating securities.

Basic net loss per share is computed by dividing total net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the years ended December 31, 2017, 2016 and 2015, the Company’s potential common stock instruments such as stock options, RSUs, shares to be purchased under the 2013 Employee Stock Purchase Plan, shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Year Ended December 31,
	2017	2016	2015
Net loss	$(108,063)	$(456,873)	$(521,031)
Basic shares:
Weighted-average common shares outstanding	736,607	708,010	670,132
Weighted-average restricted stock subject to repurchase	(3,905)	(5,875)	(7,708)
Weighted-average shares used to compute basic net loss per share	732,702	702,135	662,424
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	732,702	702,135	662,424
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.65)	$(0.79)
Diluted	$(0.15)	$(0.65)	$(0.79)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
RSUs	33,123	48,069	43,170
Warrants	24,329	24,329	24,329
Stock options	4,793	8,723	11,177
Shares subject to repurchase and others	5,879	6,637	9,146

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

The Company has the authority to issue up to 200,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of December 31, 2017 and 2016, there was no preferred stock outstanding.

Note 12. Common Stock and Stockholders’ Equity

Common Stock

As of December 31, 2017, the Company is authorized to issue 5.0 billion shares of $0.000005 par value common stock in accordance with the Certificate of Incorporation, as amended and restated.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2017, no dividends have been declared.

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

The activities for the restricted common stock issued to employees for the year ended December 31, 2017 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2016	5,097	$23.04
Vested	(1,859)	$24.15
Canceled	(474)	$38.71
Unvested restricted common stock at December 31, 2017	2,764	$19.60

Equity Incentive Plans

The Company’s 2013 Equity Incentive Plan became effective upon the completion of the Company’s initial public offering and serves as the successor to the 2007 Equity Incentive Plan. Initially, 68.3 million shares were reserved under the 2013 Equity Incentive Plan and any shares subject to options or other similar awards granted under the 2007 Equity Incentive Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2013 Equity Incentive Plan. The number of shares of the Company’s common stock available for issuance under the 2013 Equity Incentive Plan were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 60,000,000 Shares, (ii) 5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (iii) such number of Shares determined by the Company’s Board of Directors. As of December 31, 2017, the total number of options and RSUs outstanding under the 2013 Equity Incentive Plan was 35.3 million shares, and 152.8 million shares were available for future issuance. There were 2.8 million shares of options and RSUs outstanding under the 2007 Equity Incentive Plan as of December 31, 2017. No additional shares have been issued under the 2007 Equity Incentive Plan since 2013. Options granted under the Company’s Equity Incentive Plans generally expire 10 years after the grant date. The Company issues new shares to satisfy stock option exercises.

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

Employee Stock Purchase Plan

On November 7, 2013, the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for twelve-month offering periods, and each offering period will include purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the exercise date. The number of shares available for sale under the ESPP were and will be increased annually on the first day of each fiscal year, equal to the least of i) 11.3 million shares; ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or iii) such other amount as determined by the Board of Directors.

During the years ended December 31, 2017 and 2016, employees purchased an aggregate of 1.7 million and 2.0 million shares, respectively, under this plan at a weighted average price of $13.79 and $11.98 per share, respectively.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2017 is as follows (in thousands, except years and per share data):

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding at December 31, 2016	8,723	$7.71	4.25	$98,240
Options exercised	(3,733)	$2.53
Options canceled	(197)	$2.77
Outstanding at December 31, 2017	4,793	$11.94	4.84	$70,932
Exercisable at December 31, 2017	3,995	$10.12	4.28	$64,831

The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options.

The total intrinsic values of stock options exercised in the years ended December 31, 2017, 2016 and 2015 were $51.6 million, $41.4 million and $337.2 million, respectively.

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

During the year ended December 31, 2017, the Company granted 345,622 PRSUs, at the 100% target level, for the 2017 performance goals with a weighted-average grant date fair value of $15.39 per share. The number of shares that ultimately vest for 2017 was estimated to be 186 percent of the annual target amount, based on the Company’s performance, subject to the Compensation Committee of the Board of Director’s approval. During the year ended December 31, 2016, the Company granted 165,833 PRSUs, at the 100% target level, of which 117,808 vested in 2017. The total fair value of PRSUs vested during the year ended December 31, 2017 was $1.9 million.

The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a performance period of two calendar years and the executives continued employment through the vesting date (“TSR RSUs”). During the year ended December 31, 2017, the Company granted 146,067 TSR RSUs with a weighted-average grant date fair value of $13.02 per share.

In addition, there are 2,533,867 additional PRSUs and TSR RSUs that will vest based on performance goals and Total Shareholder Return (“TSR”) targets to be established in 2018 to 2020, if achieved, at target levels. Since the performance and TSR targets for those additional awards have not been established, they are not considered granted nor are they presented as outstanding.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2017.  For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2016	48,069	$22.64
Granted	18,377	$16.73
Vested	(20,728)	$22.33
Canceled	(12,595)	$22.02
Unvested and outstanding at December 31, 2017	33,123	$19.80

The total fair value of RSUs vested during the years ended December 31, 2017 and December 31, 2016 was approximately $358.7 million and $466.4 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$23,849	$29,502	$40,705
Research and development	240,833	335,498	401,537
Sales and marketing	94,135	160,935	156,904
General and administrative	74,989	89,298	82,972
Total stock-based compensation expense	$433,806	$615,233	$682,118

The amount of incremental stock-based compensation recorded in relation to the modification of stock-based awards was not material for the years ended December 31, 2017, 2016 and 2015.

The Company capitalized $51.8 million, $73.9 million and $50.3 million of stock-based compensation expense associated with the cost for developing software for internal use in the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was $598.7 million of gross unamortized stock-based compensation expense related to unvested awards which will be recognized over a weighted-average period of 2.3 years. Upon adoption of the stock-based compensation expense simplification rule as of January 1, 2017, the Company no longer applies a forfeiture rate to determine the stock-based compensation expense; instead, the Company accounts for forfeitures as they occur.

Note 13. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(18,412)	$(237,325)	$(201,628)
Foreign	(77,006)	(203,509)	(331,677)
Loss before income taxes	$(95,418)	$(440,834)	$(533,305)

The components of the provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$1,977	$1,087	$—
State	316	(143)	1,226
Foreign	16,767	19,870	14,625
Total current provision for income taxes	19,060	20,814	15,851
Deferred:
Federal	(4,701)	293	(23,208)
State	(67)	17	(852)
Foreign	(1,647)	(5,085)	(4,065)
Total deferred benefit for income taxes	(6,415)	(4,775)	(28,125)
Provision (benefit) for income taxes	$12,645	$16,039	$(12,274)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.3)	0.0	(0.1)
Stock-based compensation	(25.4)	(2.3)	(2.9)
Research and development credits	28.2	6.6	7.2
Valuation allowance	425.2	(7.0)	3.1
Deferred tax impacts of the Tax Act	(369.8)	0.0	0.0
Nondeductible compensation	(3.2)	(0.5)	0.0
Nondeductible interest expense	(3.5)	(0.4)	(0.1)
Nondeductible other expenses	(8.7)	(6.1)	(5.5)
Foreign rate differential	(44.1)	(19.5)	(23.7)
Change in tax positions	(46.6)	(9.5)	(10.7)
Other	(0.1)	0.1	0.0
Effective tax rate	(13.3)%	(3.6)%	2.3%

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$720,444	$235,668
Accruals and reserves	51,948	61,594
Stock-based compensation expense	36,280	64,136
Research and development credits	312,637	251,808
California Enterprise Zone Credit	15,119	12,266
Fixed assets and intangible assets	10,803	2,631
Other	8,843	11,980
Total deferred tax assets	1,156,074	640,083
Valuation allowance	(1,021,326)	(439,993)
Total deferred tax assets, net of valuation allowance	134,748	200,090

Deferred tax liabilities:
Fixed assets and intangible assets	(111,924)	(168,223)
Convertible notes	(11,653)	(24,303)
Other	(954)	(1,612)
Total deferred tax liabilities	(124,531)	(194,138)
Net deferred tax assets	$10,217	$5,952

The Tax Act reduces the federal statutory corporate tax rate from 35% to 21% for the Company’s tax years beginning in 2018, which resulted in the re-measurement of the federal portion of its deferred tax assets and related valuation allowance as of December 31, 2017 from 35% to the new 21% tax rate. Based on the available objective evidence, management believes it is more-likely-than-not that the net U.S. and Brazil deferred tax assets were not fully realizable as of the year ended December 31, 2017. Accordingly, the Company has established a full valuation allowance against its U.S. and Brazil deferred tax assets. As of December 31, 2017, the Company has net $8.3 million of deferred tax assets in foreign jurisdictions which it believes are more-likely-than-not to be fully realized given the expectation of future earnings in these jurisdictions.

For the year ended December 31, 2017, the Company has not provided for income taxes on $207.7 million of its undistributed earnings for certain foreign subsidiaries because these earnings are intended to be indefinitely reinvested in operations outside the U.S. Determining the unrecognized deferred tax liabilities associated with these earnings is not practicable.

At December 31, 2017, the Company had $3.43 billion of federal and $1.47 billion of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2027 for federal and 2018 for state tax purposes.

The Company also has research credit carryforwards of $259.6 million and $208.6 million for federal and state income tax purposes, respectively. The federal credit carryforward will begin to expire in 2027. The state research tax credits have no expiration date. Additionally, the Company has California Enterprise Zone Credit carryforwards of $19.1 million which will begin to expire in 2023.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2017, the unrecognized tax benefit was $259.8 million, including $246.8 million of unrecognized tax benefits which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance, and the remaining $13.0 million of unrecognized tax benefits which, if recognized, would affect the annual effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at the beginning of the year	$269,508	$209,443	$182,484
Additions related to prior year tax positions	913	3,682	1,820
Reductions related to prior year tax positions	—	—	(45,305)
Reductions related to settlement with tax authorities	(1,415)	—	—
Reductions related to the Tax Act	(71,104)	—	—
Additions related to current year tax positions	61,879	56,383	70,444
Balance at the end of the year	$259,781	$269,508	$209,443

Total unrecognized tax benefits are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2017	2016
Total unrecognized tax benefits balance	$259,781	$269,508
Amounts netted against related deferred tax assets	(246,776)	(263,696)
Unrecognized tax benefits recorded on consolidated balance sheets	$13,005	$5,812

The net unrecognized tax benefit of $13.0 million and $5.8 million as of December 31, 2017 and 2016, respectively, was included in the deferred and other long-term tax liabilities, net on the Company’s consolidated balance sheets. The Company does not believe that its unrecognized tax benefits will materially change within the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2017, we accrued an immaterial amount of interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-US activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under a Federal income tax examination by the Internal Revenue Service (IRS) for tax years 2011, 2012 and 2013, and under examination in California for tax years 2013 through 2015. The Company believes that adequate amounts have been reserved in these jurisdictions. The Company’s 2007 to 2017 tax years remain subject to examination by the United States and California, and its 2013 to 2017 tax years remain subject to examination in Ireland. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

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

The revolving credit agreement was amended in September 2014 to increase the amount of indebtedness that the Company may incur and increase the amount of restricted payments that the Company may make. This amendment to the revolving credit agreement also provides that if the Company’s total leverage ratio exceeds 2.5:1.0 and if the amount outstanding under the credit facility exceeds $500.0 million, or 50% of the amount that may be borrowed under the credit facility, the credit facility will become secured by substantially all of the Company’s and certain of its subsidiaries’ assets, subject to limited exceptions. As of December 31, 2017, no amounts were drawn under the credit facility.

Operating and Capital Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring between 2018 and 2028. During the year ended December 31, 2017 and 2016, the Company entered into several sublease agreements for the office space that the Company is not fully utilizing. The Company also has lease arrangements for certain server and networking equipment that are accounted for as capital leases and included in property and equipment on the consolidated balance sheets.

A summary of gross lease commitments and sublease income as of December 31, 2017 is as follows (in thousands):

	Operating	Sublease	Capital
	Leases	Income	Leases
Years ending December 31,
2018	$149,734	$(26,787)	$90,030
2019	118,134	(19,712)	64,474
2020	95,076	(10,562)	18,185
2021	59,564	(9,776)	—
2022	48,860	(748)	—
Thereafter	119,483	—	—
	$590,851	$(67,585)	172,689
Less: Amounts representing interest			6,405
Total capital lease obligation			166,284
Less: Short-term portion			84,976
Long-term portion			$81,308

Rent expense, net of sublease income, under the Company’s operating leases, including co-location arrangements for the Company’s data centers, was $117.9 million, $155.7 million and $119.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Non-cancelable Obligations

The Company also had $109.2 million of non-cancelable contractual commitments as of December 31, 2017, primarily related to its infrastructure services, bandwidth and other services arrangements. These commitments are generally due within one to three years.

Legal Proceedings

The Company is currently a party to a consolidated shareholder class action lawsuit (captioned Doris Shenwick, et al. v. Twitter, Inc., et al. and Claire Degenhardt, et al. v. Twitter, Inc., et al.) that was filed in September 2016 in the U.S. District Court for the Northern District of California. Plaintiffs allege false and misleading statements in violation of securities laws, naming the Company, a current officer and a former officer as defendants and seek unspecified damages. The Company filed a motion to dismiss, which was granted in part and denied in part. The Company disputes the claims and intends to continue to defend the lawsuit vigorously.

The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of December 31, 2017, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the years ended December 31, 2017, 2016 and 2015 with respect to litigation or loss contingencies.

Non-Income Taxes

The Company is under audit by various domestic and foreign tax authorities and currently involved in a number of tax disputes related to non-income tax matters. The subject matter of non-income tax audits primarily arises from disputes on the tax treatment and tax rate applied to the sale of the Company’s products and services in these jurisdictions and the tax treatment of certain employee benefits. The Company accrues non-income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, it discloses the reasonably possible loss or range of loss. The Company believes these matters are without merit and it is defending itself vigorously. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from the Company’s expectations.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of December 31, 2017 and 2016.

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

Certain of the Company’s directors have affiliations with customers of the Company. The Company recognized revenue under contractual obligations from such customers of $22.5 million for the year ended December 31, 2017. No revenue was recognized under contractual obligations from such customers for the years ended December 31, 2016 and 2015. The Company had outstanding receivable balances of $4.2 million from such customers as of December 31, 2017. There was no outstanding receivable balance under contractual obligations from such customers as of December 31, 2016.

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

Revenue

Revenue by geography is based on the billing addresses of the customers. The following tables set forth revenue by services and revenue by geographic area (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue by services:
Advertising services	$2,109,987	$2,248,052	$1,994,036
Data licensing and other	333,312	281,567	223,996
Total revenue	$2,443,299	$2,529,619	$2,218,032

	Year Ended December 31,
	2017	2016	2015
Revenue by geographic area:
United States	$1,413,614	$1,564,776	$1,443,240
Japan	343,741	268,496	147,713
Rest of World	685,944	696,347	627,079
Total revenue	$2,443,299	$2,529,619	$2,218,032

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	December 31,	December 31,
	2017	2016
Property and equipment, net:
United States	$730,262	$728,429
International	43,453	55,472
Total property and equipment, net	$773,715	$783,901

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

The following table summarizes the activities related to restructuring charges, as discussed above (in thousands):

	2016 Employee	2016
	Termination Plan	Lease Plan
Charges (1)	$21,611	$79,685
Cash payment	(11,629)	(3,562)
Non-cash and other adjustments	(6,357)	(19,577)
Accrued as of December 31, 2016	$3,625	$56,546
Charges (2)	$608	$6,090
Cash payment	(4,309)	(28,371)
Non-cash and other adjustments	76	(2,336)
Accrued as of December 31, 2017	$—	$31,929

Reflected in consolidated balance sheets as of December 31, 2017: (3)
Accrued and other current liabilities	$—	$28,761
Other long-term liabilities	$—	$3,168

(1)         For the year ended December 31, 2016, the Company recorded restructuring charges related to its 2016 Employee Termination Plan and 2016 Lease Plan of $49.0 million within cost of revenue, $30.4 million within sales and marketing, $15.9 million within research and development and $6.0 million within general and administrative in the consolidated statements of operations.

(2)         For the year ended December 31, 2017, the Company recorded restructuring charges related to its 2016 Lease Plan of $3.0 million within sales and marketing, $2.1 million within research and development, $1.2 million within general and administrative and $0.4 million within cost of revenue in the consolidated statements of operations.

(3)         As of December 31, 2017, the Company’s restructuring accrual included approximately $31.9 million related to the 2016 Lease Plan. This amount is also included the gross operating lease commitment table under Note 14 – Commitments and Contingencies.

For the year ended December 31, 2015, the Company incurred total restructuring expense of $12.9 million in connection with a reduction in force plan, which was substantially completed in 2015.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

			Charged/
	Balance at		Credited
	Beginning of	Charged to	to Other	Balance at
	Year	Expenses	Accounts	End of Year
	(In thousands)
Allowance for Deferred Tax Assets:
Year ended December 31, 2017	$439,993	$(346,389)	$927,722	$1,021,326
Year ended December 31, 2016	$378,448	$57,529	$4,016	$439,993
Year ended December 31, 2015	$351,249	$27,175	$24	$378,448

	Balance at
	Beginning of	Additions	Write-off/	Balance at
	Year	(Reductions)	Adjustments	End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2017	$7,216	$586	$(2,372)	$5,430
Year ended December 31, 2016	$8,121	$3,958	$(4,863)	$7,216
Year ended December 31, 2015	$5,507	$5,765	$(3,151)	$8,121

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization among Twitter, Inc., Raptor Merger Inc., MoPub Inc. and Fortis Advisors LLC, as Stockholders’ Agent, dated as of September 9, 2013.	S-1	333-191552	2.1	October 3, 2013

3.1	Restated Certificate of Incorporation of Twitter, Inc.	S-1/A	333-191552	3.2	October 22, 2013

3.2	Amended and Restated Bylaws of Twitter, Inc.	8-K	001-36164	3.1	April 7, 2017

4.1	Form of common stock certificate of Twitter, Inc.	S-1/A	333-191552	4.1	October 22, 2013

4.2	Indenture, dated September 17, 2014, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.1	September 17, 2014

4.3	Form of Global 0.25% Convertible Senior Note due 2019 (included in Exhibit 4.1)	8-K	001-36164	4.2	September 17, 2014

4.4	Indenture, dated September 17, 2014, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.3	September 17, 2014

4.5	Form of Global 1.00% Convertible Senior Note due 2021 (included in Exhibit 4.3)	8-K	001-36164	4.3	September 17, 2014

10.1*	Form of Indemnification Agreement between Twitter, Inc. and each of its directors and executive officers.	S-1	333-191552	10.1	October 3, 2013

10.2*	Twitter, Inc. 2013 Equity Incentive Plan and related form agreements.	S-1/A	333-191552	10.2	October 22, 2013

10.3*	Twitter, Inc. 2013 Employee Stock Purchase Plan and related form agreements.	S-8	333-192150	4.3	November 7, 2013

10.4*	Twitter, Inc. 2007 Equity Incentive Plan and related form agreements.	S-1	333-191552	10.4	October 3, 2013

10.5*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executives, including Notice of Grant, under the Twitter, Inc. 2013 Equity Incentive Plan.	10-K	333-209840	10.5	February 29, 2016

10.6*	Twitter, Inc. 2016 Equity Incentive Plan and related form agreements.	S-8	333-212740	4.2	July 29, 2016

10.7*	Twitter, Inc. 2011 Acquisition Option Plan.	S-1	333-191552	10.5	October 3, 2013

10.8*	Afterlive.tv Inc. 2010 Stock Plan.	S-8	333-198055	4.4	August 11, 2014

10.9*	Apps & Zerts, Inc. 2013 Stock Plan.	S-8	333-195743	4.2	May 6, 2014

10.10*	Bluefin Labs, Inc. 2008 Stock Plan.	S-1	333-191552	10.6	October 3, 2013

10.11*	CardSpring Inc. Amended and Restated 2011 Equity Incentive Plan.	S-8	333-198055	4.6	August 11, 2014

10.12*	Crashlytics, Inc. 2011 Stock Plan.	S-1	333-191552	10.7	October 3, 2013

10.13*	Gnip, Inc. 2008 Incentive Plan, as amended.	S-8	333-195743	4.3	May 6, 2014

10.14*	Magic Pony Technology Limited EMI Share Option Scheme	S-8	333-212740	4.3	July 29, 2016

10.15*	Mixer Labs, Inc. 2008 Stock Plan.	S-1	333-191552	10.8	October 3, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.16*	MoPub Inc. 2010 Equity Incentive Plan.	S-1/A	333-191552	10.22	November 4, 2013

10.17*	TapCommerce Inc. 2012 Stock Incentive Plan.	S-8	333-198055	4.5	August 11, 2014

10.18*	Twitter, Inc. Executive Incentive Compensation Plan.	S-1	333-191552	10.9	October 3, 2013

10.19*	Twitter, Inc. Change of Control and Involuntary Termination Protection Policy.	10-Q	001-36164	10.1	August 11, 2014

10.20*	Twitter, Inc. Outside Director Compensation Policy	10-K	001-36164	10.23	March 6, 2014

10.21*	Twitter, Inc. 2013 Target Commission Plan.	S-1/A	333-191552	10.20	October 22, 2013

10.22*	Offer Letter between Twitter, Inc. and Jack Dorsey, dated as of June 11, 2015.	8-K	001-36164	10.1	June 11, 2015

10.23*	Letter Agreement between Twitter, Inc. and Omid R. Kordestani, dated as of October 13, 2015.	8-K	001-36164	10.1	October 16, 2015

10.24*	Offer Letter between Twitter, Inc. and Anthony Noto, dated as of June 30, 2014.	8-K	333-191552	10.1	July 1, 2014

10.25*	Offer Letter between Twitter, Inc. and Vijaya Gadde, dated as of October 1, 2013.	S-1/A	333-191552	10.16	October 22, 2013

10.26*	Offer Letter between Twitter, Inc. and Robert Kaiden, dated as of April 24, 2015.	8-K	001-36164	10.1	June 4, 2015

10.27*	Offer Letter between Twitter, Inc. and Ned D. Segal, dated July 11, 2017	8-K	001-36164	10.1	July 11, 2017

10.28*	Amended and Restated Change of Control Severance Policy Participation Agreement between Twitter, Inc. and Anthony Noto, dated as of November 21, 2016

10.29*	Contribution Agreement, dated October 22, 2015, by and between Twitter, Inc. and the Jack Dorsey Revocable Trust dated December 8, 2010	8-K	001-36164	10.1	October 23, 2015

10.30	Form of Innovator’s Patent Agreement.	S-1	333-191552	10.19	October 3, 2013

10.31	Office Lease between Twitter, Inc. and SRI Nine Market Square LLC, dated as of April 20, 2011, as amended on May 16, 2011, September 30, 2011 and June 1, 2012.	S-1	333-191552	10.18	October 3, 2013

10.32	Revolving Credit Agreement among Twitter, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, dated as of October 22, 2013.	S-1/A	333-191552	10.21	October 22, 2013

10.33	Amendment No. 1, dated September 10, 2014, to the Revolving Credit Agreement, dated October 22, 2013, among Twitter, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders from time to time party thereto.	8-K	001-36164	10.1	September 10, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.34	Form of Convertible Note Hedge Confirmation.	8-K	001-36164	10.2	September 17, 2014

10.35	Form of Warrant Confirmation.	8-K	001-36164	10.3	September 17, 2014

21.1	List of subsidiaries of Twitter, Inc.	S-1/A	333-191552	21.1	October 15, 2013

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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

Date:   February 23, 2018.

TWITTER, INC.

By:	/s/ Jack Dorsey
Jack Dorsey
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jack Dorsey and Ned Segal, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack Dorsey	Chief Executive Officer and Director	February 23, 2018
Jack Dorsey	(Principal Executive Officer)

/s/ Ned Segal	Chief Financial Officer	February 23, 2018
Ned Segal	(Principal Financial Officer)

/s/ Robert Kaiden	Chief Accounting Officer	February 23, 2018
Robert Kaiden	(Principal Accounting Officer)

/s/ Omid Kordestani	Executive Chairman and Director	February 23, 2018
Omid Kordestani

/s/ Martha Lane Fox	Director	February 23, 2018
Martha Lane Fox

/s/ Debra L. Lee	Director	February 23, 2018
Debra L. Lee

/s/ Patrick Pichette	Director	February 23, 2018
Patrick Pichette

/s/ David Rosenblatt	Director	February 23, 2018
David Rosenblatt

/s/ Marjorie Scardino	Director	February 23, 2018
Marjorie Scardino

/s/ Bret Taylor	Director	February 23, 2018
Bret Taylor
/s/ Evan Williams	Director	February 23, 2018
Evan Williams