Form 10-Q
period 2018-03-31
TWITTER, INC.
filed 2018-05-03
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock outstanding as of April 25, 2018 was 752,666,518.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement, including ad engagement, of our users;
•	our expectations regarding MAUs, changes in DAUs, changes in cost per ad engagement and changes in ad engagements;
•

our ability to develop or acquire new products, product features and services, improve our existing products and services, including with respect to Promoted Tweet product features, video and performance advertising, and increase the value of our products and services;

•	our business strategies, plans and priorities, including our plans for growth and hiring, investment in and refinement of our products and services;
•	our ability to provide new content from third parties, including our ability to secure live streaming video content on terms that are acceptable to us;
•	our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth and growth rates and the continued usage of our mobile applications, including the impact of seasonality and a recent change to the Apple Safari interface;
•	our plans regarding user safety, including our expectations regarding policies, enforcement and preventing manipulation of our platform;
•	our ability to increase our revenue and our revenue growth rate, including by differentiating and scaling revenue products and our expectations regarding revenue mix;
•	our expectations regarding revenue growth vis-à-vis audience growth, competition and the effects of advertiser sales cycle and product deprecation;
•	our ability to improve user monetization;
•

our future financial performance, including trends in cost per ad engagement, revenue, cost of revenue, operating expenses, including stock-based compensation and income taxes; our expectations regarding our tax expense and cash taxes;

•	the impact of the 2017 Tax Cuts and Jobs Act on our results of operations;
•	our expectations regarding outstanding litigation;
•	the effects of seasonal trends on our results of operations;
•	the impact of our recent financial results on our valuation allowance for federal and state deferred tax assets;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively develop, invest in, scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our expectations regarding international operations and foreign exchange gains and losses.

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

The numbers of active users presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that false or spam accounts represented fewer than 5% of our MAUs as of December 31, 2017. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation or fake, we stop counting it in our MAU, DAU or related metrics. Additionally, we rely on third-party SMS aggregators and mobile carriers to deliver SMS messages to certain of our users when we send our SMS messages to such accounts. If, however, we are notified of material deliverability issues because of, for example, infrastructure issues at the service-provider level or governmental restrictions based on content, we do not include the affected users in MAUs. We also treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

Certain metrics also include users that access Twitter through applications that automatically contact our servers for regular updates with no discernible user-initiated action involved, which we refer to as third-party auto-polling MAU. This activity causes our system to count MAUs associated with such applications as active users on the day or days such contact occurs. As of December 31, 2017, fewer than 8.5% of MAUs may have been third-party auto-polling MAU.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,601,028	$1,638,413
Short-term investments	2,927,803	2,764,689
Accounts receivable, net of allowance for doubtful accounts of $4,961 and $5,430 as of March 31, 2018 and December 31, 2017, respectively	611,840	664,268
Prepaid expenses and other current assets	268,564	254,514
Total current assets	5,409,235	5,321,884
Property and equipment, net	801,912	773,715
Intangible assets, net	44,794	49,654
Goodwill	1,190,932	1,188,935
Other assets	92,568	78,289
Total assets	$7,539,441	$7,412,477
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$137,968	$170,969
Accrued and other current liabilities	304,115	327,333
Capital leases, short-term	86,571	84,976
Total current liabilities	528,654	583,278
Convertible notes	1,650,064	1,627,460
Capital leases, long-term	71,970	81,308
Deferred and other long-term tax liabilities, net	15,535	13,240
Other long-term liabilities	62,782	59,973
Total liabilities	2,329,005	2,365,259
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 752,037 and 746,902 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	7,831,429	7,750,522
Accumulated other comprehensive loss	(22,325)	(31,579)
Accumulated deficit	(2,598,672)	(2,671,729)
Total stockholders' equity	5,210,436	5,047,218
Total liabilities and stockholders' equity	$7,539,441	$7,412,477

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$664,871	$548,251
Costs and expenses
Cost of revenue	222,823	220,339
Research and development	123,346	128,728
Sales and marketing	178,059	169,594
General and administrative	65,718	69,868
Total costs and expenses	589,946	588,529
Income (loss) from operations	74,925	(40,278)
Interest expense	(27,015)	(25,409)
Interest income	16,181	8,520
Other expense, net	(209)	(1,198)
Income (loss) before income taxes	63,882	(58,365)
Provision for income taxes	2,885	3,194
Net income (loss)	$60,997	$(61,559)
Net income (loss) per share attributable to common stockholders:
Basic	$0.08	$(0.09)
Diluted	$0.08	$(0.09)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	747,697	722,048
Diluted	765,861	722,048

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income (loss)	$60,997	$(61,559)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	(1,829)	(229)
Change in foreign currency translation adjustment	11,083	8,123
Net change in accumulated other comprehensive loss	9,254	7,894
Comprehensive income (loss)	$70,251	$(53,665)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$60,997	$(61,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	96,846	102,792
Stock-based compensation expense	73,266	116,997
Amortization of discount on convertible notes	20,722	19,248
Changes in bad debt provision	259	1,318
Deferred income taxes	(670)	(240)
Other adjustments	93	(9,533)
Changes in assets and liabilities:
Accounts receivable	61,166	153,348
Prepaid expenses and other assets	(22,892)	(24,000)
Accounts payable	(26,948)	(36,950)
Accrued and other liabilities	(20,166)	(57,973)
Net cash provided by operating activities	242,673	203,448
Cash flows from investing activities
Purchases of property and equipment	(93,091)	(39,881)
Proceeds from sales of property and equipment	1,763	—
Purchases of marketable securities	(831,882)	(701,964)
Proceeds from maturities of marketable securities	660,056	659,450
Proceeds from sales of marketable securities	5,512	74,798
Proceeds from sales of long-lived assets	—	35,000
Other investing activities	(1,350)	(10,006)
Net cash provided by (used in) investing activities	(258,992)	17,397
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(7,557)	(3,090)
Payments of capital lease obligations	(24,247)	(27,084)
Proceeds from exercise of stock options	2,768	6,522
Net cash used in financing activities	(29,036)	(23,652)
Net increase (decrease) in cash, cash equivalents and restricted cash	(45,355)	197,193
Foreign exchange effect on cash, cash equivalents and restricted cash	1,950	4,184
Cash, cash equivalents and restricted cash at beginning of period	1,673,857	1,027,633
Cash, cash equivalents and restricted cash at end of period	$1,630,452	$1,229,010
Supplemental disclosures of non-cash investing and financing activities
Equipment purchases under capital leases	$16,086	$37,434
Changes in accrued property and equipment purchases	$(2,798)	$4,890
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$1,601,028	$1,191,566
Restricted cash included in prepaid expenses and other current assets	2,747	7,871
Restricted cash included in other assets	26,677	29,573
Total cash, cash equivalents and restricted cash	$1,630,452	$1,229,010

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

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue recognition from contracts with customers (Topic 606). The new guidance replaces all current GAAP guidance on this topic and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted this new accounting standard on January 1, 2018 using the modified retrospective method. See Note 2 – Revenue for further details.

In January 2016, the FASB issued a new accounting standard update on the classification and measurement of financial instruments. The new guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. The Company adopted this new accounting standard prospectively for its non-marketable equity securities during the three months ended March 31, 2018. The Company has elected to use the measurement alternative for its non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The Company’s cost-method investments are non-marketable equity securities without readily determinable fair values and there was no upward or downward adjustment during the three months ended March 31, 2018.

In August 2016, the FASB issued a new accounting standard update on the statement of cash flows. The new guidance clarifies classification of certain cash receipts and cash payments in the statement of cash flows. The Company adopted this new accounting standard retrospectively during the three months ended March 31, 2018 and the adoption did not have a material impact on the Company’s financial statements.

In October 2016, the FASB issued a new accounting standard update on simplifying the accounting for income taxes related to intra-entity asset transfers. The new guidance requires an entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfers occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The Company adopted this new accounting standard on January 1, 2018 using the modified retrospective method. Upon adoption, the Company recognized a deferred tax asset of $29.5 million related to a prior period intra-entity transfer, which was offset by a full valuation allowance. Therefore, the recognition of the deferred tax asset upon adoption did not have an impact on the Company’s accumulated deficit.

In November 2016, the FASB issued a new accounting standard update on the presentation of restricted cash in the statement of cash flows. The new guidance requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this new accounting standard retrospectively during the three months ended March 31, 2018. As a result of the adoption, net cash provided by investing activities was adjusted to exclude the changes in restricted cash, resulting in a decrease of $1.6 million in the previously-reported amount for the three months ended March 31, 2017. Restricted cash balances are primarily cash deposits secured against letters of credit related to certain property leases.

In January 2017, the FASB issued a new accounting standard update on narrowing the definition of a business. The new guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The Company adopted this new accounting standard retrospectively during the three months ended March 31, 2018 and the adoption did not have a material impact on the Company’s financial statements.

Recently issued accounting pronouncements not yet adopted

In February 2018, the FASB issued a new accounting standard update to give entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings (accumulated deficits). The new guidance also requires entities to make additional disclosures, regardless of whether reclassification of tax effects is elected. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard update on its financial statements and related disclosures.

With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2018, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance or potential significance to the Company.

Note 2. Revenue

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts not yet substantially completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting practices.

Revenue Recognition

Revenue is recognized when the control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company identifies its contracts with customers and all performance obligations within those contracts. The Company then determines the transaction price and allocates the transaction price to the performance obligations within the Company's contracts with customers, recognizing revenue when, or as, the Company satisfies its performance obligations. While the majority of the Company's revenue transactions are based on standard business terms and conditions, the Company also enters into sales agreements with advertisers and data partners that sometimes involve multiple performance obligations and occasionally include non-standard terms or conditions.

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)
Revenue by services:
Advertising services	$575,156	$473,780
Data licensing and other	89,715	74,471
Total revenue	$664,871	$548,251

	Three Months Ended March 31,
	2018	2017 (1)
Revenue by geographic area:
United States	$346,570	$340,584
Japan	116,826	72,593
Rest of World	201,475	135,074
Total revenue	$664,871	$548,251

(1) Prior period amounts have not been adjusted due to adoption of the new revenue standard under the modified retrospective method.

Revenue Recognition Accounting Policy

The Company generates the substantial majority of its revenue from the sale of advertising services with the balance from data licensing and other arrangements.

The Company generates its advertising revenue primarily from the sale of its Promoted Products: (i) Promoted Tweets, (ii) Promoted Accounts and (iii) Promoted Trends. Promoted Tweets and Promoted Accounts are pay-for-performance advertising products or pay on impressions delivered, each priced through an auction. Promoted Trends are featured by geography and offered on a fixed-fee-per-day basis. Advertisers are obligated to pay when a user engages with a Promoted Tweet, follows a Promoted Account, when an impression is delivered, or when a Promoted Trend is displayed. These advertising services may be sold in combination as a bundled arrangement or separately on a stand-alone basis.

For the Company's Promoted Product arrangements, significant judgments are (i) determining whether the Company is the principal or the agent in arrangements where another party is involved in providing specified services to a customer, (ii) identifying the performance obligations in the contract, (iii) determining the basis for allocating contract consideration to performance obligations, and (iv) estimating the transaction price to be allocated for contracts with tiered rebate provisions.

The Company may generate revenue from the sale of certain Promoted Tweets through placement by Twitter of advertiser ads against third-party publisher content. The Company will pay the third-party publisher a revenue share fee for its right to monetize their content. In such transactions, advertisers are contracting to obtain a single integrated advertising service, the Promoted Tweet combined with the third-party publisher content, and the Company obtains control of the third-party publisher content displayed on Twitter that it then combines with the advertiser ads within the Promoted Tweet. Therefore, the Company reports advertising revenue generated from these transactions on a gross basis and records the related third-party content monetization fees as cost of revenue.

The Company also generates advertising revenue by selling services in which the Company places ads on third-party publishers’ websites, applications or other offerings. To fulfill these transactions, the Company purchases advertising inventory from third-party publishers’ websites and applications where the Company has identified the advertisers’ targeted audience and therefore incurs traffic acquisition costs prior to transferring the advertising service to its customers. At such point, the Company has the sole ability to monetize the third-party publishers advertising inventory. In such transactions, the Company obtains control of a right to a service to be performed by the third-party publishers, which gives the Company the ability to direct those publishers to provide the services to the Company's customers on the Company's behalf. Therefore, the Company reports advertising revenue generated from these transactions on a gross basis and records the related traffic acquisition costs as cost of revenue.

Fees for the advertising services above are recognized in the period when advertising is delivered as evidenced by a user engaging with a Promoted Tweet or an ad on a third-party publisher website or application in a manner satisfying the types of engagement selected by the advertisers, such as Tweet engagements (e.g., retweets, replies and likes), website clicks, mobile application installs or engagements, obtaining new followers, or video views, following a Promoted Account, delivery of impressions, or through the display of a Promoted Trend on the Company's platform.

The Company has concluded that data licensing arrangements, which grant customers a right to access Twitter intellectual property for a defined period of time, may contain a single performance obligation or may contain multiple performance obligations satisfied over the same period of time. In some of the Company's data licensing arrangements, pricing is a fixed monthly fee over a specified term. In such arrangements, data licensing revenue is recognized on a straight-line basis over the period in which the Company provides data access. In other data licensing arrangements, the Company charges customers based on the amount of sales they generate from downstream customers using Twitter data. Certain of those royalty-based data licensing arrangements are subject to minimum guarantees. The Company recognizes revenue for minimum guarantees on a straight-line basis over the period in which the Company provides data access. Royalties in excess of minimum guarantees, if any, are recognized as revenue in the period that the related downstream sales occur.

Other revenue is primarily generated from service fees from transactions completed on the Company's mobile ad exchange. The Company's mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory by matching them in the exchange. The Company has determined it is not the principal in the purchase and sale of advertising inventory in transactions between third-party buyers and sellers on the exchange because the Company does not obtain control of the advertising inventory. The Company reports revenue related to its ad exchange services on a net basis for the fees paid by buyers net of costs related to acquiring the advertising inventory paid to sellers.

Arrangements involving multiple performance obligations primarily consist of combinations of the Company's pay-for-performance products, Promoted Tweets and Promoted Accounts, which are priced through an auction, and Promoted Trends, which are priced on a fixed-fee-per day, per geography basis. For arrangements that include a combination of these products, the Company develops an estimate of the standalone selling price for these products in order to allocate any potential discount to all performance obligations in the arrangement. The estimate of standalone selling price for pay-for-performance auction based products is determined based on the winning bid price. The estimate of standalone selling price for Promoted Trends is based on Promoted Trends sold on a standalone basis and/or separately priced in a bundled arrangement by reference to a list price by geography, which is updated and approved periodically. For other arrangements involving multiple performance obligations where neither auction pricing nor standalone sales provide sufficient evidence of standalone selling price, the Company estimates standalone selling price using either an adjusted market assessment approach or an expected cost plus margin approach. The Company believes the use of its estimation approach and allocation of the transaction price on a relative standalone selling price basis to each performance obligation results in revenue recognition in a manner consistent with the underlying economics of the transaction and the allocation principle included in Topic 606.

Impact of Adoption

The Company recorded a net reduction to opening accumulated deficit of $12.1 million, an increase to unbilled revenue of $8.0 million, and a reduction to deferred revenue of $4.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to its data licensing arrangements.

The impact for the quarter ended March 31, 2018 was an increase to revenue of $5.9 million, an increase to unbilled revenue of $4.0 million, and a reduction to deferred revenue of $1.9 million as a result of applying the new revenue standard, with the impact primarily related to the Company’s data licensing arrangements.

Practical Expedients and Exemptions

The Company expenses sales commissions when incurred because the amortization period is one year or less. Sales commission expenses are recorded within sales and marketing in the consolidated statements of operations.

The Company applied the practical expedient to not disclose the value of remaining performance obligations not yet satisfied as of period end for contracts with an original expected duration of one year or less.

The Company applied the practical expedient to not disclose the value of remaining performance obligations not yet satisfied as of period end for variable consideration in the form of sales-based royalties promised in exchange for access licenses to its intellectual property in data licensing contracts.

Contract Balances

The Company enters into contracts with its customers, which may give rise to contract liabilities (deferred revenue) and contract assets (unbilled revenue). The payment terms and conditions within the Company’s contracts vary by the type and location of its customer and products or services purchased, the substantial majority of which are due in less than one year. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes either unbilled revenue (its performance precedes billing date) or deferred revenue (customer payment is received in advance of performance).

Deferred Revenue (Contract Liabilities)

The Company records deferred revenue within accrued and other current liabilities in the consolidated balance sheets. The Company's deferred revenue balance consists of performance obligations given to customers based on their spend on its services, which the Company defers for as they represent material rights. The Company recognizes deferred revenue based on the amount of customer spend and the relative standalone selling price of the material rights.

Unbilled Revenue (Contract Assets)

The Company records unbilled revenue within prepaid expenses and other current assets and other assets in the consolidated balance sheets. The Company's unbilled revenue primarily consists of amounts that have yet to be billed under contracts with escalating fee structures. Specifically, because the Company generally recognizes revenue on a straight-line basis for data licensing arrangements with escalating fee structures, revenue recognized exceeds amounts the Company has a right to bill during early portions of such contracts, resulting in unbilled revenue.

The following table presents contract balances (in thousands):

	January 1,	March 31,
	2018	2018
Unbilled Revenue	$7,980	$12,117
Deferred Revenue	$25,869	$29,073

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $11.4 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus media inventory earned by customers in prior periods.

The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.

The increase in unbilled revenue balance from January 1, 2018 to March 31, 2018 was attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.

The increase in deferred revenue balance from January 1, 2018 to March 31, 2018 was primarily due to bonus media inventory earned by customers during the period, offset by the utilization of such bonus media inventory earned in prior periods.

Remaining Performance Obligations

As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $263.3 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term Promoted Products arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
	Total	2018	2019	2020 and Thereafter
Revenue expected to be recognized on remaining performance obligations	$263,303	$99,128	$95,493	$68,682

Note 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents:
Cash	$315,430	$301,684
Money market funds	739,915	981,681
U.S. government and agency securities including treasury bills	60,412	—
Corporate notes, commercial paper and certificates of deposit	485,271	355,048
Total cash and cash equivalents	$1,601,028	$1,638,413
Short-term investments:
U.S. government and agency securities including treasury bills	$1,113,914	$1,064,957
Corporate notes, commercial paper and certificates of deposit	1,813,889	1,699,732
Total short-term investments	$2,927,803	$2,764,689

The contractual maturities of securities classified as available-for-sale as of March 31, 2018 were as follows (in thousands):

March 31,
2018
Due within one year	$2,418,600
Due after one year through two years	509,203
Total	$2,927,803

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	March 31, 2018
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,115,729	$130	$(1,945)	$1,113,914
Corporate notes, commercial paper and certificates of deposit	1,817,429	44	(3,584)	1,813,889
Total available-for-sale securities classified as short-term investments	$2,933,158	$174	$(5,529)	$2,927,803

	December 31, 2017
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,067,047	$133	$(2,223)	$1,064,957
Corporate notes, commercial paper and certificates of deposit	1,701,168	72	(1,508)	1,699,732
Total available-for-sale securities classified as short-term investments	$2,768,215	$205	$(3,731)	$2,764,689

The gross unrealized loss on securities in a continuous loss position for 12 months or longer was not material as of March 31, 2018 and December 31, 2017.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 based on the three-tier fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$739,915	$—	$—	$739,915
Treasury bills	60,412	—	—	60,412
Commercial paper	—	479,273	—	479,273
Certificates of deposit	—	5,998	—	5,998
Short-term investments:
Treasury bills	—	24,980	—	24,980
U.S. government securities	—	708,401	—	708,401
Agency securities	—	380,533	—	380,533
Corporate notes	—	815,728	—	815,728
Commercial paper	—	255,968	—	255,968
Certificates of deposit	—	742,193	—	742,193
Other current assets:
Foreign currency contracts	—	1,600	—	1,600
Total	$800,327	$3,414,674	$—	$4,215,001
Liabilities
Other current liabilities:
Foreign currency contracts	—	744	—	744
Total	$—	$744	$—	$744

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$981,681	$—	$—	$981,681
Commercial paper	—	346,968	—	346,968
Certificates of deposit	—	8,080	—	8,080
Short-term investments:
U.S. government securities	—	669,552	—	669,552
Agency securities	—	395,405	—	395,405
Corporate notes	—	745,915	—	745,915
Commercial paper	—	299,675	—	299,675
Certificates of deposit	—	654,142	—	654,142
Other current assets:
Foreign currency contracts	—	2,237	—	2,237
Total	$981,681	$3,121,974	$—	$4,103,655
Liabilities
Other current liabilities:
Foreign currency contracts	—	601	—	601
Total	$—	$601	$—	$601

In 2014, the Company issued $935.0 million principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Refer to Note 9 – Convertible Notes for further details on the Notes. The estimated fair value of the 2019 Notes and 2021 Notes based on a market approach as of March 31, 2018 was approximately $895.4 million and $893.2 million, respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other expense, net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $388.0 million and $326.1 million at March 31, 2018 and December 31, 2017, respectively.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		March 31,	December 31,
	Balance Sheet Location	2018	2017
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$1,600	$2,237
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$744	$601

The Company recognized $2.8 million and $3.2 million of net losses on the foreign currency contracts in the three months ended March 31, 2018 and 2017, respectively.

Note 5. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	March 31,	December 31,
	2018	2017
Property and equipment, net
Equipment	$1,152,795	$1,091,672
Furniture and leasehold improvements	319,047	314,852
Capitalized software	495,982	472,147
Construction in progress	59,525	49,417
Total	2,027,349	1,928,088
Less: Accumulated depreciation and amortization	(1,225,437)	(1,154,373)
Property and equipment, net	$801,912	$773,715

Note 6. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2017	$1,188,935
Foreign currency translation adjustment and other	1,997
Balance as of March 31, 2018	$1,190,932

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
March 31, 2018:
Patents and developed technologies	$93,953	$(51,174)	$42,779
Publisher and advertiser relationships	9,300	(7,285)	2,015
Total	$103,253	$(58,459)	$44,794
December 31, 2017:
Patents and developed technologies	$93,511	$(46,337)	$47,174
Publisher and advertiser relationships	9,300	(6,820)	2,480
Total	$102,811	$(53,157)	$49,654

Amortization expense associated with intangible assets for the three months ended March 31, 2018 and 2017 was $4.9 million and $16.2 million, respectively.

Estimated future amortization expense as of March 31, 2018 is as follows (in thousands):

Remainder of 2018	$11,210
2019	8,537
2020	6,263
2021	5,867
2022	4,290
Thereafter	8,627
Total	$44,794

Note 7. Accrued and Other Current Liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	March 31,	December 31,
	2018	2017
Accrued compensation	$92,642	$98,553
Accrued tax liabilities	29,988	36,097
Accrued publisher, content and ad network costs	29,432	32,462
Accrued restructuring	21,821	28,761
Deferred revenue	29,073	27,824
Accrued other	101,159	103,636
Total	$304,115	$327,333

Note 8. Investments in Privately-Held Companies

The Company makes strategic investments in privately-held companies. The Company also evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of March 31, 2018, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. Prior to January 1, 2018, the Company accounted for its non-marketable equity securities at cost less impairment. Realized gains and losses on non-marketable securities sold or impaired were recognized in other income (expense), net. On January 1, 2018, the Company adopted the new standard which changed the way it accounts for non-marketable securities. The Company now adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. The Company’s non-marketable equity securities had a carrying value of $27.6 million as of March 31, 2018 and December 31, 2017. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within Other Assets on the consolidated balance sheets.

The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing. No impairment charge was recorded in the three months ended March 31, 2018 and 2017.

Note 9. Convertible Notes

In 2014, the Company issued $935.0 million principal amount of 2019 Notes and $954.0 million principal amount of 2021 Notes. The total net proceeds from this offering were approximately $1.86 billion, after deducting $28.3 million of initial purchasers’ discount and $0.5 million debt issuance costs in connection with the 2019 Notes and the 2021 Notes.

The interest rates are fixed at 0.25% and 1.00% per annum for the 2019 Notes and the 2021 Notes, respectively, and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015. For the three months ended March 31, 2018 and 2017, the Company recognized $22.6 million and $21.4 million, respectively, of interest expense related to the amortization of initial purchasers’ discount and debt discount prior to capitalization of interest, and $2.9 million and $2.9 million, respectively, of coupon interest expense.

The Notes consisted of the following (in thousands):

	March 31, 2018		December 31, 2017
	2019 Notes	2021 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$935,000	$954,000
Unamortized initial purchasers' discount and debt discount (1)	(76,112)	(162,824)	(88,359)	(173,181)
Net carrying amount	$858,888	$791,176	$846,641	$780,819
Carrying amount of the equity component (2)	$222,826	$283,283	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

As of March 31, 2018, the remaining life of the 2019 Notes and 2021 Notes is approximately 17 months and 41 months, respectively.

Note 10. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing total net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised.

Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, during the period, including potential dilutive common stock instruments. In the three months ended March 31, 2017, the Company’s potential common stock instruments such as stock options, restricted stock units (“RSUs”), shares to be purchased under the 2013 Employee Stock Purchase Plan (“ESPP”), shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted net income (loss) per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Basic net income (loss) per share:
Numerator
Net income (loss)	$60,997	$(61,559)
Denominator
Weighted-average common shares outstanding	750,349	726,463
Weighted-average restricted stock subject to repurchase	(2,652)	(4,415)
Weighted-average shares used to compute basic net income (loss) per share	747,697	722,048
Basic net income (loss) per share attributable to common stockholders	$0.08	$(0.09)
Dilutive net income (loss) per share:
Numerator
Net income (loss)	$60,997	$(61,559)
Denominator
Number of shares used in basic computation	747,697	722,048
Weighted average effect of dilutive securities:
RSUs	13,387	—
Stock options	2,754	—
Other	2,023	—
Weighted-average shares used to compute diluted net income (loss) per share	765,861	722,048
Dilutive net income (loss) per share attributable to common stockholders	$0.08	$(0.09)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
RSUs	1,765	38,523
Warrants	24,329	24,329
Stock options	1,244	5,866
Shares subject to repurchase and others	310	6,310

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

Note 11. Stockholders’ Equity

Equity Incentive Plans

The Company’s 2013 Equity Incentive Plan became effective upon the completion of the Company’s initial public offering and serves as the successor to the 2007 Equity Incentive Plan. Initially, 68.3 million shares were reserved under the 2013 Equity Incentive Plan and any shares subject to options or other similar awards granted under the 2007 Equity Incentive Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2013 Equity Incentive Plan. The number of shares of the Company’s common stock available for issuance under the 2013 Equity Incentive Plan were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 60,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Company’s Board of Directors. No additional awards were issued under the 2007 Equity Incentive Plan or the 2016 Equity Incentive Plan during the three months ended March 31, 2018.

Employee Stock Purchase Plan

The number of shares available for sale under the ESPP were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 11.3 million shares, (ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year or (iii) such other amount as determined by the Company’s Board of Directors.

Restricted Common Stock

The Company has granted restricted common stock to certain continuing employees in connection with certain of its acquisitions. Vesting of this stock is dependent on the respective employee’s continued employment at the Company during the requisite service period, which is generally up to four years from the issuance date, and the Company has the right to repurchase the unvested shares upon termination of employment. The fair value of the restricted common stock issued to employees is recorded as compensation expense on a straight-line basis over the requisite service period.

The Company had 2.5 million and 2.8 million shares of unvested restricted common stock as of March 31, 2018 and December 31, 2017, respectively. The Company’s restricted common stock activity was not material during the three months ended March 31, 2018.

Stock Option Activity

The Company had 4.4 million and 4.8 million shares of stock options outstanding as of March 31, 2018 and December 31, 2017, respectively. The Company’s stock option activity was not material during the three months ended March 31, 2018.

Performance Restricted Stock Units Activity

The Company grants restricted stock units to certain of its executive officers periodically that vest based on the Company’s attainment of the annual financial performance goals and the executives’ continued employment through the vesting date, approximately one year (“PRSUs”). These PRSUs are granted when the annual performance targets are set and the awards are approved by the Compensation Committee of the Board of Directors, generally in the first quarter of each financial year.

The Company did not grant any PRSUs during the three months ended March 31, 2018. During the year ended December 31, 2017, the Company granted 345,622 PRSUs, at the 100% target level, of which 646,313 vested in 2018. The total fair value of PRSUs vested during the three months ended March 31, 2018 was $20.4 million.

The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a performance period of two calendar years and the executives continued employment through the vesting date (“TSR RSUs”). The Company did not grant any TSR RSUs during the three months ended March 31, 2018. The Company had 146,067 shares of TSR RSUs outstanding as of March 31, 2018 and December 31, 2017.

In addition, there are 2,533,867 additional PRSUs and TSR RSUs that will vest based on performance goals and Total Shareholder Return (“TSR”) targets to be granted from 2018 to 2020, if achieved, at target levels.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs, for the three months ended March 31, 2018. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2017	33,123	$19.80
Granted	1,872	$26.61
Vested	(4,451)	$21.11
Canceled	(1,954)	$21.27
Unvested and outstanding at March 31, 2018	28,590	$19.94

The total fair value of RSUs vested during the three months ended March 31, 2018 and 2017 was $116.9 million and $100.9 million, respectively.

In April 2018, the Company granted 8.7 million shares of RSUs to its employees as part of the Company’s annual equity refresh plan, with a total fair value of approximately $246.1 million. These RSUs will generally vest over the next five years.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$4,799	$5,952
Research and development	41,946	64,386
Sales and marketing	14,822	25,089
General and administrative	11,699	21,570
Total stock-based compensation expense	$73,266	$116,997

The Company capitalized $12.4 million and $16.1 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, there was $507.9 million of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 2.4 years. The Company accounts for forfeitures as they occur.

Note 12. Income Taxes

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-US activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under a Federal income tax examination by the Internal Revenue Service (IRS) for tax years 2011 through 2013, and under examination in California for tax years 2013 through 2015. The Company believes that adequate amounts have been reserved in these jurisdictions. The Company does not provide for income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company recorded an income tax provision of $2.9 million and $3.2 million for the three months ended March 31, 2018 and 2017, respectively. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences.

During the three months ended March 31, 2018, the amount of gross unrecognized tax benefits increased by $13.6 million. As of March 31, 2018, the Company has $273.4 million of unrecognized tax benefits, including $258.2 million of unrecognized tax benefits which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance, while the remaining $15.2 million of unrecognized tax benefits, if recognized, would affect the annual effective tax rate.

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

The Company recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the three months ended March 31, 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended December 31, 2017. Any adjustments are expected to be completed when the 2017 U.S. corporate income tax return is filed in 2018.

As of March 31, 2018, the Company was not able to reasonably estimate, and therefore has not recorded, deferred taxes for the Global Intangible Low-taxed Income (or GILTI) provisions. The Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method. The Company has, however, included an estimate of the current GILTI impact in its tax provision for 2018.

Note 13. Commitments and Contingencies

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

As of March 31, 2018, no amounts had been drawn under the credit facility.

Operating and Capital Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring through 2028. Under the terms of certain leases, the Company is committed to pay for certain taxes, insurance, maintenance and management expenses. Certain of these arrangements have free rent periods or escalating rent payment provisions, and the Company recognizes rent expense under such arrangements on a straight-line basis. The Company also entered into several sublease agreements for office space that the Company is not fully utilizing. The Company also has lease arrangements for certain server and networking equipment that are accounted for as capital leases and included in property and equipment on the consolidated balance sheets.

A summary of gross lease commitments and sublease income as of March 31, 2018 is as follows (in thousands):

	Operating	Sublease	Capital
	Leases	Income	Leases
Years Ending December 31,
Remainder of 2018	$114,463	$(20,512)	$69,891
2019	145,756	(20,961)	70,133
2020	129,988	(11,814)	23,845
2021	93,326	(11,043)	569
2022	75,483	(960)	—
Thereafter	216,740	—	—
	$775,756	$(65,290)	164,438
Less: Amounts representing interest			5,897
Total capital lease obligation			158,541
Less: Short-term portion			86,571
Long-term portion			$71,970

Rent expense, net of sublease income, under the Company’s operating leases, including co-location arrangements for the Company’s data centers, was $33.3 million and $29.2 million for the three months ended March 31, 2018 and 2017, respectively.

Contractual Obligations

Our principal commitments consist of obligations under the Notes (including principal and coupon interest), capital and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. The following table summarizes our commitments to settle contractual obligations in cash as of March 31, 2018:

	Payments Due by Fiscal Year
		Remainder of
	Total	2018	2019-2020	2021-2022	Thereafter
	(In thousands)
2019 Notes	$938,516	$1,178	$937,338	$—	$—
2021 Notes	987,455	4,809	19,106	963,540	—
Operating lease obligations (1)	775,756	114,463	275,744	168,809	216,740
Capital lease obligations	164,438	69,891	93,978	569	—
Other contractual commitments (2)	358,703	70,353	75,325	134,237	78,788
Total contractual obligations	$3,224,868	$260,694	$1,401,491	$1,267,155	$295,528

(1)

The Company entered into several sublease agreements for office space that we are not fully utilizing. Under the sublease agreements, we will receive approximately $65.3 million in sublease income over the next five years.

(2)	Other contractual commitments are non-cancelable contractual commitments primarily related to our infrastructure services, bandwidth and other services arrangements.

Legal Proceedings

The Company is currently a party to a consolidated shareholder class action lawsuit (captioned Doris Shenwick, et al. v. Twitter, Inc., et al. and Claire Degenhardt, et al. v. Twitter, Inc., et al.) that was filed in September 2016 in the U.S. District Court for the Northern District of California. Plaintiffs allege false and misleading statements in violation of securities laws, naming the Company and two former officers as defendants and seek unspecified damages. The Company filed a motion to dismiss, which was granted in part and denied in part. The Company disputes the claims and intends to continue to defend the lawsuit vigorously.

The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of March 31, 2018 and December 31, 2017, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three months ended March 31, 2018 and 2017 with respect to litigation or loss contingencies.

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

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of March 31, 2018 and December 31, 2017.

Note 14. Geographical Information

Revenue

See Note 2 – Revenue for further details.

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	March 31,	December 31,
	2018	2017
Property and equipment, net:
United States	$760,268	$730,262
International	41,644	43,453
Total property and equipment, net	$801,912	$773,715

Note 15. Related Party Transactions

The Company has a partnership agreement for no consideration with Square, Inc., for which Jack Dorsey (the Company’s Chief Executive Officer) serves as Chief Executive Officer, to enable U.S. political donations through Tweets. Neither Square, Inc. nor the Company will pay each other any amounts in connection with the agreement. The agreement has no impact on the Company’s financial statements.

Certain of the Company’s directors have affiliations with customers of the Company. The Company recognized revenue under contractual obligations from such customers of $6.9 million and $5.0 million for the three months ended March 31, 2018 and 2017, respectively. The Company had outstanding receivable balances of $4.2 million from such customers as of March 31, 2018 and December 31, 2017.

Note 16. Restructuring Charges

On October 25, 2016, the Board of Directors of the Company approved a reduction in force plan (“2016 Plan”) of up to approximately 9% of the Company’s positions globally. The reduction in force was undertaken to eliminate investment in noncore areas and drive toward greater efficiency, while allowing the Company to continue to invest in its highest priorities. The Company completed the reduction in force in 2017.

On December 17, 2016, the Board of Directors of the Company approved a lease abandonment plan (“2016 Lease Plan”) to abandon excess office space with lease terms expiring through 2028.

The following table summarizes the activities related to the 2016 Lease Plan restructuring charges, as discussed above (in thousands):

2016
Lease Plan
Accrued as of December 31, 2017	$31,929
Charges (1)	(983)
Cash payment	(6,094)
Non-cash and other adjustments	(5)
Accrued as of March 31, 2018	$24,847

Reflected in consolidated balance sheets as of March 31, 2018:
Accrued and other current liabilities	$21,821
Other long-term liabilities	$3,026

(1)

For the three months ended March 31, 2018, the Company recorded a reduction to restructuring charges related to its 2016 Lease Plan of $0.4 million within sales and marketing, $0.3 million within research and development, $0.2 million within general and administrative and $0.1 million within cost of revenue in the consolidated statements of operations.

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

Overview and Highlights of Quarterly Results

Revenue in the first quarter of 2018 totaled $664.9 million, an increase of 21% compared to $548.3 million in the first quarter of 2017.

•Advertising revenue totaled $575.2 million, an increase of 21% year-over-year.

•Data licensing and other revenue totaled $89.7 million, an increase of 20% year-over-year.

•U.S. revenue totaled $346.6 million, an increase of 2% year-over-year.

•International revenue totaled $318.3 million, an increase of 53% year-over-year.

•Total ad engagements increased 69% year-over-year.

•Cost per ad engagement decreased 28% year-over-year.

Net income was $61.0 million, compared to net loss of $61.6 million for the three months ended March 31, 2017.

Non-GAAP net income was $123.0 million, an increase of 131% year-over-year.

Adjusted EBITDA was $244.1 million, an increase of 44% year-over-year.

Cash, cash equivalents and short-term investments in marketable securities totaled $4.53 billion as of March 31, 2018.

Average monthly active users were 336 million for the three months ended March 31, 2018, an increase of 3% year-over-year and compared to 330 million for the three months ended December 31, 2017.

Average daily active usage for the three months ended March 31, 2018 grew 10% year-over-year.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended March 31, 2018, we had 336 million average MAUs, which represents an increase of 3% from the three months ended March 31, 2017. The growth in average MAUs was driven by a combination of organic growth, marketing, and product improvements, including the ongoing benefits of improved relevance in email, push notifications and the timeline. In the three months ended March 31, 2018, we had 69 million average MAUs in the United States and 267 million average MAUs in the rest of the world, which represent a decrease of 1% and an increase of 4%, respectively, from the three months ended March 31, 2017. For additional information on how we calculate MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

(1) In the three months ended March 31, 2018, we discovered that a software change made in the second quarter of 2017 resulted in a non-material overstatement of our historical MAU in 2017. The differences were between 30,000 and 400,000 in each period presented for total MAU. After rounding, the only impact to our prior disclosures was to reduce international MAU from 261 million to 260 million in the third quarter of 2017 due to a change of approximately 175,000 international MAUs.

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

DAU grew faster than MAU in the first quarter of 2018 as we continued to benefit from organic growth, product and marketing investments made in this quarter and in prior periods.

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

In the three months ended March 31, 2018, ad engagements increased 69% from the three months ended March 31, 2017. The increase was driven by increased aggregate demand, a continuing mix shift toward video ad impressions and improved click-through rates. In the three months ended March 31, 2018, average cost per ad engagement decreased 28% from the three months ended March 31, 2017. The decrease in cost per ad engagement was driven by the ongoing mix shift to video ad engagements (which have overall lower cost per ad engagement compared to other ad formats) and lower cost per ad engagement across the majority of ad formats compared to the first quarter of 2017.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$60,997	$(61,559)
Stock-based compensation expense	73,266	116,997
Depreciation and amortization expense	96,846	102,792
Interest and other expense, net	11,043	18,087
Provision for income taxes	2,885	3,194
Restructuring charges and one-time nonrecurring gain	(983)	(9,572)
Adjusted EBITDA	$244,054	$169,939

Non-GAAP Net Income

We define non-GAAP net income as net income (loss) adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to convertible notes, non-cash expense related to acquisitions, impairment of investments in privately-held companies, restructuring charges and one-time nonrecurring gain, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. federal and state statutory tax rate, which was 24% for the current period presented and 37% for the historical period presented as a result of the 2017 Tax Cuts and Jobs Act.

Non-GAAP Income before Income Taxes. We define non-GAAP income before income taxes as income (loss) before income taxes adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to convertible notes, non-cash expense related to acquisitions, impairment of investments in privately-held companies, and restructuring charges and one-time nonrecurring gain.

Non-GAAP Provision for Income Taxes. We define non-GAAP provision for income taxes as the current and deferred income tax expense commensurate with the non-GAAP measure of profitability using our blended U.S. federal and state statutory tax rate.

The following table presents a reconciliation of net income (loss) to non-GAAP net income for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Reconciliation of Net Income (Loss) to Non-GAAP Net Income
Net income (loss)	$60,997	$(61,559)
Exclude: Provision for income taxes	2,885	3,194
Income (loss) before income taxes	63,882	(58,365)
Stock-based compensation expense	73,266	116,997
Amortization of acquired intangible assets	4,942	16,191
Non-cash interest expense related to convertible notes	20,722	19,248
Restructuring charges and one-time nonrecurring gain	(983)	(9,572)
Non-GAAP income before income taxes	161,829	84,499
Non-GAAP provision for income taxes	38,839	31,265
Non-GAAP net income	$122,990	$53,234

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net income (loss), which is the nearest GAAP equivalent of these financial measures. Some of these limitations are:

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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017

Revenue
Advertising services	$575,156	$473,780
Data licensing and other	89,715	74,471
Total revenue	664,871	548,251
Costs and expenses (1)
Cost of revenue	222,823	220,339
Research and development	123,346	128,728
Sales and marketing	178,059	169,594
General and administrative	65,718	69,868
Total costs and expenses	589,946	588,529
Income (loss) from operations	74,925	(40,278)
Interest expense	(27,015)	(25,409)
Interest income	16,181	8,520
Other expense, net	(209)	(1,198)
Income (loss) before income taxes	63,882	(58,365)
Provision for income taxes	2,885	3,194
Net income (loss)	$60,997	$(61,559)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$4,799	$5,952
Research and development	41,946	64,386
Sales and marketing	14,822	25,089
General and administrative	11,699	21,570
Total stock-based compensation expense	$73,266	$116,997

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2018	2017
Revenue
Advertising services	87%	86%
Data licensing and other	13	14
Total revenue	100	100
Costs and expenses
Cost of revenue	34	40
Research and development	19	23
Sales and marketing	27	31
General and administrative	10	13
Total costs and expenses	89	107
Income (loss) from operations	11	(7)
Interest expense	(4)	(5)
Interest income	2	2
Other expense, net	0	0
Income (loss) before income taxes	10	(11)
Provision for income taxes	0	1
Net income (loss)	9%	(11)%

Revenue

We generate the substantial majority of our revenue from the sale of advertising services. We also generate revenue by licensing our data to third parties and providing mobile advertising exchange services.

Advertising Services

We generate most of our advertising revenue by selling our Promoted Products. Currently, our Promoted Products consist of the following:

•

Promoted Tweets. Promoted Tweets, which are labeled as “promoted,” appear within a user’s timeline, search results or profile pages just like an ordinary Tweet regardless of device, whether it be desktop or mobile. Using our proprietary algorithms and understanding of the interests of each user, we can deliver Promoted Tweets that are intended to be relevant to a particular user. We enable our advertisers to target an audience based on our users’ Interest Graphs. Our Promoted Tweets are pay-for-performance or pay-for-impression delivered advertising that are priced through an auction. Our Promoted Tweets include objective-based features that allow advertisers to pay only for the types of engagement selected by the advertisers, such as Tweet engagements (e.g., retweets, replies and likes), website clicks, mobile application installs or engagements, obtaining new followers, or video views.

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

Data Licensing and Other

We generate data licensing and other revenue by (i) offering data products and data licenses that allow our data partners to access, search and analyze historical and real-time data on our platform. The data consists of public Tweets and their content, and (ii) providing mobile advertising exchange services through our MoPub exchange. Our data partners generally purchase licenses to access all or a portion of our data for a fixed period. We recognize data licensing revenue over time as we grant customers a right to access our data for a defined period. In addition, we operate a mobile ad exchange and receive service fees from transactions completed on the exchange. Our mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory and matches buyers and sellers. We have determined we are not the principal in the purchase and sale of advertising inventory in transactions between third-party buyers and sellers on the exchange. Therefore we report revenue related to our ad exchange services on a net basis.

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)
Advertising services	$575,156	$473,780	21%
Data licensing and other	89,715	74,471	20%
Total revenue	$664,871	$548,251	21%

Revenue in the three months ended March 31, 2018 increased by $116.6 million compared to the three months ended March 31, 2017.

In the three months ended March 31, 2018, advertising revenue increased by 21% compared to the three months ended March 31, 2017. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising products on our owned and operated platform in the three months ended March 31, 2018 was $533.2 million, as compared to $415.3 million in the three months ended March 31, 2017. Advertising revenue generated from the sale of our advertising products placed on third-party publishers’ websites, applications and other offerings in the three months ended March 31, 2018 was $42.0 million, as compared to $58.5 million in the three months ended March 31, 2017. The decrease in advertising revenue from the sale of our advertising products placed on third-party publishers’ websites, applications and other offerings in the three months ended March 31, 2018 was driven by the lack of contribution from TellApart (which was fully deprecated in 2017), offset by strong performance from Twitter Audience Platform. TellApart revenue was $22.9 million in the three months ended March 31, 2017 and no revenue was generated from TellApart in the three months ended March 31, 2018.

The overall increase in advertising revenue was primarily attributable to a 69% increase in the number of ad engagements offset by a 28% decrease in average cost per ad engagement in the three months ended March 31, 2018 compared to the same periods in 2017. The increase in ad engagements was driven by increased aggregate demand, a continuing mix shift toward video ad impressions and improved click-through rates. The decrease in average cost per ad engagement was driven by the ongoing mix shift to video ad engagements (which have overall lower cost per ad engagement compared to other ad formats) and lower cost per ad engagement across the majority of ad formats compared to the first quarter of 2017.

Advertising revenue was driven by broad-based growth across all major products and geographies. As we continue to improve our sales execution, drive ad relevance, and grow our user base and the level of engagement of our users, we believe the potential to increase our revenue grows.

In the three months ended March 31, 2018, data licensing and other revenue increased by 20% compared to the three months ended March 31, 2017. The increase was attributable to both data licensing fees from the offering of data products, and our mobile ad exchange platform. We expect to continue to grow our data revenue with a new product and channel segmented go-to-market approach.

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

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)
Cost of revenue	$222,823	$220,339	1%
Cost of revenue as a percentage of revenue	34%	40%

In the three months ended March 31, 2018, cost of revenue increased by $2.5 million compared to the three months ended March 31, 2017. The increase was attributable to an $18.6 million increase in content costs, a $3.2 million increase in depreciation and amortization expense primarily related to additional internally developed software, server and networking equipment, and a $1.1 million increase in other direct costs. These increases were offset by a $14.5 million decrease in TAC substantially due to the decrease in advertising revenue generated from TellApart, which we fully deprecated in 2017, and a $5.9 million decrease in infrastructure costs.

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

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)
Research and development	$123,346	$128,728	(4)%
Research and development as a percentage of revenue	19%	23%

In the three months ended March 31, 2018, research and development expenses decreased by $5.4 million compared to the three months ended March 31, 2017. The decrease was attributable to a $22.7 million decrease in personnel-related costs, mainly driven by a decrease in stock-based compensation expense. The decrease was offset by the absence of an $11.2 million one-time nonrecurring gain on sale of assets that occurred in the three months ended March 2017, net of restructuring charges, a $5.1 million decrease in the capitalization of costs associated with developing software for internal use, and $1.0 million increase in allocated facilities and other supporting overhead expenses.

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

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)
Sales and marketing	$178,059	$169,594	5%
Sales and marketing as a percentage of revenue	27%	31%

In the three months ended March 31, 2018, sales and marketing expenses increased by $8.5 million compared to the three months ended March 31, 2017. The increase was attributable to a $9.7 million increase in marketing and sales-related expenses, a $6.5 million increase in allocated facilities and other supporting overhead expenses, and a $3.1 million increase in personnel-related costs driven by an increase in average employee headcount. These increases were offset by an $8.9 million decrease in amortization of acquired intangible assets and a $1.9 million decrease in restructuring charges.

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

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)
General and administrative	$65,718	$69,868	(6)%
General and administrative as a percentage of revenue	10%	13%

In the three months ended March 31, 2018, general and administrative expense decreased by $4.2 million compared to the three months ended March 31, 2017. The decrease was attributable to a $5.5 million decrease in personnel-related costs, mainly driven by a decrease in stock-based compensation expense. The decrease was offset by a $1.3 million increase in professional service fees and other expenses.

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

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)
Interest expense	$27,015	$25,409	6%

In the three months ended March 31, 2018, interest expense increased by $1.6 million compared to the three months ended March 31, 2017. Interest expense in the three months ended March 31, 2018 was comprised of $25.6 million of total interest expense related to the Notes as well as the credit facility and $1.4 million related to capital leases of equipment.

Interest Income

Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)
Interest income	$16,181	$8,520	90%

Interest income increased by $7.7 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The change was primarily attributable to higher invested cash balances and higher interest rates.

Other Income (Expense), Net

Other income (expense), net, consists primarily of unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies and realized foreign exchange gains and losses on foreign exchange transactions. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)
Other expense, net	$209	$1,198	(83)%

Other expense, net, decreased by $1.0 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The change was primarily attributable to the more favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments.

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Provision for income taxes	$2,885	$3,194

Our provision for income taxes in the three months ended March 31, 2018 decreased by $0.3 million compared to the three months ended March 31, 2017, primarily due to increased windfall benefits from stock-based compensation expense deductions.

As of March 31, 2018, we had approximately $780.7 million of federal and $222.5 million of state net deferred tax assets. Concurrently, we set up a valuation allowance against all but $2.7 million of these deferred tax assets. As of March 31, 2018, we completed our reassessment of the realizability of these assets and have concluded that a valuation allowance is still required.

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

As we continue to make significant strides in optimizing operations resulting in improved financial results, our assessment is likely to result in the determination that a valuation allowance is no longer required within the next three quarters. This would result in a significant reversal of the valuation allowance and a corresponding material non-cash income tax benefit and the recording of additional deferred tax assets on our balance sheet in such future financial reporting period. Based on recent earnings in certain jurisdictions, sufficient positive evidence is likely to exist within the 2018 calendar year such that we may release a significant portion of our valuation allowance.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net income (loss)	$60,997	$(61,559)
Net cash provided by operating activities	242,673	203,448
Net cash provided by (used in) investing activities	(258,992)	17,397
Net cash used in financing activities	(29,036)	(23,652)

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

As of March 31, 2018, we had $4.53 billion of cash, cash equivalents and short-term investments in marketable securities, of which $267.0 million was held by our foreign subsidiaries. Under the current tax laws, if these funds are needed for our operations in the U.S., we would be required to accrue and pay additional taxes to repatriate certain of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. The Tax Act is not expected to have a material impact on our liquidity and capital resources going forward.

Credit Facility

In October 2013, we entered into a revolving credit agreement with certain lenders which provides for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Our obligations under the credit facility are guaranteed by one of our wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payment of dividends. As of March 31, 2018, no amounts had been drawn under the credit facility.

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

Cash provided by operating activities in the three months ended March 31, 2018 was $242.7 million, an increase in cash inflow of $39.2 million compared to the three months ended March 31, 2017. Cash provided by operating activities was driven by net income of $61.0 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $190.5 million, of which $73.3 million was related to stock-based compensation expense, and $96.9 million was related to depreciation and amortization expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflows of $8.8 million.

Cash provided by operating activities in the three months ended March 31, 2017 was $203.4 million. Cash provided by operating activities was driven by a net loss of $61.6 million, as adjusted for the exclusion of non-cash expenses totaling $230.6 million, of which $117.0 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $34.4 million.

Investing Activities

Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.

Cash used in investing activities in the three months ended March 31, 2018 was $259.0 million, compared to $17.4 million cash provided by investing activities in the three months ended March 31, 2017. The change was primarily due to a $129.9 million increase in the purchases of marketable securities, a $68.7 million decrease in proceeds from sales and maturities of marketable securities, a $53.2 million increase in purchases of property and equipment, and a $35.0 million decrease in proceeds from sale of long-lived assets, offset by an $8.6 million decrease in expenditures on other investing activities and $1.8 million increase in proceeds from sales of property and equipment.

We anticipate making capital expenditures in 2018 of approximately $375.0 million to $450.0 million, as we invest in our infrastructure equipment.

Financing Activities

Our primary financing activities consist of issuances of securities, including common stock issued under our employee stock purchase plan, capital lease financing and stock option exercises by employees and other service providers.

Cash used in financing activities in the three months ended March 31, 2018 was $29.0 million, an increase in cash outflow of $5.4 million compared to the three months ended March 31, 2017. The increase in cash outflow was due to a $4.4 million increase in tax payments related to net share settlements of equity awards, a $3.8 million decrease in proceeds from option exercises, offset by a $2.8 million decrease in payments of capital lease obligations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2018.

Contractual Obligations

Our principal commitments consist of obligations under the Notes (including principal and coupon interest), capital and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. Refer to Note 13 – Commitments and Contingencies for more details.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a more complete discussion of our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as described in regards to our accounting policy related to revenue in Note 2 of Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of March 31, 2018, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $11.1 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency gains were immaterial for the three months ended March 31, 2018 and 2017. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollars would have resulted in a gain or loss of approximately $11.0 million as of March 31, 2018.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are currently a party to a consolidated shareholder class action lawsuit (captioned Doris Shenwick, et al. v. Twitter, Inc., et al. and Claire Degenhardt, et al. v. Twitter, Inc., et al.) that was filed in September 2016 in the U.S. District Court for the Northern District of California. Plaintiffs allege false and misleading statements in violation of securities laws, naming us and two former officers as defendants and seek unspecified damages. We filed a motion to dismiss, which was granted in part and denied in part. We dispute the claims and intend to continue to defend the lawsuit vigorously.

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

The size of our user base and our users’ level of engagement are critical to our success. We had 336 million average MAUs in the three months ended March 31, 2018, representing a 3% increase from 327 million average MAUs in the three months ended March 31, 2017. DAUs for the three months ended March 31, 2018 increased 10% year-over-year. Our financial performance has been and will continue to be significantly determined by our success in growing the number of users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will continue to slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets to continue to be higher than our user growth rate in the United States. To the extent our logged-in user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites or platforms that achieved early popularity have seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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
•

there are user concerns related to privacy and communication, safety, security, spam, manipulation or other hostile or inappropriate usage or other factors, or our information quality efforts result in the removal of certain accounts;

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
•

there are adverse changes in our products or services that are mandated by, or that we elect to make to address, laws, legislation, inquiries from legislative bodies, regulatory authorities or litigation, including settlements or consent decrees and the General Data Protection Regulation, or the GDPR;

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 86% and 87% of our revenue from advertising in the fiscal year ended December 31, 2017 and the three months ended March 31, 2018, respectively. We generate substantially all of our advertising revenue through the sale of our Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending as well as the re-evaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Since our initial public offering, our revenue growth has been primarily driven by increases in the number of our users and increases in our ad load driven by strong advertiser demand as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase the number of our users, their engagement or monetize our larger global audience. Our advertising revenue also could be adversely affected by a number of other factors, including:

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
•

adverse legal developments relating to advertising or measurement tools related to our metrics or the effectiveness of advertising, including legislative and regulatory developments, such as GDPR and other privacy regulations, and developments in litigation;

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

We believe that our ability to compete effectively for users depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors;
•	the amount, quality and timeliness of content generated by our users and content partners;
•	the timing and market acceptance of our products and services;
•	our ability, in and of itself, and in comparison to the ability of our competitors, to develop new products and services and enhancements to existing products and services;
•	the frequency and relative prominence of the ads displayed by us or our competitors;
•	our ability to establish and maintain relationships with content partners;
•	our ability to develop a reliable, scalable, secure, high-performance technology infrastructure that can efficiently handle increased usage globally;
•

changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements, consent decrees and the GDPR, some of which may have a disproportionate effect on us;

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

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 80% of our average MAUs in the three months ended March 31, 2018, but our international revenue, as determined based on the billing location of our advertisers, was only 48% of our consolidated revenue in the three months ended March 31, 2018. Our inability to successfully expand our business internationally could adversely affect our business, financial condition and operating results.

User growth and engagement depend upon effective interoperation with operating systems, networks, devices, web browsers and standards that we do not control.

We make our products and services available across a variety of operating systems and through websites. We are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox. Any changes, bugs or technical issues in such systems, devices or web browsers or changes in our relationships with mobile operating system partners or mobile carriers, or in their terms of service or policies that diminish the functionality of our products and services, make it difficult for our users to access our content, limit our ability to target or measure the effectiveness of ads, impose fees related to our products or services or give preferential treatment to competitive products or services could adversely affect usage of our products and services. For example, many of our relationships with our mobile carriers to deliver our SMS messages were originally negotiated as free or low-cost connections, but recently some of the mobile carriers have been proposing fee increases for these arrangements, which may not be cost-effective for us. This may, in turn, adversely affect the number of users who receive our SMS messages. Additionally, some of our mobile carriers have experienced infrastructure issues due to natural disasters, which have caused deliverability errors or poor quality communications with our products. Any such errors, regardless of whether caused by our infrastructure or that of the service provider, may result in the loss of our existing users or may make it difficult to attract new users. Further, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our products and services work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a majority of our users access our products and services through mobile devices, we are particularly dependent on the interoperability of our products and services with mobile devices and operating systems in order to deliver our products and services. For example, a recent change was made to Safari’s integration with third-party applications including Twitter that resulted in a decrease of approximately 1 million MAUs in the first quarter of 2018 who accessed Twitter by using registered third-party applications when those applications automatically contact our servers for regular updates without discernible user-initiated action. We also may not be successful in developing relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our products and services, particularly on their mobile devices, our user growth and engagement could be harmed, and our business and operating results could be adversely affected.

Our products and services may contain undetected software errors, which could harm our business and operating results.

Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, in February 2016, we discovered, and corrected, a bug that affected our password recovery systems for about 24 hours. Although this issue did not expose passwords or information that could be used directly to access an account, it had the potential to expose the email address and phone number associated with a small number of accounts. In May 2018, we announced that an internal bug had resulted in the storage of passwords unmasked in an internal log. When users set a password for their Twitter accounts, we secure those passwords in a format that prevents anyone at Twitter from seeing or knowing the actual password through a password hashing function, which replaces the actual password with a random set of numbers and letters that are stored in Twitter’s system. Due to a bug, passwords were written to a service log before completing the hashing process. We found this error ourselves, removed the passwords, and are implementing plans to prevent this bug from happening again. Our investigation shows no indication of breach or misuse by anyone. Like with this error, errors in our software code may only be discovered after the product or service has been released. Errors, vulnerabilities, or other design defects within the software on which we rely may result in a negative experience for users and advertisers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. For example, in December 2016, we discovered and corrected a technical error in our Android application that resulted in incorrect reporting of certain video advertisement metrics for approximately one month. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of content or platform partners, loss of advertisers or advertising revenue or liability for damages or other relief sought in lawsuits, regulatory inquiries or other proceedings, any of which could adversely affect our business and operating results.

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

Since our inception, we have incurred significant operating losses, and, as of March 31, 2018, we had an accumulated deficit of $2.60 billion. Although our revenue has grown rapidly, increasing from $664.9 million in 2013 to $2.44 billion in 2017, our revenue growth rate has slowed as a result of a variety of factors. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our costs may increase in future periods as we continue to expend substantial financial resources on:

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

We believe that maintaining and promoting our brand is critical to expanding our base of users, content partners and advertisers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable and innovative products and services with a focus on a positive user experience, which we may not do successfully. We may introduce new features, products, services or terms of service that users, content partners, advertisers or platform partners do not like, which may negatively affect our brand. Additionally, the actions of content partners may affect our brand if users do not have a positive experience using third-party applications or websites integrated with Twitter or that make use of Twitter content. We will also continue to experience media, legislative or regulatory scrutiny of our decisions regarding user privacy, security, content and other issues, which may adversely affect our reputation and brand. For example, we previously announced our discovery of content (including some advertisements) previously displayed on our products that may be relevant to government investigations relating to Russian interference in the 2016 U.S. presidential election, which drew media and regulatory scrutiny of our actions with respect to such content. Our brand may also be negatively affected by the actions of users that are hostile or inappropriate to other people, by users impersonating other people, by users identified as spam, by use of our products or services to disseminate information that may be viewed as misleading (or intended to manipulate the opinions of our users), by users introducing excessive amounts of spam on our platform, by third parties obtaining control over users’ accounts or by other security or cybersecurity incidents. For example, we were recently made aware of certain actions taken by a social media marketing company to sell followers and engagement that were in violation of our policies but that drew media and regulatory scrutiny on us. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

Negative publicity could adversely affect our business and operating results.

We receive a high degree of media coverage around the world. Negative publicity about our company, including about the quality and reliability of our products or of content shared on our platform, changes to our products and services, our privacy and security practices (including actions taken with respect to certain users or accounts or reports regarding government surveillance), litigation, regulatory activity, the actions of our users (including actions taken by prominent users on our platform or the dissemination of information that may be viewed as misleading or as intended to manipulate the opinions of our users) or user experience with our products and services, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our products and services. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our user base and result in decreased revenue, which could adversely affect our business and operating results.

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

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy of users and others. While we strive to comply with applicable data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to so comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business.  For example, legislation has been introduced in the California state assembly that would require social media companies doing business in California to link every user account to a human being. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. For example, the GDPR has been adopted and will go into effect in May 2018. The GDPR includes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we rely on a variety of legal bases to transfer certain personal information outside of the European Economic Area, including the EU-US Privacy Shield Framework, or Privacy Shield, and EU Standard Contractual Clauses, or SCCs. The Privacy Shield is currently under review by regulatory authorities and it and the SCCs are both subject of legal challenges in European courts, and the absence of successor legal bases for continued data transfer could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. Any of these changes to EU data protection law could disrupt our business.

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

The number of our active users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that false or spam accounts represent fewer than 5% of our MAUs as of December 31, 2017. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform. Further, we rely on third-party SMS aggregators and mobile carriers to deliver SMS messages to certain of our users. If, however, we are notified of material deliverability issues because of, for example, infrastructure issues at the service-provider level or governmental restrictions based on content, we do not include the affected users in MAUs. We may also discover unexpected errors in our internal data that resulted from technical or other errors. For example, in 2017, we discovered that since the fourth quarter of 2014 we had included users of certain third-party applications as Twitter MAUs that should not have been considered MAUs. These third-party applications used Digits, a software development kit of our now-divested Fabric platform that allowed third-party applications to send authentication messages via SMS through our systems, which did not relate to activity on the Twitter platform. Although the change in the MAUs was relatively small in relation to our overall MAU numbers, we may face increased scrutiny as a result of the error.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended March 31, 2018, 93% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, a significant portion of users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

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

In 2014, we issued $935.0 million in aggregate principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million in aggregate principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes and together with the 2019 Notes, the Notes, in private placements to qualified institutional buyers. As of March 31, 2018, we had a total par value of $1.89 billion of outstanding Notes.

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

The recently-enacted Tax Act significantly affected U.S. tax law by changing how U.S. income tax is assessed on multinational corporations. The Tax Act requires complex computations not previously provided for in U.S. tax law and the U.S. Department of Treasury may issue regulations and interpretive guidance that may significantly impact how we will apply the law and impact our results of operations.  Additionally, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions call for the collection and preparation of information not previously required. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates and recorded a provisional estimate of the effect of the Tax Act in our financial statements for the quarter ended March 31, 2018. As additional regulatory and interpretive guidance is issued, we may refine our analysis and make adjustments that differ from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2018, we had recorded a total of $1.24 billion of goodwill and intangible assets. An adverse change in market conditions or financial results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $13.72, through March 31, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

Item 5. OTHER INFORMATION

When users set a password for their Twitter accounts, we use technology that masks the passwords so no one at the company can see it. We do that through a password hashing function, which replaces the actual password with a random set of numbers and letters that are stored in Twitter’s system. This allows our systems to validate a user’s account credentials without revealing the user’s password. This is an industry standard.

On May 3, 2018, we announced that we discovered a bug that stored passwords unmasked in an internal log. Due to this bug, passwords were written to a service log before completing the hashing process. This was an internal bug that we found ourselves and fixed. Our investigation shows no indication of breach or misuse by anyone. We are implementing plans to prevent this bug from happening again.

The Company will announce any additional material updates regarding these matters on its blog at https://blog.twitter.com, or through the Company’s other usual public disclosure channels, as appropriate.

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

TWITTER, INC.

Date: May 3, 2018	By:	/s/ Jack Dorsey
Jack Dorsey
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2018	By:	/s/ Ned Segal
Ned Segal
Chief Financial Officer
(Principal Financial Officer)