Form 10-Q
period 2018-06-30
TWITTER, INC.
filed 2018-07-30
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of July 27, 2018 was 757,845,929.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement, including ad engagement, of our users;
•	our plans regarding health and user safety, including our expectations regarding policies, enforcement and preventing manipulation of our platform;
•	our expectations regarding MAUs, changes in DAUs, changes in cost per ad engagement and changes in ad engagements;
•

our ability to develop or acquire new products, product features and services, improve our existing products and services, including with respect to Promoted Tweet product features, video and performance advertising, and increase the value of our products and services;

•	our business strategies, plans and priorities, including our plans for growth and hiring, investment in and refinement of our products and services and capital expenditures relating to infrastructure;
•	our ability to provide new content from third parties, including our ability to secure live streaming video content on terms that are acceptable to us;
•	our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth and growth rates and the continued usage of our mobile applications, including the impact of seasonality;
•	our ability to increase our revenue and our revenue growth rate, including by differentiating and scaling revenue products and our expectations regarding revenue mix;
•	our expectations regarding revenue growth vis-à-vis audience growth, competition and the effects of advertiser sales cycle and product deprecation;
•	our ability to improve user monetization;
•

our future financial performance, including trends in cost per ad engagement, revenue (including data licensing revenue), cost of revenue, operating expenses, including stock-based compensation and income taxes;

•	our expectations regarding our tax expense and cash taxes;
•	the impact of the 2017 Tax Cuts and Jobs Act on our results of operations;
•	our expectations regarding outstanding litigation or the decisions of the courts;
•	the effects of seasonal trends on our results of operations;
•	the impact of our recent financial results on our valuation allowance for federal and state deferred tax assets;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to timely and effectively develop, invest in, scale and adapt our existing technology and network infrastructure;
•	our ability to successfully acquire and integrate companies and assets; and
•	our expectations regarding international operations and foreign exchange gains and losses.

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

The numbers of active users presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. Furthermore, our metrics may be impacted by our health efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that false or spam accounts during the second quarter of 2018 continues to represent less than 5% of our MAUs during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation or fake, we stop counting it in our MAU, DAU or related metrics. Additionally, we rely on third-party SMS aggregators and mobile carriers to deliver SMS messages to certain of our users when we send our SMS messages to such accounts. If, however, we are notified of material deliverability issues because of, for example, infrastructure issues at the service-provider level or governmental restrictions based on content, we do not include the affected users in MAUs. We also treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,544,641	$1,638,413
Short-term investments	3,116,474	2,764,689
Accounts receivable, net of allowance for doubtful accounts of $4,779 and $5,430	614,944	664,268
Prepaid expenses and other current assets	264,445	254,514
Total current assets	6,540,504	5,321,884
Property and equipment, net	914,795	773,715
Intangible assets, net	49,190	49,654
Goodwill	1,228,993	1,188,935
Other assets	127,748	78,289
Total assets	$8,861,230	$7,412,477
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$161,300	$170,969
Accrued and other current liabilities	351,061	327,333
Capital leases, short-term	82,058	84,976
Total current liabilities	594,419	583,278
Convertible notes	2,560,943	1,627,460
Capital leases, long-term	53,184	81,308
Deferred and other long-term tax liabilities, net	17,077	13,240
Other long-term liabilities	64,703	59,973
Total liabilities	3,290,326	2,365,259
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 756,956 and 746,902 shares issued and outstanding	4	4
Additional paid-in capital	8,125,889	7,750,522
Accumulated other comprehensive loss	(56,434)	(31,579)
Accumulated deficit	(2,498,555)	(2,671,729)
Total stockholders' equity	5,570,904	5,047,218
Total liabilities and stockholders' equity	$8,861,230	$7,412,477

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$710,541	$573,855	$1,375,412	$1,122,106
Costs and expenses
Cost of revenue	230,185	212,908	453,008	433,247
Research and development	138,574	143,171	261,920	271,899
Sales and marketing	188,032	185,296	366,091	354,890
General and administrative	74,126	70,839	139,844	140,707
Total costs and expenses	630,917	612,214	1,220,863	1,200,743
Income (loss) from operations	79,624	(38,359)	154,549	(78,637)
Interest expense	(29,982)	(26,396)	(56,997)	(51,805)
Interest income	21,960	10,486	38,141	19,006
Other expense, net	(5,735)	(58,806)	(5,944)	(60,004)
Income (loss) before income taxes	65,867	(113,075)	129,749	(171,440)
Provision (benefit) for income taxes	(34,250)	3,413	(31,365)	6,607
Net income (loss)	$100,117	$(116,488)	$161,114	$(178,047)
Net income (loss) per share attributable to common stockholders:
Basic	$0.13	$(0.16)	$0.21	$(0.25)
Diluted	$0.13	$(0.16)	$0.21	$(0.25)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	752,351	730,069	750,037	726,083
Diluted	772,556	730,069	769,222	726,083

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$100,117	$(116,488)	$161,114	$(178,047)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	1,384	69	(445)	(160)
Change in foreign currency translation adjustment	(35,493)	14,462	(24,410)	22,585
Net change in accumulated other comprehensive loss	(34,109)	14,531	(24,855)	22,425
Comprehensive income (loss)	$66,008	$(101,957)	$136,259	$(155,622)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$161,114	$(178,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	202,828	205,855
Stock-based compensation expense	152,735	230,393
Amortization of discount on convertible notes	44,031	39,289
Changes in bad debt provision	885	1,355
Deferred income taxes	(597)	(768)
Deferred tax asset valuation allowance release	(41,688)	—
Impairment of investments in privately-held companies	3,000	55,000
Other adjustments	(3,944)	(4,854)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	46,968	133,026
Prepaid expenses and other assets	(20,302)	(1,656)
Accounts payable	(16,828)	(13,616)
Accrued and other liabilities	35,611	(72,822)
Net cash provided by operating activities	563,813	393,155
Cash flows from investing activities
Purchases of property and equipment	(289,541)	(84,507)
Proceeds from sales of property and equipment	4,456	1,290
Purchases of marketable securities	(1,990,868)	(1,578,045)
Proceeds from maturities of marketable securities	1,615,737	1,461,687
Proceeds from sales of marketable securities	22,372	108,817
Proceeds from sales of long-lived assets	—	35,000
Business combinations, net of cash acquired	(32,504)	—
Other investing activities	(2,175)	(10,531)
Net cash used in investing activities	(672,523)	(66,289)
Cash flows from financing activities
Proceeds from issuance of convertible notes	1,150,000	—
Convertible notes issuance costs	(11,730)	—
Purchases of convertible note hedges	(267,950)	—
Proceeds from issuance of warrants concurrent with note hedges	186,760	—
Taxes paid related to net share settlement of equity awards	(9,360)	(5,023)
Payments of capital lease obligations	(47,282)	(55,150)
Proceeds from exercise of stock options	3,097	7,331
Proceeds from issuances of common stock under employee stock purchase plan	16,337	14,019
Net cash provided by (used in) financing activities	1,019,872	(38,823)
Net increase in cash, cash equivalents and restricted cash	911,162	288,043
Foreign exchange effect on cash, cash equivalents and restricted cash	(12,514)	8,440
Cash, cash equivalents and restricted cash at beginning of period	1,673,857	1,027,633
Cash, cash equivalents and restricted cash at end of period	$2,572,505	$1,324,116
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$19,165	$—
Equipment purchases under capital leases	$16,086	$70,926
Changes in accrued property and equipment purchases	$7,554	$(1,847)
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$2,544,641	$1,288,323
Restricted cash included in prepaid expenses and other current assets	2,261	7,894
Restricted cash included in other assets	25,603	27,899
Total cash, cash equivalents and restricted cash	$2,572,505	$1,324,116

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

Convertible Notes Offering

In June 2018, the Company issued $1.00 billion principal amount of 0.25% convertible senior notes due 2024 (the “2024 Notes”) in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. Pursuant to the exercise of the overallotment option by the initial purchasers, the Company then issued an additional $150.0 million principal amount of the 2024 Notes. The total net proceeds from this offering, after deducting debt issuance costs, were approximately $1.14 billion.

Concurrently with the issuance of the 2024 Notes, the Company entered into convertible note hedge transactions for which it paid $268.0 million. In addition, the Company sold warrants for which it received $186.8 million.

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

In January 2016, the FASB issued a new accounting standard update on the classification and measurement of financial instruments. The new guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. The Company adopted this new accounting standard prospectively for its non-marketable equity securities during the three months ended March 31, 2018. The Company has elected to use the measurement alternative for its non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The Company’s investments in privately-held companies are non-marketable equity securities without readily determinable fair values and there was no upward adjustment during the three and six months ended June 30, 2018. See Note 8 – Acquisitions and Other Investments for further details.

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

In October 2016, the FASB issued a new accounting standard update on simplifying the accounting for income taxes related to intra-entity asset transfers. The new guidance requires an entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfers occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The Company adopted this new accounting standard on January 1, 2018 using the modified retrospective method. Upon adoption, the Company recognized an additional deferred tax asset of $29.5 million related to a prior period intra-entity transfer, which was offset by a full valuation allowance. Therefore, the recognition of the deferred tax asset upon adoption did not have an impact on the Company’s accumulated deficit. See Note 12 – Income Taxes for further details.

In November 2016, the FASB issued a new accounting standard update on the presentation of restricted cash in the statement of cash flows. The new guidance requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this new accounting standard retrospectively during the three months ended March 31, 2018. As a result of the adoption, net cash used by investing activities was adjusted to exclude the changes in restricted cash, resulting in an increase of $3.2 million in the previously-reported amount for the six months ended June 30, 2017. Restricted cash balances are primarily cash deposits secured against letters of credit related to certain property leases.

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

With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2018, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance or potential significance to the Company.

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

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Revenue by services:
Advertising services	$601,060	$489,148	$1,176,216	$962,928
Data licensing and other	109,481	84,707	199,196	159,178
Total revenue	$710,541	$573,855	$1,375,412	$1,122,106

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Revenue by geographic area:
United States	$366,657	$334,675	$713,227	$675,259
Japan	122,219	74,254	239,045	146,847
Rest of World	221,665	164,926	423,140	300,000
Total revenue	$710,541	$573,855	$1,375,412	$1,122,106

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

Other revenue is primarily generated from service fees from transactions completed on the Company's mobile ad exchange. The Company's mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory by matching them in the exchange. The Company has determined it is not the principal in the purchase and sale of advertising inventory in transactions between third-party buyers and sellers on the exchange because the Company does not obtain control of the advertising inventory. The Company reports revenue related to its ad exchange services on a net basis for the fees paid by buyers, net of costs related to acquiring the advertising inventory paid to sellers.

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

As a result of applying the new standard, the impact for the three months ended June 30, 2018 was an increase to revenue of $3.7 million, an increase to unbilled revenue of $3.5 million, and a reduction to deferred revenue of $0.2 million. The impact for the six months ended June 30, 2018 was an increase to revenue of $9.6 million, an increase to unbilled revenue of $7.5 million, and a reduction to deferred revenue of $2.1 million, with the impact primarily related to the Company’s data licensing arrangements.

Practical Expedients and Exemptions

The Company expenses sales commissions as incurred when the amortization period is one year or less. Sales commission expenses are recorded within sales and marketing in the consolidated statements of operations.

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

Deferred Revenue (Contract Liabilities)

The Company records deferred revenue within accrued and other current liabilities in the consolidated balance sheets. The Company's deferred revenue balance primarily consists of cash payments due in advance of satisfying its performance obligations relating to data licensing contracts and performance obligations given to customers based on their spend relating to advertising contracts, for which the Company defers, as they represent material rights. The Company recognizes deferred revenue relating to its data licensing contracts on a straight-line basis over the period in which the Company provides data access. The Company recognizes deferred revenue relating to its advertising contracts based on the amount of customer spend and the relative standalone selling price of the material rights.

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

The following table presents contract balances (in thousands):

	January 1,	March 31,	June 30,
	2018	2018	2018
Unbilled Revenue	$7,980	$12,117	$15,610
Deferred Revenue	$25,869	$29,073	$67,463

The amount of revenue recognized in the three and six months ended June 30, 2018 that was included in the opening deferred revenue balance was $15.4 million and $25.7 million, respectively. This revenue consists primarily of revenue recognized as a result of the utilization of bonus media inventory earned by customers in prior periods.

The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.

The increase in unbilled revenue balance from January 1, 2018 to June 30, 2018 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.

The increase in deferred revenue balance from January 1, 2018 to June 30, 2018 was primarily due to cash payments due in advance of satisfying our performance obligations relating to data licensing contracts and bonus and make good media inventory offered to customers during the period, offset by the utilization of such media inventory issued in prior periods.

Remaining Performance Obligations

As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $480.9 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term Promoted Products arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
		Remainder of		2020 and
	Total	2018	2019	Thereafter
Revenue expected to be recognized on remaining performance obligations	$480,912	$104,831	$174,560	$201,521

Note 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents:
Cash	$345,038	$301,684
Money market funds	1,794,795	981,681
U.S. government and agency securities including treasury bills	24,988	—
Corporate notes, commercial paper and certificates of deposit	379,820	355,048
Total cash and cash equivalents	$2,544,641	$1,638,413
Short-term investments:
U.S. government and agency securities including treasury bills	$1,122,105	$1,064,957
Corporate notes, commercial paper and certificates of deposit	1,994,369	1,699,732
Total short-term investments	$3,116,474	$2,764,689

The contractual maturities of securities classified as available-for-sale as of June 30, 2018 were as follows (in thousands):

June 30,
2018
Due within one year	$2,457,729
Due after one year through five years	658,745
Total	$3,116,474

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	June 30, 2018
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,123,264	$117	$(1,276)	$1,122,105
Corporate notes, commercial paper and certificates of deposit	1,997,184	195	(3,010)	1,994,369
Total available-for-sale securities classified as short-term investments	$3,120,448	$312	$(4,286)	$3,116,474

	December 31, 2017
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,067,047	$133	$(2,223)	$1,064,957
Corporate notes, commercial paper and certificates of deposit	1,701,168	72	(1,508)	1,699,732
Total available-for-sale securities classified as short-term investments	$2,768,215	$205	$(3,731)	$2,764,689

The gross unrealized loss on securities in a continuous loss position for 12 months or longer was not material as of June 30, 2018 and December 31, 2017.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 based on the three-tier fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,794,795	$—	$—	$1,794,795
Treasury bills	24,988	—	—	24,988
Commercial paper	—	379,820	—	379,820
Short-term investments:
Treasury bills	—	164,096		164,096
U.S. government securities	—	643,317	—	643,317
Agency securities	—	314,692	—	314,692
Corporate notes	—	945,563	—	945,563
Commercial paper	—	356,435	—	356,435
Certificates of deposit	—	692,371	—	692,371
Other current assets:
Foreign currency contracts	—	1,419	—	1,419
Total	$1,819,783	$3,497,713	$—	$5,317,496
Liabilities
Other current liabilities:
Foreign currency contracts	—	915	—	915
Total	$—	$915	$—	$915

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$981,681	$—	$—	$981,681
Commercial paper	—	346,968	—	346,968
Certificates of deposit	—	8,080	—	8,080
Short-term investments:
U.S. government securities	—	669,552	—	669,552
Agency securities	—	395,405	—	395,405
Corporate notes	—	745,915	—	745,915
Commercial paper	—	299,675	—	299,675
Certificates of deposit	—	654,142	—	654,142
Other current assets:
Foreign currency contracts	—	2,237	—	2,237
Total	$981,681	$3,121,974	$—	$4,103,655
Liabilities
Other current liabilities:
Foreign currency contracts	—	601	—	601
Total	$—	$601	$—	$601

In June 2018, the Company issued $1.15 billion principal amount of 0.25% convertible senior notes due in 2024 in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. In 2014, the Company issued $935.0 million principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes and the 2024 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Refer to Note 9 – Convertible Notes for further details on the Notes.

The estimated fair value of the 2019 Notes, 2021 Notes, and 2024 Notes, based on a market approach as of June 30, 2018 was approximately $906.2 million, $923.7 million, and $1.19 billion, respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other expense, net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $456.9 million and $326.1 million at June 30, 2018 and December 31, 2017, respectively.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		June 30,	December 31,
	Balance Sheet Location	2018	2017
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$1,419	$2,237
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$915	$601

The Company recognized $3.8 million and $6.6 million of net losses on its foreign currency contracts in the three and six months ended June 30, 2018, respectively. The Company recognized $5.6 million and $2.4 million of net gains on its foreign currency contracts in the three and six months ended June 30, 2017, respectively.

Note 5. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	June 30,	December 31,
	2018	2017
Property and equipment, net
Equipment	$1,280,513	$1,091,672
Furniture and leasehold improvements	316,760	314,852
Capitalized software	513,105	472,147
Construction in progress	77,043	49,417
Total	2,187,421	1,928,088
Less: Accumulated depreciation and amortization	(1,272,626)	(1,154,373)
Property and equipment, net	$914,795	$773,715

 Note 6. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2017	$1,188,935
Acquisition	43,163
Foreign currency translation adjustment and other	(3,105)
Balance as of June 30, 2018	$1,228,993

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
June 30, 2018:
Patents and developed technologies	$102,523	$(54,883)	$47,640
Publisher and advertiser relationships	9,300	(7,750)	1,550
Total	$111,823	$(62,633)	$49,190
December 31, 2017:
Patents and developed technologies	$93,511	$(46,337)	$47,174
Publisher and advertiser relationships	9,300	(6,820)	2,480
Total	$102,811	$(53,157)	$49,654

Amortization expense associated with intangible assets for the three months ended June 30, 2018 and 2017 was $4.9 million and $14.3 million, respectively, and for the six months ended June 30, 2018 and 2017 was $9.8 million and $30.5 million, respectively.

Estimated future amortization expense as of June 30, 2018 is as follows (in thousands):

Remainder of 2018	$8,760
2019	13,187
2020	8,459
2021	5,867
2022	4,290
Thereafter	8,627
Total	$49,190

Note 7. Accrued and Other Current Liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	June 30,	December 31,
	2018	2017
Accrued compensation	$92,730	$98,553
Accrued tax liabilities	33,000	36,097
Accrued publisher, content and ad network costs	34,099	32,462
Deferred revenue	67,463	27,824
Accrued other	123,769	132,397
Total	$351,061	$327,333

Note 8. Acquisitions and Other Investments

2018 Acquisition

During the three months ended June 30, 2018, the Company acquired a company, which was accounted for as a business combination. The purchase price of $52.9 million (paid in shares of the Company’s common stock having a total fair value of $19.1 million and cash of $33.8 million) for this acquisition was allocated as follows: $9.3 million to developed technology, $0.4 million to net tangible assets acquired based on their estimated fair value on the acquisition date, and the excess $43.2 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisition is mainly attributable to assembled workforce, expected synergies and other benefits. The goodwill is not tax deductible for U.S. income tax purposes. The developed technology will be amortized on a straight-line basis over its estimated useful life of 24 months.

The results of operations for this acquisition have been included in the Company’s consolidated statements of operations since the date of acquisition. Actual and pro forma revenue and results of operations for this acquisition have not been presented because they do not have a material impact on the consolidated revenue and results of operations.

Investments in Privately-Held Companies

The Company makes strategic investments in privately-held companies. The Company also evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of June 30, 2018, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. Prior to January 1, 2018, the Company accounted for its non-marketable equity securities at cost less impairment. Realized gains and losses on non-marketable securities sold or impaired were recognized in other income (expense), net. On January 1, 2018, the Company adopted the new standard which changed the way it accounts for non-marketable securities. The Company now adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. The Company’s non-marketable equity securities had a carrying value of $24.6 million as of June 30, 2018 and $27.6 million as of December 31, 2017. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within Other Assets on the consolidated balance sheets.

The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing. In the three and six months ended June 30, 2018, the Company recorded a $3.0 million other-than-temporary impairment charge within other expense, net in the consolidated statements of operations. In the three and six months ended June 30, 2017, the Company recorded a $55.0 million other-than-temporary impairment charge within other expense, net in the consolidated statements of operations.

Note 9. Convertible Notes

2024 Notes

In June 2018, the Company issued $1.15 billion in principal amount of the 2024 Notes in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. The total net proceeds from this offering were approximately $1.14 billion, after deducting $12.3 million of debt issuance costs in connection with the 2024 Notes.

The 2024 Notes represent senior unsecured obligations of the Company. The interest rate is fixed at 0.25% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2018.

Each $1,000 of principal of these notes will initially be convertible into 17.5001 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $57.14 per share, subject to adjustment upon the occurrence of specified events. Holders of these notes may convert their notes at their option at any time on or after March 15, 2024 until close of business on the second scheduled trading day immediately preceding the maturity date of June 15, 2024. Further, holders of these notes may convert all or any portion of their notes at their option prior to the close of business on the business day immediately preceding March 15, 2024, only under the following circumstances:

1)

during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the notes on each applicable trading day;

2)

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture governing the 2024 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Twitter’s common stock and the conversion rate for the notes on each such trading day; or

3)	upon the occurrence of certain specified corporate events.

Upon conversion of the 2024 Notes, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as set forth in the indenture governing the 2024 Notes) calculated on a proportionate basis for each trading day in a 30 trading day observation period.

If a fundamental change (as defined in the indenture governing the 2024 Notes) occurs prior to the maturity date, holders of the 2024 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. In addition, if specific corporate events occur prior to the maturity date of the 2024 Notes, the Company will be required to increase the conversion rate for holders who elect to convert their notes in certain circumstances.

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option associated with the 2024 Notes from the respective host debt instrument, which is referred to as debt discount, and initially recorded the conversion option of $255.0 million for the 2024 Note in stockholders’ equity. The resulting debt discount on the 2024 Notes is amortized to interest expense at an effective interest rate of 4.46% over the contractual terms of the Notes. The Company allocated $2.7 million of debt issuance costs to the equity component and the remaining debt issuance costs of $9.6 million are amortized to interest expense under the effective interest rate method over the contractual terms of the notes.

As of June 30, 2018, the net carrying value, net of debt issuance costs, of the 2024 Notes was $887.5 million.

Concurrently with the offering of the 2024 Notes in June 2018, the Company entered into convertible note hedge transactions with certain bank counterparties whereby the Company has the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 20.1 million shares of its common stock at a price of approximately $57.14 per share. The total cost of the convertible note hedge transactions was $268.0 million. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 20.1 million shares of the Company’s common stock at a price of $80.20. The Company received $186.8 million in cash proceeds from the sale of these warrants.

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from approximately $57.14 to $80.20 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of June 30, 2018.

2019 Notes and 2021 Notes

In 2014, the Company issued $935.0 million principal amount of 2019 Notes and $954.0 million principal amount of 2021 Notes. The total net proceeds from this offering were approximately $1.86 billion, after deducting $28.3 million of debt discount and $0.5 million debt issuance costs in connection with the 2019 Notes and the 2021 Notes.

The interest rates are fixed at 0.25% and 1.00% per annum for the 2019 Notes and the 2021 Notes, respectively, and are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015.

The Notes consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	2019 Notes	2021 Notes	2024 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$1,150,000	$935,000	$954,000
Unamortized debt discount and issuance costs (1)	(63,429)	(152,084)	(262,544)	(88,359)	(173,181)
Net carrying amount	$871,571	$801,916	$887,456	$846,641	$780,819
Carrying amount of the equity component (2)	$222,826	$283,283	$254,981	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

During the three months ended June 30, 2018 and 2017, the Company recognized $25.4 million and $22.1 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $3.1 million and $3.0 million, respectively, of coupon interest expense. During the six months ended June 30, 2018 and 2017, the Company recognized $48.0 million and $43.5 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $6.0 million and $5.9 million, respectively, of accrued coupon interest expense.

As of June 30, 2018, the remaining life of the 2019 Notes, 2021 Notes, and 2024 Notes is approximately 14 months, 38 months, and 71 months, respectively.

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

Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, during the period, including potential dilutive common stock instruments. In the three and six months ended June 30, 2017, the Company’s potential common stock instruments such as stock options, restricted stock units (“RSUs”), shares to be purchased under the 2013 Employee Stock Purchase Plan (“ESPP”), shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted net income (loss) per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic net income (loss) per share:
Numerator
Net income (loss)	$100,117	$(116,488)	$161,114	$(178,047)
Denominator
Weighted-average common shares outstanding	754,811	734,178	752,601	730,348
Weighted-average restricted stock subject to repurchase	(2,460)	(4,109)	(2,564)	(4,265)
Weighted-average shares used to compute basic net income (loss) per share	752,351	730,069	750,037	726,083
Basic net income (loss) per share attributable to common stockholders	$0.13	$(0.16)	$0.21	$(0.25)
Dilutive net income (loss) per share:
Numerator
Net income (loss)	$100,117	$(116,488)	$161,114	$(178,047)
Denominator
Number of shares used in basic computation	752,351	730,069	750,037	726,083
Weighted-average effect of dilutive securities:
RSUs	15,178	—	14,283	—
Stock options	2,717	—	2,736	—
Other	2,310	—	2,166	—
Weighted-average shares used to compute diluted net income (loss) per share	772,556	730,069	769,222	726,083
Dilutive net income (loss) per share attributable to common stockholders	$0.13	$(0.16)	$0.21	$(0.25)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
RSUs	3,304	37,979	12,389	37,979
Warrants	44,454	24,329	44,454	24,329
Stock options	—	5,301	800	5,301
Shares subject to repurchase and others	844	6,410	907	6,410

Since the Company expects to settle the principal amount of the outstanding Notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. For the 2019 Notes and 2021 Notes, the conversion spread of 24.3 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $77.64 per share. For the 2024 Notes, the conversion spread of 20.1 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $57.14 per share.

If the average market price of the common stock exceeds the exercise price of the warrants, $105.28 for the 2019 Notes and 2021 Notes, and $80.20 for the 2024 Notes, the warrants will have a dilutive effect on the earnings per share assuming that the Company is profitable. Since the average market price of the common stock is below $80.20 for all periods presented, all of the warrants are anti-dilutive.

Note 11. Stockholders’ Equity

Equity Incentive Plans

The Company’s 2013 Equity Incentive Plan became effective upon the completion of the Company’s initial public offering and serves as the successor to the 2007 Equity Incentive Plan. Initially, 68.3 million shares were reserved under the 2013 Equity Incentive Plan and any shares subject to options or other similar awards granted under the 2007 Equity Incentive Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2013 Equity Incentive Plan. The number of shares of the Company’s common stock available for issuance under the 2013 Equity Incentive Plan were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 60,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Company’s Board of Directors. No additional awards were issued under the 2007 Equity Incentive Plan or the 2016 Equity Incentive Plan during the three and six months ended June 30, 2018.

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

During the six months ended June 30, 2018, employees purchased an aggregate of 1.0 million shares under the ESPP at a weighted-average price of $16.51 per share. During the six months ended June 30, 2017, employees purchased an aggregate of 1.1 million shares under the ESPP at a weighted-average price of $12.43 per share.

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

During the six months ended June 30, 2018, the Company granted 0.7 million shares of restricted common stock with a weighted-average grant date fair value of $25.62 per share in connection with an acquisition. The Company had 2.9 million and 2.8 million shares of unvested restricted common stock as of June 30, 2018 and December 31, 2017, respectively. The Company’s restricted common stock activity was not material during the six months ended June 30, 2018.

Stock Option Activity

The Company had 3.9 million and 4.8 million shares of stock options outstanding as of June 30, 2018 and December 31, 2017, respectively. The Company’s stock option activity was not material during the six months ended June 30, 2018.

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

The following table summarizes the activity related to the Company’s PRSUs for the six months ended June 30, 2018 (in thousands, except per share data):

	PRSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2017	346	$15.39
Granted (100% target level)	465	$34.36
Additional earned performance shares related to 2017 grants	300	$15.39
Vested (187% target level)	(646)	$15.39
Unvested and outstanding at June 30, 2018	465	$34.36

The total fair value of PRSUs vested during the three and six months ended June 30, 2018 was $20.4 million.

The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a performance period of two calendar years and the executives’ continued employment through the vesting date (“TSR RSUs”).

The following table summarizes the activity related to the Company’s TSR RSUs for the six months ended June 30, 2018 (in thousands, except per share data):

	TSR RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2017	146	$13.02
Granted (100% target level)	310	$48.88
Canceled	(14)	$13.02
Unvested and outstanding at June 30, 2018	442	$38.16

In addition, there are 1,608,311 additional PRSUs and TSR RSUs at the 100% target level that will vest based on performance goals and Total Shareholder Return (“TSR”) targets to be granted in 2019 and 2020, if achieved, at target levels up to 200%.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs and TSR RSUs, for the six months ended June 30, 2018. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2017	33,123	$19.80
Granted	14,127	$29.57
Vested	(7,537)	$21.81
Canceled	(4,257)	$22.68
Unvested and outstanding at June 30, 2018	35,456	$22.92

The total fair value of RSUs vested during the three months ended June 30, 2018 and 2017 was $95.2 million and $86.1 million, respectively, and $212.1 million and $187.0 million during the six months ended June 30, 2018 and 2017, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$3,338	$6,253	$8,137	$12,205
Research and development	45,069	63,625	87,015	128,011
Sales and marketing	18,225	20,694	33,047	45,783
General and administrative	12,837	22,824	24,536	44,394
Total stock-based compensation expense	$79,469	$113,396	$152,735	$230,393

The Company capitalized $10.4 million and $14.2 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended June 30, 2018 and 2017, respectively, and $22.8 million and $30.3 million in the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, there was $798.6 million of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 3.0 years. The Company accounts for forfeitures as they occur.

Note 12. Income Taxes

The Company recorded an income tax benefit of $34.3 million and $31.4 million for the three and six months ended June 30, 2018, respectively, and an income tax provision of $3.4 million and $6.6 million for the three and six months ended June 30, 2017, respectively. The primary difference between the effective tax rate and the federal statutory tax rate relates to the Brazil valuation allowance release and foreign tax rate differences.

During the three months ended June 30, 2018, the Company released the valuation allowance in Brazil, based upon the preponderance of positive evidence over negative evidence that it was more likely than not that the deferred tax assets in Brazil would be realizable. During the three and six months ended June 30, 2018, the Company recorded a net tax benefit of $41.7 million. As of June 30, 2018, the Company had $47.2 million of worldwide net deferred tax assets.

During the three and six months ended June 30, 2018, the amount of gross unrecognized tax benefits increased by $13.7 million and $27.3 million, respectively. As of June 30, 2018, the Company has $287.1 million of unrecognized tax benefits, including $270.1 million of unrecognized tax benefits which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which are currently subject to a full valuation allowance, while the remaining $17.0 million of unrecognized tax benefits, if recognized, would affect the annual effective tax rate. On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. The Company is evaluating the opinion as it applies to the Company’s facts and circumstances but does not anticipate it will have a material impact to the financial statements.

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

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that impact the Company, including a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring its U.S. deferred tax assets and liabilities that currently has a full valuation allowance. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.

The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the three and six months ended June 30, 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended December 31, 2017.

As of June 30, 2018, the Company’s policy election with respect to whether to record deferred taxes for Global Intangible Low-taxed Income, or GILTI, is provisional. The Company is still determining whether to record deferred taxes related to GILTI and will make a determination within the measurement period under SAB 118. The Company has, however, included an estimate of the current GILTI impact in its tax provision for 2018.

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

The revolving credit agreement was amended in June 2018 to increase the amount of indebtedness that the Company may incur from $3.0 billion to $4.5 billion, and to increase the amount of restricted payments that the Company may make from $500.0 million to $1.0 billion as long as the Company’s total leverage ratio is less than 2.0. As of June 30, 2018, no amounts had been drawn under the credit facility.

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

A summary of gross lease commitments and sublease income as of June 30, 2018 is as follows (in thousands):

	Operating	Sublease	Capital
	Leases	Income	Leases
Years Ending December 31,
Remainder of 2018	$76,363	$(13,535)	$45,241
2019	159,857	(21,551)	70,133
2020	146,191	(12,553)	23,845
2021	104,551	(11,797)	569
2022	80,709	(1,336)	—
Thereafter	212,574	—	—
	$780,245	$(60,772)	139,788
Less: Amounts representing interest			4,546
Total capital lease obligation			135,242
Less: Short-term portion			82,058
Long-term portion			$53,184

Rent expense, net of sublease income, under the Company’s operating leases, including co-location arrangements for the Company’s data centers, was $34.1 million and $30.1 million for the three months ended June 30, 2018 and 2017, respectively, and $67.4 million and $59.3 million for the six months ended June 30, 2018 and 2017, respectively.

Contractual Obligations

Our principal commitments consist of obligations under the Notes (including principal and coupon interest), capital and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. The following table summarizes our commitments to settle contractual obligations in cash as of June 30, 2018:

	Payments Due by Fiscal Year
		Remainder of
	Total	2018	2019-2020	2021-2022	Thereafter
	(In thousands)
2019 Notes	$938,516	$1,178	$937,338	$—	$—
2021 Notes	987,455	4,809	19,106	963,540	—
2024 Notes	1,167,250	1,469	5,742	5,734	1,154,305
Operating lease obligations (1)	780,245	76,363	306,048	185,260	212,574
Capital lease obligations	139,788	45,241	93,978	569	—
Other contractual commitments (2)	346,546	51,573	81,681	134,504	78,788
Total contractual obligations	$4,359,800	$180,633	$1,443,893	$1,289,607	$1,445,667

(1)

The Company entered into several sublease agreements for office space that it is not fully utilizing. Under the sublease agreements, the Company will receive approximately $60.8 million in sublease income over the next five years.

(2)	Other contractual commitments are non-cancelable contractual commitments primarily related to the Company’s infrastructure services, bandwidth and other services arrangements.

Legal Proceedings

Beginning in September 2016, multiple putative class actions and derivative actions were filed in state and federal courts in the United States against Twitter, Twitter’s directors, and/or certain officers alleging false and misleading statements in violation of securities laws and breach of fiduciary duty. The Company disputes the claims and intends to continue to defend the lawsuits vigorously. The putative class actions were consolidated in the U.S. District Court for the Northern District of California. On October 16, 2017, the court granted in part and denied in part the Company’s motion to dismiss. On July 17, 2018, the court granted plaintiffs' motion for class certification in the consolidated securities action.

The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of June 30, 2018 and December 31, 2017, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three and six months ended June 30, 2018 and 2017 with respect to litigation or loss contingencies.

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

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of June 30, 2018 and December 31, 2017.

Note 14. Geographical Information

Revenue

See Note 2 – Revenue for further details.

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	June 30,	December 31,
	2018	2017
Property and equipment, net:
United States	$879,113	$730,262
International	35,682	43,453
Total property and equipment, net	$914,795	$773,715

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

Certain of the Company’s directors have affiliations with customers of the Company. The Company recognized revenue under contractual obligations from such customers of $6.8 million and $5.0 million for the three months ended June 30, 2018 and 2017, respectively, and $13.7 million and $10.0 million for the six months ended June 30, 2018 and 2017, respectively. The Company had outstanding receivable balances of $4.2 million from such customers as of June 30, 2018 and December 31, 2017.

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

The following table summarizes the activities related to the 2016 Lease Plan restructuring charges, as discussed above (in thousands):

2016
Lease Plan
Accrued as of December 31, 2017	$31,929
Charges (1)	(1,248)
Cash payment	(9,390)
Non-cash and other adjustments	(24)
Accrued as of June 30, 2018	$21,267

Reflected in consolidated balance sheets as of June 30, 2018:
Accrued and other current liabilities	$18,344
Other long-term liabilities	$2,923

(1)

For the three and six months ended June 30, 2018, the Company recorded a reduction to restructuring charges related to its 2016 Lease Plan of $0.2 million and $1.2 million in the consolidated statements of operations, respectively.

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

Overview and Highlights of Quarterly Results

Revenue in the second quarter of 2018 totaled $710.5 million, an increase of 24% compared to $573.9 million in the second quarter of 2017.

•Advertising revenue totaled $601.1 million, an increase of 23% year-over-year.

•Data licensing and other revenue totaled $109.5 million, an increase of 29% year-over-year.

•U.S. revenue totaled $366.7 million, an increase of 10% year-over-year.

•International revenue totaled $343.9 million, an increase of 44% year-over-year.

•Total ad engagements increased 81% year-over-year.

•Cost per ad engagement decreased 32% year-over-year.

Net income was $100.1 million, compared to net loss of $116.5 million for the three months ended June 30, 2017.

Non-GAAP net income was $134.0 million, an increase of 138% year-over-year.

Adjusted EBITDA was $264.8 million, an increase of 49% year-over-year.

Cash, cash equivalents and short-term investments in marketable securities totaled $5.66 billion as of June 30, 2018.

Average monthly active users were 335 million for the three months ended June 30, 2018, an increase of 3% year-over-year and compared to 336 million for the three months ended March 31, 2018.

Average daily active usage for the three months ended June 30, 2018 grew 11% year-over-year.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended June 30, 2018, we had 335 million average MAUs, which represents a 9 million increase from the three months ended June 30, 2017 and 1 million decrease from the three months ended March 31, 2018. The year-over-year increase in average MAUs was driven by a combination of organic growth, marketing, and product improvements. The quarter-over-quarter decrease in average MAUs reflected the impact from decisions we have made to prioritize the health of the platform, to not move to paid SMS carrier relationships in certain markets and, to a lesser extent, GDPR. In the three months ended June 30, 2018, we had 68 million average MAUs in the United States and 267 million average MAUs in the rest of the world, which represent an increase of 1% and 3%, respectively, from the three months ended June 30, 2017. For additional information on how we calculate MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

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

DAU grew faster than MAU in the second quarter of 2018 as we continued to benefit from organic growth, product and marketing investments made in this quarter and in prior periods. Our DAU to MAU ratio remains well below 50%. We have a significant opportunity to grow DAU, not just from our existing MAU base, but also from new users who come to Twitter every day.

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

In the three months ended June 30, 2018, ad engagements increased 81% from the three months ended June 30, 2017. The increase was driven by increased demand (including broad-based advertiser demand around the World Cup), a continuing mix shift toward video ad impressions and improved click-through rates. In the three months ended June 30, 2018, average cost per ad engagement decreased 32% from the three months ended June 30, 2017. The decrease in cost per ad engagement was driven by the ongoing mix shift to video ad engagements (which have overall lower cost per ad engagement compared to other ad formats) and lower cost per ad engagement across the majority of ad formats compared to the second quarter of 2017.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA, non-GAAP income before income taxes, non-GAAP provision for income taxes as it relates to the calculation of non-GAAP net income, non-GAAP net income, revenue excluding foreign exchange effect and advertising revenue excluding foreign exchange effect. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Revenue Measures Excluding the Impact of Changes in Foreign Exchange Rates (Constant Currency)

In order to present revenue and advertising revenue excluding the impact of changes in foreign exchange rates for the quarter ended June 30, 2018, we translated the applicable measure using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, which is also referred to as constant currency.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses, net, provision (benefit) for income taxes, restructuring charges and one-time nonrecurring gain, if any.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$100,117	$(116,488)	$161,114	$(178,047)
Stock-based compensation expense	79,469	113,396	152,735	230,393
Depreciation and amortization expense	105,982	103,063	202,828	205,855
Interest and other expense, net	13,757	74,716	24,800	92,803
Provision (benefit) for income taxes	(34,250)	3,413	(31,365)	6,607
Restructuring charges and one-time nonrecurring gain	(265)	(226)	(1,248)	(9,798)
Adjusted EBITDA	$264,810	$177,874	$508,864	$347,813

Non-GAAP Net Income

We define non-GAAP net income as net income (loss) adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to convertible notes, non-cash expense related to acquisitions, impairment of investments in privately-held companies, restructuring charges and one-time nonrecurring gain, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. federal and state statutory tax rate, which was 24% for the current periods presented and 37% for the historical periods presented as a result of the 2017 Tax Cuts and Jobs Act.

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

The following table presents a reconciliation of net income (loss) to non-GAAP net income for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of Net Income (Loss) to Non-GAAP Net Income
Net income (loss)	$100,117	$(116,488)	$161,114	$(178,047)
Exclude: Provision (benefit) for income taxes	(34,250)	3,413	(31,365)	6,607
Income (loss) before income taxes	65,867	(113,075)	129,749	(171,440)
Stock-based compensation expense	79,469	113,396	152,735	230,393
Amortization of acquired intangible assets	4,876	14,340	9,818	30,531
Non-cash interest expense related to convertible notes	23,309	20,041	44,031	39,289
Impairment of investments in privately-held companies	3,000	55,000	3,000	55,000
Restructuring charges and one-time nonrecurring gain	(265)	(226)	(1,248)	(9,798)
Non-GAAP income before income taxes	176,256	89,476	338,085	173,975
Non-GAAP provision for income taxes	42,301	33,106	81,140	64,371
Non-GAAP net income	$133,955	$56,370	$256,945	$109,604

We use non-GAAP financial measures of revenue excluding foreign exchange effect, advertising revenue excluding foreign exchange effect, Adjusted EBITDA, non-GAAP income before income taxes, non-GAAP provision for income taxes, and non-GAAP net income in evaluating our operating results and for financial and operational decision-making purposes. We believe that Adjusted EBITDA, non-GAAP income before income taxes and non-GAAP net income help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA, non-GAAP income before income taxes and non-GAAP net income. We believe that revenue excluding foreign exchange effect, advertising revenue excluding foreign exchange effect, Adjusted EBITDA, non-GAAP income before income taxes and non-GAAP net income provide useful information about our operating results, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision-making. We also use these measures to establish budgets and operational goals for managing our business and evaluating our performance.

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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Advertising services	$601,060	$489,148	$1,176,216	$962,928
Data licensing and other	109,481	84,707	199,196	159,178
Total revenue	710,541	573,855	1,375,412	1,122,106
Costs and expenses (1)
Cost of revenue	230,185	212,908	453,008	433,247
Research and development	138,574	143,171	261,920	271,899
Sales and marketing	188,032	185,296	366,091	354,890
General and administrative	74,126	70,839	139,844	140,707
Total costs and expenses	630,917	612,214	1,220,863	1,200,743
Income (loss) from operations	79,624	(38,359)	154,549	(78,637)
Interest expense	(29,982)	(26,396)	(56,997)	(51,805)
Interest income	21,960	10,486	38,141	19,006
Other expense, net	(5,735)	(58,806)	(5,944)	(60,004)
Income (loss) before income taxes	65,867	(113,075)	129,749	(171,440)
Provision (benefit) for income taxes	(34,250)	3,413	(31,365)	6,607
Net income (loss)	$100,117	$(116,488)	$161,114	$(178,047)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$3,338	$6,253	$8,137	$12,205
Research and development	45,069	63,625	87,015	128,011
Sales and marketing	18,225	20,694	33,047	45,783
General and administrative	12,837	22,824	24,536	44,394
Total stock-based compensation expense	$79,469	$113,396	$152,735	$230,393

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Advertising services	85%	85%	86%	86%
Data licensing and other	15	15	14	14
Total revenue	100	100	100	100
Costs and expenses
Cost of revenue	32	37	33	39
Research and development	20	25	19	24
Sales and marketing	26	32	27	32
General and administrative	10	12	10	13
Total costs and expenses	89	107	89	107
Income (loss) from operations	11	(7)	11	(7)
Interest expense	(4)	(5)	(4)	(5)
Interest income	3	2	3	2
Other expense, net	(1)	(10)	(0)	(5)
Income (loss) before income taxes	9	(20)	9	(15)
Provision (benefit) for income taxes	(5)	1	(2)	1
Net income (loss)	14%	(20)%	12%	(16)%

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

Data Licensing and Other

We generate data licensing and other revenue by (i) offering data products and data licenses that allow our data partners to access, search and analyze historical and real-time data on our platform (which consists of public Tweets and their content), and (ii) providing mobile advertising exchange services through our MoPub exchange. Our data partners generally purchase licenses to access all or a portion of our data for a fixed period. We recognize data licensing revenue over time as we grant customers a right to access our data for a defined period. In addition, we operate a mobile ad exchange and receive service fees from transactions completed on the exchange. Our mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory and matches buyers and sellers. We have determined we are not the principal in the purchase and sale of advertising inventory in transactions between third-party buyers and sellers on the exchange. Therefore we report revenue related to our ad exchange services on a net basis.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Advertising services	$601,060	$489,148	23%	$1,176,216	$962,928	22%
Data licensing and other	109,481	84,707	29%	199,196	159,178	25%
Total revenue	$710,541	$573,855	24%	$1,375,412	$1,122,106	23%

Revenue in the three and six months ended June 30, 2018 increased by $136.7 million and $253.3 million, respectively, compared to the three and six months ended June 30, 2017. On a constant currency basis, revenue in the three and six months ended June 30, 2018 would have increased by $129.3 million or 23% and $232.3 million or 21% compared to the three and six months ended June 30, 2017, respectively.

In the three and six months ended June 30, 2018, advertising revenue increased by 23% and 22%, respectively, compared to the three and six months ended June 30, 2017. On a constant currency basis, advertising revenue in the three and six months ended June 30, 2018 would have increased by $104.5 million or 21% and $192.3 million or 20% compared to the three and six months ended June 30, 2017, respectively. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising products on our owned and operated platform in the three and six months ended June 30, 2018 was $564.0 million and $1.10 billion, respectively, as compared to $435.9 million and $851.2 million in the three and six months ended June 30, 2017, respectively. Advertising revenue generated from the sale of our advertising products placed on third-party publishers’ websites, applications and other offerings in the three and six months ended June 30, 2018 was $37.1 million and $79.1 million, respectively, as compared to $53.2 million and $111.7 million in the three and six months ended June 30, 2017, respectively. The decrease in advertising revenue from the sale of our advertising products placed on third-party publishers’ websites, applications and other offerings in the three and six months ended June 30, 2018 was mainly driven by the lack of contribution from TellApart (which was fully deprecated in 2017). TellApart revenue was $14.1 million and $37.0 million in the three and six months ended June 30, 2017, respectively, and no revenue was generated from TellApart in the three and six months ended June 30, 2018.

The overall increase in advertising revenue was primarily attributable to a 81% and 75% increase in the number of ad engagements in the three and six months ended June 30, 2018, respectively, offset by a 32% and 30% decrease in average cost per ad engagement in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in ad engagements was driven by increased demand (including broad-based advertiser demand around the World Cup), a continuing mix shift toward video ad impressions and improved click-through rates. The decrease in average cost per ad engagement was driven by the ongoing mix shift to video ad engagements (which have overall lower cost per ad engagement compared to other ad formats) and lower cost per ad engagement across the majority of ad formats compared to the second quarter of 2017.

Advertising revenue was driven by broad-based growth across all major products and geographies. As we continue to improve our sales execution, drive ad relevance, and grow our user base and the level of engagement of our users, we believe the potential to increase our revenue grows.

In the three and six months ended June 30, 2018, data licensing and other revenue increased by 29% and 25%, respectively, compared to the three months and six months ended June 30, 2017. The increase was mainly attributable to data licensing fees from the offering of data products, but also reflects the performance of MoPub. We expect to continue to increase revenue in MoPub while also growing our data revenue through our product and channel segmented go-to-market approach.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Cost of revenue	$230,185	$212,908	8%	$453,008	$433,247	5%
Cost of revenue as a percentage of revenue	32%	37%		33%	39%

In the three months ended June 30, 2018, cost of revenue increased by $17.3 million compared to the three months ended June 30, 2017. The increase was attributable to a $19.4 million increase in content costs, an $8.3 million increase in depreciation and amortization expense primarily related to additional internally developed software, server and networking equipment, and a $6.2 million increase in other direct costs. These increases were offset by a $10.3 million decrease in TAC substantially due to the decrease in advertising revenue generated from TellApart, which we fully deprecated in 2017, a $4.7 million decrease in infrastructure costs, and a $1.6 million decrease in personnel-related costs.

In the six months ended June 30, 2018, cost of revenue increased by $19.8 million compared to the six months ended June 30, 2017. The increase was attributable to a $38.0 million increase in content costs, an $11.4 million increase in depreciation and amortization expense primarily related to additional internally developed software, server and networking equipment, and a $6.9 million increase in other direct costs. These increases were offset by a $24.8 million decrease in TAC substantially due to the decrease in advertising revenue generated from TellApart, which we fully deprecated in 2017, a $10.6 million decrease in infrastructure costs, and a $1.1 million decrease in personnel-related costs.

We plan to continue to scale the capacity and enhance the capability and reliability of our infrastructure to support user growth and increased activity on our platform. We expect that cost of revenue in absolute dollars will increase in the near term but will vary from period to period as a percentage of revenue.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Research and development	$138,574	$143,171	(3)%	$261,920	$271,899	(4)%
Research and development as a percentage of revenue	20%	25%		19%	24%

In the three months ended June 30, 2018, research and development expenses decreased by $4.6 million compared to the three months ended June 30, 2017. The decrease was attributable to a $5.7 million decrease in personnel-related costs, mainly driven by a decrease in stock-based compensation expense offset by an increase in average employee headcount, and a $2.2 million increase in the capitalization of costs associated with developing software for internal use. The decrease was offset by a $3.3 million increase in allocated facilities and other supporting overhead expenses.

In the six months ended June 30, 2018, research and development expenses decreased by $10.0 million compared to the six months ended June 30, 2017. The decrease was attributable to a $28.3 million decrease in personnel-related costs, mainly driven by a decrease in stock-based compensation expense offset by an increase in average employee headcount. The decrease was offset by the absence of an $11.1 million one-time nonrecurring gain on sale of assets that occurred in the six months ended June 30, 2017, net of restructuring charges, a $4.4 million increase in allocated facilities and other supporting overhead expenses, and a $2.8 million decrease in the capitalization of costs associated with developing software for internal use.

We plan to continue to invest in key areas of our business to ensure that we have the right level of engineering, product management and design personnel and related resources to support our research and development efforts. We expect that research and development costs will vary in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Sales and marketing	$188,032	$185,296	1%	$366,091	$354,890	3%
Sales and marketing as a percentage of revenue	26%	32%		27%	32%

In the three months ended June 30, 2018, sales and marketing expenses increased by $2.7 million compared to the three months ended June 30, 2017. The increase was attributable to a $10.3 million increase in allocated facilities and other supporting overhead expenses, and a $6.0 million increase in personnel-related costs driven by an increase in average employee headcount. These increases were offset by a $9.0 million decrease in marketing and sales-related expenses, and a $4.6 million decrease in amortization of acquired intangible assets.

In the six months ended June 30, 2018, sales and marketing expenses increased by $11.2 million compared to the six months ended June 30, 2017. The increase was attributable to a $16.8 million increase in allocated facilities and other supporting overhead expenses, and a $9.1 million increase in personnel-related costs driven by an increase in average employee headcount. These increases were offset by a $13.6 million decrease in amortization of acquired intangible assets, and a $1.1 million decrease in restructuring charges and other expenses.

We continue to evaluate key areas in our business to ensure we have the right level of sales and marketing to execute on our key priorities and objectives. We expect that sales and marketing costs will vary in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
General and administrative	$74,126	$70,839	5%	$139,844	$140,707	(1)%
General and administrative as a percentage of revenue	10%	12%		10%	13%

In the three months ended June 30, 2018, general and administrative expense increased by $3.3 million compared to the three months ended June 30, 2017. The increase was attributable to a $7.7 million increase in professional service fees. The increase was offset by a $3.7 million decrease in allocated facilities and other supporting overhead expenses, and a $0.7 million decrease in other expenses.

In the six months ended June 30, 2018, general and administrative expense decreased by $0.9 million compared to the six months ended June 30, 2017. The decrease was attributable to a $5.8 million decrease in personnel-related costs, mainly driven by a decrease in stock-based compensation expense, a $2.8 million decrease in allocated facilities and other supporting overhead expenses, and a $1.2 million decrease in other expenses. These decreases were offset by an $8.9 million increase in professional service fees.

We plan to continue to invest in key areas of our business and ensure that we have the right level of general and administrative support on our key priorities and objectives. We expect that general and administrative expenses will vary in absolute dollar amounts for the foreseeable future and vary in the near term from period to period as a percentage of revenue.

Interest Expense

Interest expense consists primarily of interest expense incurred in connection with the $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, the $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes, and the $1.15 billion principal amount of 0.25% convertible senior notes due 2024, or the 2024 Notes, and together with the 2019 Notes and 2021 Notes, the Notes, and interest expense related to capital leases and other financing facilities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Interest expense	$29,982	$26,396	14%	$56,997	$51,805	10%

In the three and six months ended June 30, 2018, interest expense increased by $3.6 million and $5.2 million, respectively, compared to the three and six months ended June 30, 2017. The increase was primarily attributable to our Notes, including the offering of our 2024 Notes in June 2018. Interest expense in the three and six months ended June 30, 2018 was comprised of $28.6 million and $54.2 million, respectively, of total interest expense related to the Notes as well as the credit facility, and $1.4 million and $2.8 million, respectively, related to capital leases of equipment.

Interest Income

Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Interest income	$21,960	$10,486	109%	$38,141	$19,006	101%

Interest income increased by $11.5 million and $19.1 million in the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. The increase was primarily attributable to higher invested cash balances and higher interest rates.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Other expense, net	$5,735	$58,806	(90)%	$5,944	$60,004	(90)%

Other expense, net, decreased by $53.1 million and $54.1 million in the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. The decrease was primarily attributable to a $3.0 million other-than-temporary impairment charge on our investment in a privately-held company during the three months ended June 30, 2018, compared to a $55.0 million impairment charge during the three month ended June 30, 2017, and the more favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. We released our valuation allowance for Brazil, which resulted in a net tax benefit. The tax benefit was reduced by income tax expenses for certain foreign jurisdictions and state income taxes in the United States, which are expected to fluctuate based on the pre-tax results within and outside of the United States and will also be impacted by our allocation of centrally incurred costs to foreign jurisdictions. Our future effective tax rate will also be affected by the changes in tax rates and tax regulations, the impact of tax examinations, the impact of business combinations, and changes in valuation allowance. In addition, the provision is impacted by deferred income taxes and changes in the related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. Among other provisions, the Tax Act reduces the U.S. federal statutory corporate income tax rate from 35% to 21%. Due to the magnitude of the changes enacted by the Tax Act, along with the pending status of the laws and guidance from the U.S. and state regulatory and standard-setting bodies, the completion of the accounting for the tax impact has been reported as provisional and may be subject to material change. There may be significant changes to our future effective tax rate, which may result in a material adverse effect on our business as a result of the Tax Act. We are in the process of assessing the impact of the international tax provisions provided for in the Tax Act that applies to calendar years 2018 onwards. We are not, however, subject to the one-time mandatory transition tax. The tax impacts of the Tax Act are still provisional and we expect to complete our analysis within the measurement period in accordance with SAB 118.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$(34,250)	$3,413	$(31,365)	$6,607

Our benefit for income taxes in the three and six months ended June 30, 2018 changed by $37.7 million and $38.0 million, respectively, compared to provision of $3.4 million and $6.6 million in the three and six months ended June 30, 2017, respectively. The change was primarily due to a $41.7 million net tax benefit resulting from the release of our valuation allowance in Brazil, partially offset by increased foreign income taxes.

During the three months ended June 30, 2018, we released the valuation allowance in Brazil, based upon the preponderance of positive evidence over negative evidence that it was more likely than not that the deferred tax assets in Brazil would be realizable.

As of June 30, 2018, we had a valuation allowance for all of the U.S. and state deferred tax assets with the exception of $2.5 million of these deferred tax assets. As of June 30, 2018, we completed our reassessment of the realizability of these assets and have concluded that a valuation allowance is still required based on the weighting of positive and negative evidence.

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

As we continue to make significant strides in optimizing operations resulting in improved financial results, our assessment is likely to result in the determination that a U.S. valuation allowance will no longer be required by year end. We expect to have an additional net income tax benefit due to valuation allowance releases for the U.S. in the third quarter of 2018. This would result in a significant reversal of the valuation allowance and a corresponding material non-cash income tax benefit and the recording of additional deferred tax assets on our balance sheet in such future financial reporting period. Based on recent earnings in certain jurisdictions, sufficient positive evidence is likely to exist within the 2018 calendar year such that we may release a significant portion of our valuation allowance.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net income (loss)	$161,114	$(178,047)
Net cash provided by operating activities	563,813	393,155
Net cash used in investing activities	(672,523)	(66,289)
Net cash provided by (used in) financing activities	1,019,872	(38,823)

Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. In June 2018, we also received net proceeds of approximately $1.14 billion from the issuance of 2024 Notes, after deducting the debt issuance costs. Concurrently with the sales of the 2024 Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock for which we paid approximately $268.0 million and sold warrants for which we received approximately $186.8 million. We expect that we will incur additional cash interest expense for the term of the 2024 Notes. In addition, we have access to funds under our credit facility (as described below) and have accessed the capital markets.

As of June 30, 2018, we had $5.66 billion of cash, cash equivalents and short-term investments in marketable securities, of which $312.4 million was held by our foreign subsidiaries. Under the current tax laws, if these funds are needed for our operations in the U.S., we would be required to accrue and pay additional taxes to repatriate certain of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $1.0 billion. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. The Tax Act is not expected to have a material impact on our liquidity and capital resources going forward.

Credit Facility

In October 2013, we entered into a revolving credit agreement with certain lenders which provides for a $1.0 billion revolving unsecured credit facility maturing on October 22, 2018. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. Our obligations under the credit facility are guaranteed by one of our wholly-owned subsidiaries. In addition, the credit facility contains restrictions on payments including cash payment of dividends. As of June 30, 2018, no amounts had been drawn under the credit facility.

The revolving credit agreement was amended in June 2018 to increase the amount of indebtedness that the Company may incur from $3.0 billion to $4.5 billion, and to increase the amount of restricted payments that the Company may make from $500.0 million to $1.0 billion as long as the Company’s total leverage ratio is less than 2.0. As of June 30, 2018, no amounts had been drawn under the credit facility.

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, amortization of discount on our Notes, deferred income taxes, valuation allowance release, impairment of investments in privately-held companies, non-cash restructuring charges, as well as the effect of changes in working capital and other activities. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenue, increases in operating expenses and costs related to acquisitions. For additional discussion, see “Part II—Other Information, Item 1A. Risk Factors.”

Cash provided by operating activities in the six months ended June 30, 2018 was $563.8 million, an increase in cash inflow of $170.7 million compared to the six months ended June 30, 2017. Cash provided by operating activities was driven by net income of $161.1 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $357.3 million, of which $202.8 million was related to depreciation and amortization expense, and $152.7 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $45.4 million.

Cash provided by operating activities in the six months ended June 30, 2017 was $393.2 million. Cash provided by operating activities was driven by a net loss of $178.0 million, as adjusted for the exclusion of non-cash expenses totaling $526.3 million, of which $230.4 million was related to stock-based compensation expense and $55.0 million was related to other-than-temporary impairment on an investment in a privately-held company, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $44.9 million.

Investing Activities

Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.

Cash used in investing activities in the six months ended June 30, 2018 was $672.5 million, an increase in cash outflow of $606.2 million compared to the six months ended June 30, 2017. The change was primarily due to a $412.8 million increase in the purchases of marketable securities, a $205.0 million increase in purchases of property and equipment, a $35.0 million decrease in proceeds from sale of long-lived assets, and a net increase of $32.5 million in cash used in business combinations, offset by a $67.6 million increase in proceeds from sales and maturities of marketable securities, an $8.3 million decrease in expenditures on other investing activities and $3.2 million increase in proceeds from sales of property and equipment.

We anticipate making capital expenditures in 2018 of approximately $450 million to $500 million, as we invest in our infrastructure equipment.

Financing Activities

Our primary financing activities consist of issuances of securities, including common stock issued under our employee stock purchase plan, capital lease financing and stock option exercises by employees and other service providers.

Cash provided by financing activities in the six months ended June 30, 2018 was $1.02 billion, compared to $38.8 million cash used in financing activities in the six months ended June 30, 2017. The change was due to net proceeds of $1.14 billion from the issuance of convertible notes net of issuance costs, reduced by the net cash outflow of $81.2 million from the purchase of convertible note hedges and sale of warrants closed in connection with the issuance of convertible notes, a $7.8 million decrease in payments of capital lease obligations, a $2.3 million increase in proceeds from the issuance of shares of stock from the ESPP, offset by a $4.3 million increase in tax payments related to net share settlements of equity awards and a $4.2 million decrease in proceeds from option exercises.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2018.

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

Income Taxes

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. We record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. In making this determination, we are required to give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the previous years’ economic environment. Therefore, cumulative losses weigh heavily in the overall assessment.

In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets, namely the reversal of existing deferred tax liabilities, the carryback of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence; this evaluation involves assumptions about future activity. Certain taxable temporary differences that are not expected to reverse during the carryforward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets.

In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider anticipated future growth, forecasted earnings, anticipated future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a more complete discussion of our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as described in regards to our accounting policy related to revenue in Note 2 of Part I, Item 1, and above, of this Quarterly Report on Form 10-Q.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of June 30, 2018, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $12.7 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

In 2014 and 2018, we issued convertible senior notes with an aggregate principal amount of $1.89 billion and $1.15 billion, respectively. We carry the Notes at face value less amortized discount on the consolidated balance sheet. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency gains were immaterial for the three and six months ended June 30, 2018 and 2017. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollars would have resulted in a gain or loss of approximately $10.9 million as of June 30, 2018.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Beginning in September 2016, multiple putative class actions and derivative actions were filed in state and federal courts in the United States against Twitter, Twitter’s directors, and/or certain officers alleging false and misleading statements in violation of securities laws and breach of fiduciary duty. The Company disputes the claims and intends to continue to defend the lawsuits vigorously. The putative class actions were consolidated in the U.S. District Court for the Northern District of California. On October 16, 2017, the court granted in part and denied in part the Company’s motion to dismiss. On July 17, 2018, the court granted plaintiffs' motion for class certification in the consolidated securities action.

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

The size of our user base and our users’ level of engagement are critical to our success. We had 335 million average MAUs in the three months ended June 30, 2018, representing a 3% increase from 326 million average MAUs in the three months ended June 30, 2017. DAUs for the three months ended June 30, 2018 increased 11% year-over-year. Our financial performance has been and will continue to be significantly determined by our success in growing the number of our users and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our user growth rate will continue to slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets to continue to be higher than our user growth rate in the United States. To the extent our logged-in user growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites or platforms that achieved early popularity have seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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
•

there could also be a perception that actions we take to better foster a healthy conversation or to improve relevancy on the platform negatively impact the content or ranking of content posted by certain users;

•	our content partners terminate their relationships with us or do not renew their agreements on economic or other terms that are favorable to us;
•

there are user concerns related to privacy and communication, safety, security, spam, manipulation or other hostile or inappropriate usage or other factors, or our health efforts result in the removal of certain accounts;

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
•

changes in our products or services that are mandated by, or that we elect to make to address, laws (such as the General Data Protection Regulation, or the GDPR) or legislation, inquiries from legislative bodies, regulatory authorities or litigation (including settlements or consent decrees) adversely affect our products or users;

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

Our success depends on our ability to provide users of our products and services with unique and engaging content, which in turn depends on the content contributed by our users. We believe that one of our competitive advantages is the quality, quantity and real-time nature of the content on Twitter, and that access to unique or real-time content is one of the main reasons users visit Twitter. We seek to foster a broad and engaged user community, and we encourage world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands to use our products and services to express their views to broad audiences. We also encourage media outlets to use our products and services to distribute their content. In addition, we license our premium live streaming video content from a variety of content providers. If these content providers are no longer willing or able to license us content upon economic and other terms that are acceptable to us, our ability to stream such content will be adversely affected and/or our costs could increase. If users, including influential users, do not continue to contribute content or content providers do not license content to Twitter, and we are unable to provide users with unique, engaging and timely content, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent or mitigate spammy, abusive or other disruptive or detracting behavior on our platform, the size of our user base and user engagement may decline. We rely on the sale of advertising services for the substantial majority of our revenue and a decline in the number of users, user growth rate, or user engagement, including as a result of the loss of world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands who generate content on Twitter, advertisers may deter new advertisers from using our products or services or cause current advertisers to reduce their spending with us or cease doing business with us, which would harm our business and operating results.

We generate the substantial majority of our revenue from advertising. The loss of advertising revenue could harm our business.

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 86% of our revenue from advertising in the fiscal year ended December 31, 2017 and the six months ended June 30, 2018. We generate substantially all of our advertising revenue through the sale of our Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending as well as the re-evaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Since our initial public offering, our revenue growth has been primarily driven by increases in the number of our users and increases in our ad load driven by strong advertiser demand as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase the number of our users, their engagement or monetize our larger global audience. Our advertising revenue also could be adversely affected by a number of other factors, including:

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

•	if we are unable to demonstrate the value of, or attract video and video advertisements, on our platform;
•	decreases in the perceived quantity, quality, usefulness or relevance of our users or the content generated by our users or content partners;
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
•

product or service changes we may make that change the frequency or relative prominence of ads displayed on Twitter or that detrimentally impact revenue in the near term with the goal of achieving long-term benefits;

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

Our priority as a company is to improve the health of the public conversation on Twitter. Focusing our efforts on this priority may negatively impact our business operations in the short term.

We believe that our long term success depends on our ability to improve the health of the public conversation on Twitter. We have made this our priority and have focused our efforts on improving the quality of that conversation, including by devoting substantial internal resources to our strategy. These efforts include the reduction of abuse, harassment, spam, manipulation, malicious automation on the platform, as well as a focus on improving information quality and the civility of conversation on Twitter. For example, we recently announced that we were removing certain locked accounts from follower counts across profiles globally. While that specific change did not affect our previously-disclosed MAU or DAU metrics, we expect that some of the health initiatives that we implement as part of our ongoing commitment to a healthy public conversation may negatively impact our publicly reported metrics in a few ways. First, our health efforts include the removal of accounts pursuant to our terms and services that are abusive, spammy, fake or malicious, and these accounts may be monthly active or daily active users. For example, in the second quarter of 2018, average MAUs were 335 million, a decrease of 1 million users quarter over quarter, reflecting, in part, the impact from decisions we have made to prioritize the health of the platform. Second, we are also making active decisions to prioritize health related initiatives over other near-term product improvements that may drive more usage of Twitter as a daily utility. These decisions may not be consistent with the short-term expectations of our advertising customers or investors and may not produce the long-term benefits that we expect, in which case our user growth and user engagement, our relationships with advertisers and our business and operating results could be harmed.

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

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 80% of our average MAUs in the three months ended June 30, 2018, but our international revenue, as determined based on the billing location of our customers, was only 48% of our consolidated revenue in the three months ended June 30, 2018. Our inability to successfully expand our business internationally could adversely affect our business, financial condition and operating results.

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

Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, in May 2018, we announced that an internal bug had resulted in the storage of passwords unmasked in an internal log. When users set a password for their Twitter accounts, we secure those passwords in a format that prevents anyone at Twitter from seeing or knowing the actual password through a password hashing function, which replaces the actual password with a random set of numbers and letters that are stored in Twitter’s system. Due to a bug, passwords were written to a service log before completing the hashing process. We found this error ourselves, removed the passwords from the logs, and are implementing plans to prevent this bug from happening again. Our investigation shows no indication of breach or misuse by anyone. As was the case with this error, errors in our software code may only be discovered after the product or service has been released. Errors, vulnerabilities, or other design defects within the software on which we rely may result in a negative experience for users and advertisers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. For example, in December 2016, we discovered and corrected a technical error in our Android application that resulted in incorrect reporting of certain video advertisement metrics for approximately one month. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of content or platform partners, loss of advertisers or advertising revenue or liability for damages or other relief sought in lawsuits, regulatory inquiries or other proceedings, any of which could adversely affect our business and operating results.

Our ability to convince potential and new users of the value of our products and services is critical to increasing our user base and to the success of our business.

We have developed a global platform that we believe is the best and fastest place to see what’s happening and what people are talking about all around the world, but the market for our products and services is relatively new and may not develop as expected, if at all. Despite our efforts to reduce barriers to consumption, people who are not our users may not understand the value of our products and services and new users may initially find our products confusing, which may make retention of such users more difficult. There may be a perception that our products and services are only useful to users who Tweet, or to influential users with large audiences. Convincing potential and new users of the value of our products and services is critical to increasing our user base, user engagement and to the success of our business.

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

Since our inception, we have incurred significant operating losses, and, as of June 30, 2018, we had an accumulated deficit of $2.50 billion. Although our revenue has grown rapidly, increasing from $664.9 million in 2013 to $2.44 billion in 2017, our revenue growth rate has slowed as a result of a variety of factors. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our costs may increase in future periods as we continue to expend substantial financial resources on:

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

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly assess the playing field and determine whether we need to improve or re-allocate resources amongst our existing products and services or create new ones (independently or in conjunction with third parties). Our ability to increase the size and engagement of our user base, attract content partners, advertisers and platform partners and generate revenue will depend on those decisions. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, in 2015, we introduced Periscope, a mobile application that lets users share and experience live video from their mobile phones and in 2013, we introduced Vine, a mobile application that enabled users to create and distribute videos that are up to six seconds in length, which we discontinued in January 2017 but transitioned certain product features to the Vine Camera app. Also, we introduced new features to Twitter such as “Moments”, a curated collection of Tweets, photos, videos, and Periscope broadcasts about current news stories or events; “In Case You Missed It,” which surfaces Tweets a logged-in user may have missed since last accessing Twitter; expanding our character limit to 280 characters for more people around the world; and “Threads,” a new feature that allows people to more easily thread Tweets together. If new or enhanced products, product features or services fail to engage users, content partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives that do not directly generate revenue but which we believe will enhance our attractiveness to users, content partners and advertisers, such as our investments in the health of public conversation on Twitter. In the future, we may invest in new products, product features, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services, enable us to develop new approaches to monetization or meet the expectations of our users or third-party business partners, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

If we fail to effectively manage changes to our business and operations, our business and operating results could be harmed.

Providing our products and services to our users is costly and we expect certain of our expenses to continue to increase in the future as we broaden our user base and increase user engagement, as users increase the amount of content they contribute, and as we develop and implement new features, products and services that require more infrastructure, in particular our video product features. Historically, our operating expenses, such as our research and development expenses and sales and marketing expenses, have grown each year as we have expanded our business. As a result, our costs have increased each year due to these factors and we expect to continue to incur increasing costs to support our operations. We expect to continue to invest in our infrastructure so that we can provide our products and services rapidly and reliably to users around the world, including in countries where we do not expect significant near-term monetization.

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

We encourage employees to quickly develop and help us launch new and innovative features. We focus on improving the user experience for our products and services, which includes protecting user privacy, and on developing new and improved products and services for the advertisers on our platform. For example, we are making investments in improving the health of the public conversation on Twitter, focusing on the long-term health of the platform over near-term metrics.  We prioritize innovation and the experience for users and advertisers on our platform over short-term operating results. We frequently make product, product feature and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with our goals to improve the user experience and performance for advertisers, which we believe will improve our operating results over the long term. For example, we are investing in our live-streaming video experiences, and we may not successfully monetize such experiences. These decisions may not be consistent with the short-term expectations of investors and may not produce the long-term benefits that we expect, in which case our user growth and user engagement, our relationships with advertisers and our business and operating results could be harmed. In addition, our focus on the user experience may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and operating results.

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

We believe that maintaining and promoting our brand is critical to expanding our base of users, content partners and advertisers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable and innovative products and services with a focus on a positive user experience, which we may not do successfully. We may introduce new features, products, services or terms of service that users, content partners, advertisers or platform partners do not like, which may negatively affect our brand. Additionally, the actions of content partners may affect our brand if users do not have a positive experience using third-party applications or websites integrated with Twitter or that make use of Twitter content. We will also continue to experience media, legislative or regulatory scrutiny of our decisions regarding user privacy, security, content and other issues, which may adversely affect our reputation and brand. For example, we previously announced our discovery of content (including some advertisements) displayed on our products that may be relevant to government investigations relating to Russian interference in the 2016 U.S. presidential election, which continues to draw media and regulatory scrutiny of our actions with respect to such content. Our brand may also be negatively affected by the actions of users that are hostile or inappropriate to other people, by users impersonating other people, by users identified as spam, by use or perceived use, directly or indirectly, of our products or services by users (including governments and government-sponsored actors) to disseminate information that may be viewed as misleading (or intended to manipulate the opinions of our users), by users introducing excessive amounts of spam on our platform, by third parties obtaining control over users’ accounts or by other security or cybersecurity incidents. For example, certain actions taken by a social media marketing company in the past to sell followers and engagement, which were in violation of our policies, but that drew media and regulatory scrutiny on us. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

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

“Spam” on Twitter refers to a range of abusive activities that are prohibited by our terms of service and is generally defined as unsolicited, repeated actions that negatively impact other users with the general goal of drawing user attention to a given account, site, product or idea. This includes posting large numbers of unsolicited mentions of a user, duplicate Tweets, malicious automation, misleading links (e.g., to malware or “click-jacking” pages) or other false or misleading content, and aggressively following and un-following accounts, adding users to lists, sending invitations, Retweeting and liking Tweets to inappropriately attract attention. Our terms of service also prohibit the creation of serial or bulk accounts, both manually or using automation, for disruptive or abusive purposes, such as to Tweet spam or to artificially inflate the popularity of users seeking to promote themselves on Twitter. Although we continue to invest resources to reduce spam on Twitter, which includes our investments to improve the health of the public conversation on Twitter, we expect spammers will continue to seek ways to act inappropriately on our platform. In addition, we expect that increases in the number of users on our platform will result in increased efforts by spammers to misuse our platform. We continuously combat spam, including by suspending or terminating accounts we believe to be spammers and launching algorithmic changes focused on curbing abusive activities. Our actions to combat spam require the diversion of significant time and focus of our engineering team from otherwise improving our products and services. If spam increases on Twitter, this could hurt our reputation for delivering relevant content or reduce user growth and user engagement and result in continuing operational cost to us.

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

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy of users and others. While we strive to comply with applicable data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to so comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union, or EU, and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. For example, the GDPR has been adopted and went into effect in May 2018. The GDPR includes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we rely on a variety of legal bases to transfer certain personal information outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework, the Swiss-U.S. Privacy Shield Framework, and EU Standard Contractual Clauses, or SCCs. The EU-U.S. Privacy Shield Framework is currently under review by regulatory authorities and it and the SCCs are both subject of legal challenges in European courts, and the absence of successor legal bases for continued data transfer could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. Any of these changes with respect to EU data protection law could disrupt our business.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU (often referred to as “Brexit”). The United Kingdom recently implemented a Data Protection Bill that substantially implements the GDPR, which became law in May 2018. Brexit has created uncertainty with regard to whether the EU will view the UK data protection regulation as adequate under GDPR. Until that is resolved, the requirements for data transfers between the United Kingdom and the EU are unclear.

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

We rely on non-patented proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. While in certain cases we have agreements in place with employees and third parties that place restrictions on the use and disclosure of this intellectual property, these agreements may be breached, or this intellectual property may otherwise be disclosed or become known to our competitors, including through hacking or theft, which could cause us to lose any competitive advantage resulting from this intellectual property.

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

The number of our active users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the second quarter of 2018 continued to represent fewer than 5% of our MAUs during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform. Further, we rely on third-party SMS aggregators and mobile carriers to deliver SMS messages to certain of our users. If, however, we are notified of material deliverability issues because of, for example, infrastructure issues at the service-provider level or governmental restrictions based on content, we do not include the affected users in MAUs. We may also discover unexpected errors in our internal data that resulted from technical or other errors. For example, in 2017, we discovered that since the fourth quarter of 2014 we had included users of certain third-party applications as Twitter MAUs that should not have been considered MAUs. These third-party applications used Digits, a software development kit of our now-divested Fabric platform that allowed third-party applications to send authentication messages via SMS through our systems, which did not relate to activity on the Twitter platform. Although the change in the MAUs was relatively small in relation to our overall MAU numbers, we may face increased scrutiny as a result of the error.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended June 30, 2018, 94% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, a significant portion of users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

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

We also make investments in privately-held companies in furtherance of our strategic objectives. We may not realize a return and may recognize a loss on such investments. Many of the instruments in which we invest are non-marketable at the time of our initial investment. Companies in which we invest range from early-stage companies still defining their strategic direction to more mature companies with established revenue streams and business models. The success of our investment in any company is typically dependent on the availability to the company of additional funding on favorable terms, or a liquidity event, such as a public offering or acquisition. If any of the companies in which we invest decrease in value, we could lose all or part of our investment. For example, in the year ended December 31, 2017, we recorded a $62.4 million impairment charge relating to an investment in a privately-held company.

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

In 2014, we issued $935.0 million in aggregate principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million in aggregate principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes, in private placements to qualified institutional buyers. In June 2018, we issued an additional $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024, which we refer to as the Notes when taken together with the 2019 Notes and the 2021 Notes, in a private placement to qualified institutional buyers. As of June 30, 2018, we had a total par value of $3.04 billion of outstanding Notes.

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

Our income tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology (or other intangible assets) or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial condition and operating results. On October 5, 2015, the Organization for Economic Cooperation and Development (OECD), an international association of thirty four countries, including the U.S., Ireland, and UK, released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. We are subject to review and audit by U.S. federal and state and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations or accounting principles, as well as certain discrete items. The 2017 Tax Cuts and Jobs Act (the “Tax Act”) contains many significant changes to the U.S. federal income tax laws, the consequences to us of which have not yet been fully determined and which could have a material impact on the value of our deferred tax assets, could result in significant charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. Greater than anticipated tax expenses, or disputes with tax authorities, could adversely impact our operating results.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The recently-enacted Tax Act significantly affected U.S. tax law by changing how U.S. income tax is assessed on multinational corporations. The Tax Act requires complex computations not previously provided for in U.S. tax law and the U.S. Department of Treasury may issue regulations and interpretive guidance that may significantly impact how we will apply the law and impact our results of operations.  Additionally, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions call for the collection and preparation of information not previously required. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates and recorded a provisional estimate of the effect of the Tax Act in our financial statements for the three and six months ended June 30, 2018. As additional regulatory and interpretive guidance is issued, we may refine our analysis and make adjustments that differ from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2018, we had recorded a total of $1.28 billion of goodwill and intangible assets. An adverse change in market conditions or financial results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $3.43 billion and state net operating loss carryforwards of approximately $1.47 billion on our tax returns. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. In addition, the Tax Act includes changes to the U.S. federal corporate income tax rate, and our net operating loss carryforwards and other deferred tax assets have been revalued at the newly enacted rate. We do not expect this to have a material impact on our financials because we currently maintain a full valuation allowance on our U.S. deferred tax assets. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $13.72 through June 30, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

•	the financial or non-financial metric projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products or services;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	our issuance of shares of our common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Notes;
•	litigation or regulatory action involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2018, we issued a total of 773,950 shares of our common stock in connection with the acquisition of one company.

None of the foregoing transactions involved any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.

Issuer Purchases of Equity Securities

None

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated June 11, 2018, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.1	June 11, 2018

4.2	Form of Global 0.25% Convertible Senior Note due 2024 (included in Exhibit 4.1)	8-K	001-36164	4.2	June 11, 2018

10.1	Purchase Agreement, dated June 6, 2018, by and among Twitter, Inc. and Goldman, Sachs & Co., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the Purchasers named therein	8-K	001-36164	10.1	June 11, 2018

10.2	Form of Convertible Note Hedge Confirmation	8-K	001-36164	10.2	June 11, 2018

10.3	Form of Warrant Confirmation	8-K	001-36164	10.3	June 11, 2018

10.4	Amendment No. 2, dated June 6, 2018, to the Revolving Credit Agreement, dated October 22, 2013, among Twitter, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders from time to time party thereto	8-K	001-36164	10.4	June 11, 2018
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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

TWITTER, INC.

Date: July 30, 2018	By:	/s/ Jack Dorsey
Jack Dorsey
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2018	By:	/s/ Ned Segal
Ned Segal
Chief Financial Officer
(Principal Financial Officer)