Form 10-Q
period 2018-09-30
TWITTER, INC.
filed 2018-10-30
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO   ☒

The number of shares of the registrant’s common stock outstanding as of October 25, 2018 was 761,250,269.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement, including ad engagement, of our users and its impact on revenue;
•	our plans regarding health and user safety, including our expectations regarding impact on our reported metrics, policies, enforcement and preventing manipulation of our platform;
•	our expectations regarding MAUs, changes in DAUs, changes in cost per ad engagement and changes in ad engagements;
•

our ability to develop or acquire new products, product features and services, improve our existing products and services, including with respect to Promoted Tweet product features, video and performance advertising, and increase the value of our products and services;

•

our business strategies, plans and priorities, including our plans for growth and hiring, investment in our research and development efforts and our plans to scale capacity and enhance capability and reliability of our infrastructure, including capital expenditures relating to infrastructure;

•	our ability to provide new content from third parties, including our ability to secure live streaming video content on terms that are acceptable to us;
•	our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth and growth rates and related opportunities as well as the continued usage of our mobile applications, including the impact of seasonality;
•

our ability to increase our revenue and our revenue growth rate, including by increasing our data licensing revenue through our product and channel segmented go-to-market approach, as well as by increasing our mobile ad exchange revenue;

•	our ability to improve user monetization;
•

our future financial performance, including trends in cost per ad engagement, revenue (including data licensing revenue), cost of revenue, operating expenses, including stock-based compensation and income taxes;

•	our expectations regarding our tax expense and cash taxes;
•	the impact of the 2017 Tax Cuts and Jobs Act on our business;
•	our expectations regarding outstanding litigation or the decisions of the courts;
•	the effects of seasonal trends on our results of operations;
•	the impact of our recent financial results on our valuation allowance for federal and state deferred tax assets;
•

the sufficiency of our cash and cash equivalents, short-term investment balance and credit facility together with cash generated from operations to meet our working capital and capital expenditure requirements;

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

The numbers of active users presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. Furthermore, our metrics have been, and may continue to be, impacted by our health efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that false or spam accounts during the third quarter of 2018 continues to represent less than 5% of our MAUs during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation or fake, we stop counting it in our MAU, DAU or related metrics. Additionally, we rely on third-party SMS aggregators and mobile carriers to deliver SMS messages to certain of our users when we send our SMS messages to such accounts. If, however, we are notified of material deliverability issues because of, for example, infrastructure issues at the service-provider level or governmental restrictions based on content, we do not include the affected users in MAUs. We also treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,928,929	$1,638,413
Short-term investments	4,027,614	2,764,689
Accounts receivable, net of allowance for doubtful accounts of $4,147 and $5,430	621,943	664,268
Prepaid expenses and other current assets	141,274	254,514
Total current assets	6,719,760	5,321,884
Property and equipment, net	904,027	773,715
Intangible assets, net	44,810	49,654
Goodwill	1,227,939	1,188,935
Deferred tax assets, net	765,708	10,455
Other assets	83,948	67,834
Total assets	$9,746,192	$7,412,477
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$116,685	$170,969
Accrued and other current liabilities	380,567	327,333
Convertible notes, short-term	884,435	—
Capital leases, short-term	75,959	84,976
Total current liabilities	1,457,646	583,278
Convertible notes, long-term	1,710,065	1,627,460
Capital leases, long-term	37,371	81,308
Deferred and other long-term tax liabilities, net	20,732	13,240
Other long-term liabilities	67,806	59,973
Total liabilities	3,293,620	2,365,259
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 760,403 and 746,902 shares issued and outstanding	4	4
Additional paid-in capital	8,225,037	7,750,522
Accumulated other comprehensive loss	(63,093)	(31,579)
Accumulated deficit	(1,709,376)	(2,671,729)
Total stockholders' equity	6,452,572	5,047,218
Total liabilities and stockholders' equity	$9,746,192	$7,412,477

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$758,111	$589,633	$2,133,523	$1,711,739
Costs and expenses
Cost of revenue	243,644	210,016	696,652	643,263
Research and development	150,764	136,115	412,684	408,014
Sales and marketing	193,496	172,957	559,587	527,847
General and administrative	78,339	63,266	218,183	203,973
Total costs and expenses	666,243	582,354	1,887,106	1,783,097
Income (loss) from operations	91,868	7,279	246,417	(71,358)
Interest expense	(38,336)	(26,732)	(95,333)	(78,537)
Interest income	36,067	12,028	74,208	31,034
Other expense, net	(2,341)	(10,106)	(8,285)	(70,110)
Income (loss) before income taxes	87,258	(17,531)	217,007	(188,971)
Provision (benefit) for income taxes	(701,921)	3,564	(733,286)	10,171
Net income (loss)	$789,179	$(21,095)	$950,293	$(199,142)
Net income (loss) per share attributable to common stockholders:
Basic	$1.04	$(0.03)	$1.26	$(0.27)
Diluted	$1.02	$(0.03)	$1.23	$(0.27)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	756,537	736,515	752,233	729,626
Diluted	776,002	736,515	771,511	729,626

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$789,179	$(21,095)	$950,293	$(199,142)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	594	564	149	404
Change in foreign currency translation adjustment	(7,253)	9,508	(31,663)	32,093
Net change in accumulated other comprehensive loss	(6,659)	10,072	(31,514)	32,497
Comprehensive income (loss)	$782,520	$(11,023)	$918,779	$(166,645)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$950,293	$(199,142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	314,775	303,347
Stock-based compensation expense	244,341	331,352
Amortization of discount on convertible notes	74,909	59,644
Changes in bad debt provision	1,221	26
Deferred income taxes	(23,072)	(1,343)
Deferred tax assets valuation allowance release	(725,294)	—
Impairment of investments in privately-held companies	3,000	62,439
Other adjustments	(7,059)	(1,278)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	35,389	155,598
Prepaid expenses and other assets	103,234	4,353
Accounts payable	(22,590)	(14,458)
Accrued and other liabilities	58,565	(67,436)
Net cash provided by operating activities	1,007,712	633,102
Cash flows from investing activities
Purchases of property and equipment	(409,913)	(120,583)
Proceeds from sales of property and equipment	8,127	2,783
Purchases of marketable securities	(4,054,312)	(2,020,115)
Proceeds from maturities of marketable securities	2,750,427	2,023,778
Proceeds from sales of marketable securities	42,131	108,818
Proceeds from sales of long-lived assets	—	35,000
Business combinations, net of cash acquired	(33,572)	—
Other investing activities	(2,175)	(10,927)
Net cash provided by (used in) investing activities	(1,699,287)	18,754
Cash flows from financing activities
Proceeds from issuance of convertible notes	1,150,000	—
Purchases of convertible note hedges	(267,950)	—
Proceeds from issuance of warrants concurrent with note hedges	186,760	—
Debt issuance costs	(13,483)	—
Taxes paid related to net share settlement of equity awards	(16,180)	(7,049)
Payments of capital lease obligations	(69,504)	(80,685)
Proceeds from exercise of stock options	3,251	7,872
Proceeds from issuances of common stock under employee stock purchase plan	16,337	14,019
Net cash provided by (used in) financing activities	989,231	(65,843)
Net increase in cash, cash equivalents and restricted cash	297,656	586,013
Foreign exchange effect on cash, cash equivalents and restricted cash	(15,211)	8,798
Cash, cash equivalents and restricted cash at beginning of period	1,673,857	1,027,633
Cash, cash equivalents and restricted cash at end of period	$1,956,302	$1,622,444
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$19,165	$—
Equipment purchases under capital leases	$16,086	$100,633
Changes in accrued property and equipment purchases	$(28,617)	$(23,521)
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$1,928,929	$1,586,558
Restricted cash included in prepaid expenses and other current assets	1,690	8,616
Restricted cash included in other assets	25,683	27,270
Total cash, cash equivalents and restricted cash	$1,956,302	$1,622,444

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue recognition from contracts with customers (“Topic 606”). The new guidance replaces all current GAAP guidance on this topic and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted this new accounting standard on January 1, 2018 using the modified retrospective method. See Note 2 – Revenue for further details.

In January 2016, the FASB issued a new accounting standard update on the classification and measurement of financial instruments. The new guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. The Company adopted this new accounting standard prospectively for its non-marketable equity securities during the three months ended March 31, 2018. The Company has elected to use the measurement alternative for its non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The Company’s investments in privately-held companies are non-marketable equity securities without readily determinable fair values and there was no upward adjustment during the three and nine months ended September 30, 2018. See Note 8 – Acquisitions and Other Investments for further details.

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

In November 2016, the FASB issued a new accounting standard update on the presentation of restricted cash in the statement of cash flows. The new guidance requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this new accounting standard retrospectively during the three months ended March 31, 2018. As a result of the adoption, net cash provided by investing activities was adjusted to exclude the changes in restricted cash, resulting in a decrease of $3.2 million in the previously-reported amount for the nine months ended September 30, 2017. Restricted cash balances are primarily cash deposits secured against letters of credit related to certain property leases.

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

In February 2016, the FASB issued a new accounting standard update on leases. The new guidance requires lessees to recognize right-of-use assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. In addition, it requires lessees to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company plans to elect this transition method on January 1, 2019. The Company is evaluating the impact of adopting these new accounting standard updates on the financial statements and related disclosures. The Company anticipates this new guidance will materially impact its financial statements, given the Company has a significant number of operating leases.

In August 2018, the FASB issued a new accounting standard update which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The update eliminates the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and introduces a requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company plans to adopt this new accounting standard on January 1, 2020. Adoption is not expected to have a material impact on the Company’s financial statements and related disclosures. In August 2018, the FASB issued a new accounting standard update requiring a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard update on its financial statements and related disclosures.

With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2018, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance or potential significance to the Company.

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

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Revenue by services:
Advertising services	$649,816	$502,802	$1,826,032	$1,465,730
Data licensing and other	108,295	86,831	307,491	246,009
Total revenue	$758,111	$589,633	$2,133,523	$1,711,739

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Revenue by geographic area:
United States	$423,443	$332,092	$1,136,670	$1,007,351
Japan	130,425	90,608	369,470	237,455
Rest of World	204,243	166,933	627,383	466,933
Total revenue	$758,111	$589,633	$2,133,523	$1,711,739

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

As a result of applying the new standard, the impact for the three months ended September 30, 2018 was an increase to revenue of $3.1 million, and an increase to unbilled revenue of $3.1 million. The impact for the nine months ended September 30, 2018 was an increase to revenue of $12.7 million, an increase to unbilled revenue of $10.6 million, and a reduction to deferred revenue of $2.1 million, with the impact primarily related to the Company’s data licensing arrangements.

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

The following table presents contract balances (in thousands):

	January 1,	September 30,
	2018	2018
Unbilled Revenue	$7,980	$19,138
Deferred Revenue	$25,869	$50,739

The amount of revenue recognized in the three and nine months ended September 30, 2018 that was included in the opening deferred revenue balance was $22.3 million and $25.9 million, respectively. This revenue consists primarily of revenue recognized as a result of the utilization of bonus media inventory earned by and material rights provided to customers in prior periods.

The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.

The increase in unbilled revenue balance from January 1, 2018 to September 30, 2018 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.

The increase in deferred revenue balance from January 1, 2018 to September 30, 2018 was primarily due to cash payments due in advance of satisfying the Company’s performance obligations relating to data licensing contracts and bonus and make good media inventory offered to customers during the period, offset by the utilization of such media inventory issued in prior periods.

Remaining Performance Obligations

As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $522.8 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term Promoted Products arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
		Remainder of		2020 and
	Total	2018	2019	Thereafter
Revenue expected to be recognized on remaining performance obligations	$522,765	$52,280	$188,569	$281,916

Note 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents:
Cash	$227,693	$301,684
Money market funds	1,154,954	981,681
Corporate notes, commercial paper and certificates of deposit	546,282	355,048
Total cash and cash equivalents	$1,928,929	$1,638,413
Short-term investments:
U.S. government and agency securities including treasury bills	$1,172,126	$1,064,957
Corporate notes, commercial paper and certificates of deposit	2,855,488	1,699,732
Total short-term investments	$4,027,614	$2,764,689

The contractual maturities of securities classified as available-for-sale as of September 30, 2018 were as follows (in thousands):

September 30,
2018
Due within one year	$3,122,955
Due after one year through five years	904,659
Total	$4,027,614

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	September 30, 2018
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,173,045	$85	$(1,004)	$1,172,126
Corporate notes, commercial paper and certificates of deposit	2,857,947	424	(2,883)	2,855,488
Total available-for-sale securities classified as short-term investments	$4,030,992	$509	$(3,887)	$4,027,614

	December 31, 2017
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,067,047	$133	$(2,223)	$1,064,957
Corporate notes, commercial paper and certificates of deposit	1,701,168	72	(1,508)	1,699,732
Total available-for-sale securities classified as short-term investments	$2,768,215	$205	$(3,731)	$2,764,689

The gross unrealized loss on securities in a continuous loss position for 12 months or longer was not material as of September 30, 2018 and December 31, 2017.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 based on the three-tier fair value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,154,954	$—	$—	$1,154,954
Commercial paper	—	527,187	—	527,187
Certificates of deposit	—	19,095	—	19,095
Short-term investments:
Treasury bills	—	288,398	—	288,398
U.S. government securities	—	603,847	—	603,847
Agency securities	—	279,881	—	279,881
Corporate notes	—	1,359,553	—	1,359,553
Commercial paper	—	729,248	—	729,248
Certificates of deposit	—	766,687	—	766,687
Other current assets:
Foreign currency contracts	—	3,460	—	3,460
Total	$1,154,954	$4,577,356	$—	$5,732,310
Liabilities
Other current liabilities:
Foreign currency contracts	—	1,379	—	1,379
Total	$—	$1,379	$—	$1,379

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$981,681	$—	$—	$981,681
Commercial paper	—	346,968	—	346,968
Certificates of deposit	—	8,080	—	8,080
Short-term investments:
U.S. government securities	—	669,552	—	669,552
Agency securities	—	395,405	—	395,405
Corporate notes	—	745,915	—	745,915
Commercial paper	—	299,675	—	299,675
Certificates of deposit	—	654,142	—	654,142
Other current assets:
Foreign currency contracts	—	2,237	—	2,237
Total	$981,681	$3,121,974	$—	$4,103,655
Liabilities
Other current liabilities:
Foreign currency contracts	—	601	—	601
Total	$—	$601	$—	$601

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

The estimated fair value of the 2019 Notes, 2021 Notes, and 2024 Notes, based on a market approach as of September 30, 2018 was approximately $905.7 million, $879.1 million, and $1.01 billion, respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other expense, net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $460.2 million and $326.1 million at September 30, 2018 and December 31, 2017, respectively.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		September 30,	December 31,
	Balance Sheet Location	2018	2017
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$3,460	$2,237
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$1,379	$601

The Company recognized $1.2 million of net gains and $5.4 million of net losses on its foreign currency contracts in the three and nine months ended September 30, 2018, respectively. The Company recognized $2.7 million and $5.1 million of net gains on its foreign currency contracts in the three and nine months ended September 30, 2017, respectively.

Note 5. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	September 30,	December 31,
	2018	2017
Property and equipment, net
Equipment	$1,284,545	$1,091,672
Furniture and leasehold improvements	319,113	314,852
Capitalized software	523,811	472,147
Construction in progress	105,045	49,417
Total	2,232,514	1,928,088
Less: Accumulated depreciation and amortization	(1,328,487)	(1,154,373)
Property and equipment, net	$904,027	$773,715

The Company reviews the remaining estimated useful lives of its property and equipment on an ongoing basis. Management is required to use judgment in determining the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model, changes in the Company’s business strategy, or changes in the planned use of property and equipment could result in the actual useful lives differing from the Company’s current estimates. In cases where the Company determines that the estimated useful life of property and equipment should be shortened or extended, the Company would depreciate the remaining net book value at the time of the change in excess of the estimated salvage value over its revised remaining useful life.

Note 6. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2017	$1,188,935
Acquisition	44,014
Foreign currency translation adjustment and other	(5,010)
Balance as of September 30, 2018	$1,227,939

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
September 30, 2018:
Patents and developed technologies	$102,378	$(58,653)	$43,725
Publisher and advertiser relationships	9,300	(8,215)	1,085
Total	$111,678	$(66,868)	$44,810
December 31, 2017:
Patents and developed technologies	$93,511	$(46,337)	$47,174
Publisher and advertiser relationships	9,300	(6,820)	2,480
Total	$102,811	$(53,157)	$49,654

Amortization expense associated with intangible assets for the three months ended September 30, 2018 and 2017 was $4.4 million and $11.1 million, respectively, and for the nine months ended September 30, 2018 and 2017 was $14.2 million and $41.6 million, respectively.

Estimated future amortization expense as of September 30, 2018 is as follows (in thousands):

Remainder of 2018	$4,380
2019	13,187
2020	8,459
2021	5,867
2022	4,290
Thereafter	8,627
Total	$44,810

Note 7. Accrued and Other Current Liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	September 30,	December 31,
	2018	2017
Accrued compensation	$134,876	$98,553
Accrued tax liabilities	36,486	36,097
Accrued publisher, content and ad network costs	30,346	32,462
Deferred revenue	50,739	27,824
Accrued other	128,120	132,397
Total	$380,567	$327,333

Note 8. Acquisitions and Other Investments

2018 Acquisition

During the nine months ended September 30, 2018, the Company acquired a company, which was accounted for as a business combination. The purchase price of $53.7 million (paid in shares of the Company’s common stock having a total fair value of $19.1 million and cash of $34.6 million) for this acquisition was allocated as follows: $9.3 million to developed technology, $0.4 million to net tangible assets acquired based on their estimated fair value on the acquisition date, and the excess $44.0 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisition is mainly attributable to assembled workforce, expected synergies and other benefits. The goodwill is not tax deductible for U.S. income tax purposes. The developed technology is amortized on a straight-line basis over its estimated useful life of 24 months.

The results of operations for this acquisition have been included in the Company’s consolidated statements of operations since the date of acquisition. Actual and pro forma revenue and results of operations for this acquisition have not been presented because they do not have a material impact on the consolidated revenue and results of operations.

Investments in Privately-Held Companies

The Company makes strategic investments in privately-held companies. The Company also evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of September 30, 2018, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. Prior to January 1, 2018, the Company accounted for its non-marketable equity securities at cost less impairment. Realized gains and losses on non-marketable securities sold or impaired were recognized in other income (expense), net. On January 1, 2018, the Company adopted the new standard which changed the way it accounts for non-marketable securities. The Company now adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. The Company’s non-marketable equity securities had a carrying value of $24.6 million as of September 30, 2018 and $27.6 million as of December 31, 2017. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within Other Assets on the consolidated balance sheets.

The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing. No impairment charge was recorded in the three months ended September 30, 2018. In the nine months ended September 30, 2018, the Company recorded a $3.0 million impairment charge within other expense, net in the consolidated statements of operations. In the three and nine months ended September 30, 2017, the Company recorded a $7.4 million and $62.4 million impairment charge, respectively, within other expense, net in the consolidated statements of operations.

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

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from approximately $57.14 to $80.20 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of September 30, 2018.

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

The Notes consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	2019 Notes	2021 Notes	2024 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$1,150,000	$935,000	$954,000
Unamortized debt discount and issuance costs (1)	(50,565)	(141,177)	(252,758)	(88,359)	(173,181)
Net carrying amount	$884,435	$812,823	$897,242	$846,641	$780,819
Carrying amount of the equity component (2)	$222,826	$283,283	$254,981	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

During the three months ended September 30, 2018 and 2017, the Company recognized $33.6 million and $22.5 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $3.8 million and $3.0 million, respectively, of coupon interest expense. During the nine months ended September 30, 2018 and 2017, the Company recognized $81.6 million and $66.0 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $9.8 million and $8.9 million, respectively, of coupon interest expense.

As of September 30, 2018, the remaining life of the 2019 Notes, 2021 Notes, and 2024 Notes is approximately 11 months, 35 months, and 68 months, respectively.

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

Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, during the period, including potential dilutive common stock instruments. In the three and nine months ended September 30, 2017, the Company’s potential common stock instruments such as stock options, restricted stock units (RSUs), shares to be purchased under the 2013 Employee Stock Purchase Plan (ESPP), shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted net income (loss) per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic net income (loss) per share:
Numerator
Net income (loss)	$789,179	$(21,095)	$950,293	$(199,142)
Denominator
Weighted-average common shares outstanding	759,322	740,290	754,866	733,698
Weighted-average restricted stock subject to repurchase	(2,785)	(3,775)	(2,633)	(4,072)
Weighted-average shares used to compute basic net income (loss) per share	756,537	736,515	752,233	729,626
Basic net income (loss) per share attributable to common stockholders	$1.04	$(0.03)	$1.26	$(0.27)
Dilutive net income (loss) per share:
Numerator
Net income (loss)	$789,179	$(21,095)	$950,293	$(199,142)
Denominator
Number of shares used in basic computation	756,537	736,515	752,233	729,626
Weighted-average effect of dilutive securities:
RSUs	14,301	—	14,289	—
Stock options	2,709	—	2,727	—
Other	2,455	—	2,262	—
Weighted-average shares used to compute diluted net income (loss) per share	776,002	736,515	771,511	729,626
Dilutive net income (loss) per share attributable to common stockholders	$1.02	$(0.03)	$1.23	$(0.27)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
RSUs	3,928	32,153	15,534	32,153
Warrants	44,454	24,329	44,454	24,329
Stock options	21	5,002	844	5,002
Shares subject to repurchase and others	1,790	6,133	2,436	6,133

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

Note 11. Stockholders’ Equity

Equity Incentive Plans

The Company’s 2013 Equity Incentive Plan became effective upon the completion of the Company’s initial public offering and serves as the successor to the 2007 Equity Incentive Plan. Initially, 68.3 million shares were reserved under the 2013 Equity Incentive Plan and any shares subject to options or other similar awards granted under the 2007 Equity Incentive Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2013 Equity Incentive Plan. The number of shares of the Company’s common stock available for issuance under the 2013 Equity Incentive Plan were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 60,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Company’s Board of Directors. No additional awards were issued under the 2007 Equity Incentive Plan or the 2016 Equity Incentive Plan during the three and nine months ended September 30, 2018.

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

During the nine months ended September 30, 2018, employees purchased an aggregate of 1.0 million shares under the ESPP at a weighted-average price of $16.51 per share. During the nine months ended September 30, 2017, employees purchased an aggregate of 1.1 million shares under the ESPP at a weighted-average price of $12.43 per share.

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

During the nine months ended September 30, 2018, the Company granted 0.7 million shares of restricted common stock with a weighted-average grant date fair value of $25.62 per share in connection with an acquisition. The Company had 2.5 million and 2.8 million shares of unvested restricted common stock as of September 30, 2018 and December 31, 2017, respectively. The Company’s restricted common stock activity was not material during the nine months ended September 30, 2018.

Stock Option Activity

The Company had 3.8 million and 4.8 million shares of stock options outstanding as of September 30, 2018 and December 31, 2017, respectively. The Company’s stock option activity was not material during the nine months ended September 30, 2018.

Performance Restricted Stock Units Activity

The Company grants restricted stock units to certain of its executive officers periodically that vest based on the Company’s attainment of the annual financial performance goals and the executives’ continued employment through the vesting date, approximately one year (PRSUs). These PRSUs are granted when the annual performance targets are set and the awards are approved by the Compensation Committee of the Board of Directors, generally in the first quarter of each financial year.

The following table summarizes the activity related to the Company’s PRSUs for the nine months ended September 30, 2018 (in thousands, except per share data):

	PRSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2017	346	$15.39
Granted (100% target level)	519	$35.25
Additional earned performance shares related to 2017 grants	300	$15.39
Vested (187% target level)	(646)	$15.39
Unvested and outstanding at September 30, 2018	519	$35.25

The total fair value of PRSUs vested during the nine months ended September 30, 2018 was $20.4 million.

The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a performance period of two calendar years and the executives’ continued employment through the vesting date (TSR RSUs).

The following table summarizes the activity related to the Company’s TSR RSUs for the nine months ended September 30, 2018 (in thousands, except per share data):

	TSR RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2017	146	$13.02
Granted (100% target level)	414	$53.71
Canceled	(14)	$13.02
Unvested and outstanding at September 30, 2018	546	$43.87

In addition, there are 1,608,311 additional PRSUs and TSR RSUs at the 100% target level that will vest based on performance goals and Total Shareholder Return (TSR) targets to be granted in 2019 and 2020 at target levels from 0% to 200%.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs and TSR RSUs, for the nine months ended September 30, 2018. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2017	33,123	$19.80
Granted	18,035	$30.45
Vested	(11,097)	$21.69
Canceled	(5,330)	$22.53
Unvested and outstanding at September 30, 2018	34,731	$24.31

The total fair value of RSUs vested during the three months ended September 30, 2018 and 2017 was $126.3 million and $88.3 million, respectively, and $338.4 million and $275.3 million during the nine months ended September 30, 2018 and 2017, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$4,247	$5,625	$12,384	$17,830
Research and development	53,195	57,174	140,210	185,185
Sales and marketing	19,634	22,433	52,681	68,216
General and administrative	14,530	15,727	39,066	60,121
Total stock-based compensation expense	$91,606	$100,959	$244,341	$331,352

The Company capitalized $10.7 million and $12.0 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended September 30, 2018 and 2017, respectively, and $33.5 million and $42.3 million in the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, there was $822.4 million of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 3.2 years. The Company accounts for forfeitures as they occur.

Note 12. Income Taxes

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

The Company recorded an income tax benefit of $701.9 million and $733.3 million for the three and nine months ended September 30, 2018, respectively, and an income tax provision of $3.6 million and $10.2 million for the three and nine months ended September 30, 2017, respectively. The primary difference between the effective tax rate and the federal statutory tax rate relates to the release of the valuation allowance related to most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts during the three months ended September 30, 2018, the release of the Brazilian valuation allowance during the three months ended June 30, 2018, excess share-based compensation tax deductions, and foreign tax rate differences.

During the three months ended September 30, 2018, the Company released $797.4 million of the valuation allowance related to most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts. The valuation allowance release resulted in a net benefit to tax expense of $681.5 million during the three months ended September 30, 2018 due to income tax accounting treatment in interim periods. The Company continues to maintain a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized, which include all capital losses, California, and Massachusetts net deferred tax assets. The Company concluded, based upon the preponderance of positive evidence (i.e. cumulative profit before tax adjusted for permanent items over the previous twelve quarters, a history of taxable income in recent periods, and the current forecast of income before taxes for the United States going forward) over negative evidence and the anticipated ability to use the deferred tax assets, that it was more likely than not that the deferred tax assets could be realized. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not such deferred tax assets may not be realizable.

During the nine months ended September 30, 2018, the Company released the valuation allowance related to deferred tax assets of its Brazilian operations that resulted in a net benefit to tax expense of $43.4 million. The Company reported cumulative profit before tax (adjusted for permanent items) over the previous twelve quarters in its Brazilian operations based on U.S. GAAP and expects that net operating loss carryovers and other deductible amounts in Brazil will ultimately be realizable against future profits. The Company concluded, based upon the preponderance of positive evidence over negative evidence and the anticipated ability to use the deferred tax assets, that it was more likely than not that the deferred tax assets in Brazil would be realizable due to U.S. GAAP forecasted profits for Twitter Brazil. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not such deferred tax assets may not be realizable.

During the three and nine months ended September 30, 2018, the amount of gross unrecognized tax benefits increased by $24.3 million and $52.5 million, respectively. As of September 30, 2018, the Company has $312.9 million of unrecognized tax benefits, of which $258.4 million will affect its effective tax rate, if recognized.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under examination in California for tax years 2013 through 2015. The Company believes that adequate amounts have been reserved in this jurisdiction.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that impact the Company, including a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring its United States deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company will complete its analysis in the fourth quarter of 2018 within the measurement period provided by SAB 118.

As of September 30, 2018, the Company is still determining its policy with respect to whether to record the taxes for Global Intangible Low-Taxed Income, or GILTI, as deferred taxes or period costs and will make a determination in the fourth quarter of 2018 within the measurement period provided by SAB 118. The Company has concluded on the policy of tax law ordering for reflecting the realization of the net operating losses related to GILTI as a permanent adjustment as reflected in the United States valuation allowance release in the third quarter of 2018.

Note 13. Commitments and Contingencies

Credit Facility

In August 2018, the Company entered into a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. As of September 30, 2018, no amounts had been drawn under the credit facility. In connection with entering into the $500.0 million credit facility, the Company also terminated its $1.0 billion unsecured revolving credit facility that was scheduled to mature on October 22, 2018. No amounts had been drawn on the $1.0 billion credit facility at the time of its termination.

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

A summary of gross lease commitments and sublease income as of September 30, 2018 is as follows (in thousands):

	Operating	Sublease	Capital
	Leases	Income	Leases
Years Ending December 31,
Remainder of 2018	$38,643	$(6,568)	$22,179
2019	160,107	(21,524)	70,133
2020	149,511	(12,537)	23,845
2021	108,277	(11,781)	569
2022	83,532	(1,329)	—
Thereafter	212,321	—	—
	$752,391	$(53,739)	116,726
Less: Amounts representing interest			3,396
Total capital lease obligation			113,330
Less: Short-term portion			75,959
Long-term portion			$37,371

Rent expense, net of sublease income, under the Company’s operating leases, including co-location arrangements for the Company’s data centers, was $35.5 million and $29.5 million for the three months ended September 30, 2018 and 2017, respectively, and $102.9 million and $88.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Contractual Obligations

Our principal commitments consist of obligations under the Notes (including principal and coupon interest), capital and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. The following table summarizes our commitments to settle contractual obligations in cash as of September 30, 2018:

	Payments Due by Fiscal Year
		Remainder of
	Total	2018	2019-2020	2021-2022	Thereafter
	(In thousands)
2019 Notes	$937,338	$—	$937,338	$—	$—
2021 Notes	982,646	—	19,106	963,540	—
2024 Notes	1,167,250	1,469	5,742	5,734	1,154,305
Operating lease obligations (1)	752,391	38,643	309,618	191,809	212,321
Capital lease obligations	116,726	22,179	93,978	569	—
Other contractual commitments (2)	336,715	37,536	84,797	135,594	78,788
Total contractual obligations	$4,293,066	$99,827	$1,450,579	$1,297,246	$1,445,414

(1)

The Company entered into several sublease agreements for office space that it is not fully utilizing. Under the sublease agreements, the Company will receive approximately $53.7 million in sublease income over the next five years.

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

The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of September 30, 2018 and December 31, 2017, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three and nine months ended September 30, 2018 and 2017 with respect to litigation or loss contingencies.

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

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of September 30, 2018 and December 31, 2017.

Note 14. Geographical Information

Revenue

See Note 2 – Revenue for further details.

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	September 30,	December 31,
	2018	2017
Property and equipment, net:
United States	$870,962	$730,262
International	33,065	43,453
Total property and equipment, net	$904,027	$773,715

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

Certain of the Company’s directors have affiliations with customers of the Company. The Company recognized revenue under contractual obligations from such customers of $6.7 million and $6.2 million for the three months ended September 30, 2018 and 2017, respectively, and $20.4 million and $16.2 million for the nine months ended September 30, 2018 and 2017, respectively. The Company had outstanding receivable balances of $4.2 million from such customers as of September 30, 2018 and December 31, 2017.

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

The following table summarizes the activities related to the 2016 Lease Plan restructuring charges, as discussed above (in thousands):

2016
Lease Plan
Accrued as of December 31, 2017	$31,929
Charges (1)	(1,266)
Cash payment	(12,558)
Non-cash and other adjustments	(34)
Accrued as of September 30, 2018	$18,071

Reflected in consolidated balance sheets as of September 30, 2018:
Accrued and other current liabilities	$15,251
Other long-term liabilities	$2,820

(1)

For the three and nine months ended September 30, 2018, the Company recorded a reduction to restructuring charges related to its 2016 Lease Plan of $0.1 million and $1.3 million in the consolidated statements of operations, respectively.

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

Overview and Highlights of Quarterly Results

Revenue in the third quarter of 2018 totaled $758.1 million, an increase of 29% compared to $589.6 million in the third quarter of 2017.

•Advertising revenue totaled $649.8 million, an increase of 29% year-over-year.

•Data licensing and other revenue totaled $108.3 million, an increase of 25% year-over-year.

•U.S. revenue totaled $423.4 million, an increase of 28% year-over-year.

•International revenue totaled $334.7 million, an increase of 30% year-over-year.

Net income was $789.2 million. Excluding the net benefit to tax expense of $683.3 million due to deferred tax asset valuation allowance releases, net income was $105.9 million, compared to net loss of $21.1 million for the three months ended September 30, 2017.

Non-GAAP net income was $162.7 million, an increase of 109% year-over-year.

Adjusted EBITDA was $295.4 million, an increase of 43% year-over-year.

Cash, cash equivalents and short-term investments in marketable securities totaled $5.96 billion as of September 30, 2018.

Ad engagements increased 50% year-over-year.

Cost per ad engagement decreased 14% year-over-year.

Average daily active usage for the three months ended September 30, 2018 grew 9% year-over-year.

Average monthly active users were 326 million for the three months ended September 30, 2018, a decrease of 4 million year-over-year and a decrease of 9 million compared to the three months ended June 30, 2018.

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

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended September 30, 2018, we had 326 million average MAUs, which represents a 4 million decrease from the three months ended September 30, 2017 and a 9 million decrease from the three months ended June 30, 2018. The decreases in average MAUs were impacted by a number of factors, including GDPR, decisions we have made to prioritize the health of the platform and not move to paid SMS carrier relationships in certain markets, as well as a product change that reduced automated usage and a technical issue that temporarily reduced the number of notifications sent. In the three months ended September 30, 2018, we had 67 million average MAUs in the United States and 259 million average MAUs in the rest of the world, which represent a decrease of 3% and 0%, respectively, from the three months ended September 30, 2017. For additional information on how we calculate MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

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

DAU grew faster than MAU in the third quarter of 2018 as we continued to benefit from organic growth, product and marketing investments made in this quarter and in prior periods. Our DAU to MAU ratio remains well below 50%. We have a significant opportunity to grow DAU, not just from our existing MAU base, but also from new users who come to Twitter every day.

Changes in Ad Engagements and Changes in Cost per Ad Engagement. We define an ad engagement as a user interaction with one of our pay-for-performance advertising products. Ad engagements with our advertising products are based on a user completing an objective set out by an advertiser such as expanding, Retweeting, liking or replying to a Promoted Tweet, viewing an embedded video, downloading or engaging with a promoted mobile application, clicking on a website link, signing up for marketing emails from advertisers, following the account that Tweets a Promoted Tweet, or completing a transaction on an external website. We believe changes in ad engagements is one way to measure user engagement with our advertising products. We believe changes in cost per ad engagement is one way to measure demand.

In the three months ended September 30, 2018, ad engagements increased 50% from the three months ended September 30, 2017. The increase was driven by increased demand, a continuing mix shift toward video ads, and improved click-through rates. In the three months ended September 30, 2018, average cost per ad engagement decreased 14% from the three months ended September 30, 2017. The decrease in cost per ad engagement was primarily driven by the ongoing mix shift to video ad engagements (which have overall lower cost per ad engagement compared to other ad formats).

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

Revenue Measures Excluding the Impact of Changes in Foreign Exchange Rates (Constant Currency)

In order to present revenue and advertising revenue excluding the impact of changes in foreign exchange rates for the quarter ended September 30, 2018, we translated the applicable measure using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, which is also referred to as constant currency.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization expense, interest and other expenses, net, provision (benefit) for income taxes, restructuring charges and one-time nonrecurring gain, if any.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$789,179	$(21,095)	$950,293	$(199,142)
Stock-based compensation expense	91,606	100,959	244,341	331,352
Depreciation and amortization expense	111,947	97,492	314,775	303,347
Interest and other expense, net	4,610	24,810	29,410	117,613
Provision (benefit) for income taxes	(701,921)	3,564	(733,286)	10,171
Restructuring charges and one-time nonrecurring gain	(18)	1,269	(1,266)	(8,529)
Adjusted EBITDA	$295,403	$206,999	$804,267	$554,812

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

The following table presents a reconciliation of net income (loss) to non-GAAP net income for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of Net Income (Loss) to Non-GAAP Net Income
Net income (loss)	$789,179	$(21,095)	$950,293	$(199,142)
Exclude: Provision (benefit) for income taxes	(701,921)	3,564	(733,286)	10,171
Income (loss) before income taxes	87,258	(17,531)	217,007	(188,971)
Stock-based compensation expense	91,606	100,959	244,341	331,352
Amortization of acquired intangible assets	4,380	11,077	14,198	41,608
Non-cash interest expense related to convertible notes	30,878	20,355	74,909	59,644
Impairment of investments in privately-held companies	—	7,439	3,000	62,439
Restructuring charges and one-time nonrecurring gain	(18)	1,269	(1,266)	(8,529)
Non-GAAP income before income taxes	214,104	123,568	552,189	297,543
Non-GAAP provision for income taxes	51,386	45,720	132,526	110,091
Non-GAAP net income	$162,718	$77,848	$419,663	$187,452

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net income (loss), which is the nearest GAAP equivalent of these financial measures. Some of these limitations are:

•

Adjusted EBITDA, non-GAAP income before income taxes, non-GAAP provision for income taxes as it relates to the calculation of non-GAAP net income and non-GAAP net income exclude restructuring charges and one-time nonrecurring gain and certain recurring, non-cash charges such as stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to convertible notes and impairment of investments in privately-held companies;

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

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Advertising services	$649,816	$502,802	$1,826,032	$1,465,730
Data licensing and other	108,295	86,831	307,491	246,009
Total revenue	758,111	589,633	2,133,523	1,711,739
Costs and expenses (1)
Cost of revenue	243,644	210,016	696,652	643,263
Research and development	150,764	136,115	412,684	408,014
Sales and marketing	193,496	172,957	559,587	527,847
General and administrative	78,339	63,266	218,183	203,973
Total costs and expenses	666,243	582,354	1,887,106	1,783,097
Income (loss) from operations	91,868	7,279	246,417	(71,358)
Interest expense	(38,336)	(26,732)	(95,333)	(78,537)
Interest income	36,067	12,028	74,208	31,034
Other expense, net	(2,341)	(10,106)	(8,285)	(70,110)
Income (loss) before income taxes	87,258	(17,531)	217,007	(188,971)
Provision (benefit) for income taxes	(701,921)	3,564	(733,286)	10,171
Net income (loss)	$789,179	$(21,095)	$950,293	$(199,142)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$4,247	$5,625	$12,384	$17,830
Research and development	53,195	57,174	140,210	185,185
Sales and marketing	19,634	22,433	52,681	68,216
General and administrative	14,530	15,727	39,066	60,121
Total stock-based compensation expense	$91,606	$100,959	$244,341	$331,352

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Advertising services	86%	85%	86%	86%
Data licensing and other	14	15	14	14
Total revenue	100	100	100	100
Costs and expenses
Cost of revenue	32	36	33	38
Research and development	20	23	19	24
Sales and marketing	26	29	26	31
General and administrative	10	11	10	12
Total costs and expenses	88	99	88	104
Income (loss) from operations	12	1	12	(4)
Interest expense	(5)	(5)	(4)	(5)
Interest income	5	2	3	2
Other expense, net	(0)	(2)	(0)	(4)
Income (loss) before income taxes	12	(3)	10	(11)
Provision (benefit) for income taxes	(93)	1	(34)	1
Net income (loss)	104%	(4)%	45%	(12)%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Advertising services	$649,816	$502,802	29%	$1,826,032	$1,465,730	25%
Data licensing and other	108,295	86,831	25%	307,491	246,009	25%
Total revenue	$758,111	$589,633	29%	$2,133,523	$1,711,739	25%

Revenue in the three and nine months ended September 30, 2018 increased by $168.5 million or 29% and $421.8 million or 25% respectively, compared to the three and nine months ended September 30, 2017. On a constant currency basis, revenue in the three and nine months ended September 30, 2018 would have increased by $173.6 million or 29% and $406.0 million or 24% compared to the three and nine months ended September 30, 2017, respectively.

In the three and nine months ended September 30, 2018, advertising revenue increased by 29% and 25%, respectively, compared to the three and nine months ended September 30, 2017. On a constant currency basis, advertising revenue in the three and nine months ended September 30, 2018 would have increased by $152.2 million or 30% and $344.5 million or 24% compared to the three and nine months ended September 30, 2017, respectively. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising products on our owned and operated platform in the three and nine months ended September 30, 2018 was $616.6 million and $1.71 billion, respectively, as compared to $454.6 million and $1.31 billion in the three and nine months ended September 30, 2017, respectively. Advertising revenue generated from the sale of our advertising products placed on third-party publishers’ websites, applications and other offerings in the three and nine months ended September 30, 2018 was $33.2 million and $112.3 million, respectively, as compared to $48.2 million and $159.9 million in the three and nine months ended September 30, 2017, respectively. The decrease in advertising revenue from the sale of our advertising products placed on third-party publishers’ websites, applications and other offerings in the three and nine months ended September 30, 2018 was mainly driven by the lack of contribution from TellApart (which was fully deprecated in 2017) and lower revenue from Twitter Audience Platform. TellApart revenue was $7.5 million and $44.5 million in the three and nine months ended September 30, 2017, respectively, with the last TellApart revenue generated in the three months ended September 30, 2017.

The overall increase in advertising revenue was primarily attributable to a 50% and 66% increase in the number of ad engagements in the three and nine months ended September 30, 2018, respectively, offset by a 14% and 25% decrease in average cost per ad engagement in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in ad engagements was driven by increased demand, including demand around the World Cup during the first two weeks of July, a continuing mix shift toward video ads, and improved click-through rates. The decrease in average cost per ad engagement was primarily driven by the ongoing mix shift to video ad engagements (which have overall lower cost per ad engagement compared to other ad formats).

Advertising revenue was driven by broad-based growth across most products and geographies. As we continue to improve our sales execution, drive ad relevance, and grow our user base and the level of engagement of our users, we believe the potential to increase our revenue grows.

In the three and nine months ended September 30, 2018, data licensing and other revenue increased by 25% compared to the three months and nine months ended September 30, 2017. The increase was mainly attributable to data licensing fees from the offering of data products, driven by new and expanded relationships, as well as steady revenue contribution from MoPub. We expect to generate increased revenue in MoPub while also growing our data revenue through our product and channel segmented go-to-market approach.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Cost of revenue	$243,644	$210,016	16%	$696,652	$643,263	8%
Cost of revenue as a percentage of revenue	32%	36%		33%	38%

In the three months ended September 30, 2018, cost of revenue increased by $33.6 million compared to the three months ended September 30, 2017. The increase was attributable to an $18.8 million increase in depreciation and amortization expense primarily related to additional internally developed software, server and networking equipment, an $18.0 million increase in content costs, and a $4.8 million increase in other direct costs. These increases were offset by an $8.0 million decrease in TAC substantially due to the decrease in advertising revenue generated from TellApart, which we fully deprecated in 2017.

In the nine months ended September 30, 2018, cost of revenue increased by $53.4 million compared to the nine months ended September 30, 2017. The increase was attributable to a $56.0 million increase in content costs, a $30.2 million increase in depreciation and amortization expense primarily related to additional internally developed software, server and networking equipment, and a $7.6 million increase in other direct costs. These increases were offset by a $32.8 million decrease in TAC substantially due to the decrease in advertising revenue generated from TellApart, which we fully deprecated in 2017, and a $7.6 million decrease in infrastructure costs.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Research and development	$150,764	$136,115	11%	$412,684	$408,014	1%
Research and development as a percentage of revenue	20%	23%		19%	24%

In the three months ended September 30, 2018, research and development expenses increased by $14.7 million compared to the three months ended September 30, 2017. The increase was attributable to a $12.5 million increase in personnel-related costs driven by an increase in average employee headcount offset by a decrease in stock-based compensation expense, and an $8.3 million increase in allocated facilities and other supporting overhead expenses, as well as other expenses. These increases were offset by a $6.1 million increase in the capitalization of costs associated with developing software for internal use.

In the nine months ended September 30, 2018, research and development expenses increased by $4.7 million compared to the nine months ended September 30, 2017. The increase was attributable to a $13.1 million increase in allocated facilities and other supporting overhead expenses, as well as other expenses, and the absence of a $10.7 million one-time nonrecurring gain on sale of assets that occurred in the nine months ended September 30, 2017, net of restructuring charges. These increases were offset by a $15.8 million decrease in personnel-related costs driven by a decrease in stock-based compensation expense offset by an increase in average employee headcount, and a $3.3 million increase in the capitalization of costs associated with developing software for internal use and other expenses.

We plan to continue to invest in key areas of our business to ensure that we have the right level of engineering, product management and design personnel and related resources to support our research and development efforts. We expect that research and development costs in absolute dollars will increase in the near term but will vary from period to period as a percentage of revenue.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Sales and marketing	$193,496	$172,957	12%	$559,587	$527,847	6%
Sales and marketing as a percentage of revenue	26%	29%		26%	31%

In the three months ended September 30, 2018, sales and marketing expenses increased by $20.5 million compared to the three months ended September 30, 2017. The increase was attributable to a $15.0 million increase in allocated facilities and other supporting overhead expenses, as well as other expenses, and a $10.3 million increase in personnel-related costs driven by an increase in average employee headcount offset by a decrease in stock-based compensation expense. These increases were offset by a $2.8 million decrease in marketing and sales-related expenses and other expenses, and a $2.0 million decrease in amortization of acquired intangible assets.

In the nine months ended September 30, 2018, sales and marketing expenses increased by $31.7 million compared to the nine months ended September 30, 2017. The increase was attributable to a $31.8 million increase in allocated facilities and other supporting overhead expenses, as well as other expenses, and a $19.4 million increase in personnel-related costs driven by an increase in average employee headcount offset by a decrease in stock-based compensation expense. These increases were offset by a $15.6 million decrease in amortization of acquired intangible assets, a $2.3 million decrease in restructuring charges, and a $1.6 million decrease in marketing and sales-related expenses.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
General and administrative	$78,339	$63,266	24%	$218,183	$203,973	7%
General and administrative as a percentage of revenue	10%	11%		10%	12%

In the three months ended September 30, 2018, general and administrative expense increased by $15.1 million compared to the three months ended September 30, 2017. The increase was attributable to a $20.7 million increase in personnel-related costs driven by an increase in average employee headcount offset by a decrease in stock-based compensation expense, and a $4.9 million increase in professional service fees. These increases were offset by a $10.5 million increase in allocated facilities and other supporting overhead expenses.

In the nine months ended September 30, 2018, general and administrative expense increased by $14.2 million compared to the nine months ended September 30, 2017. The increase was attributable to a $14.9 million increase in personnel-related costs driven by an increase in average employee headcount offset by a decrease in stock-based compensation expense, and a $13.8 million increase in professional service fees. The increases were offset by a $13.2 million increase in allocated facilities and other supporting overhead expenses, and a $1.3 million decrease in other expenses.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Interest expense	$38,336	$26,732	43%	$95,333	$78,537	21%

In the three and nine months ended September 30, 2018, interest expense increased by $11.6 million and $16.8 million, respectively, compared to the three and nine months ended September 30, 2017. The increase was primarily attributable to our Notes, including the offering of our 2024 Notes in June 2018. Interest expense in the three and nine months ended September 30, 2018 was comprised of $37.2 million and $91.4 million, respectively, of total interest expense related to the Notes as well as the credit facility, and $1.1 million and $3.9 million, respectively, related to capital leases of equipment.

Interest Income

Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Interest income	$36,067	$12,028	200%	$74,208	$31,034	139%

Interest income increased by $24.0 million and $43.2 million in the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. The increase was primarily attributable to higher invested cash balances and higher interest rates.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Other expense, net	$2,341	$10,106	(77)%	$8,285	$70,110	(88)%

Other expense, net, decreased by $7.8 million and $61.8 million in the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. The decrease was primarily attributable to no impairment charge in the three months ended September 30, 2018 and a $3.0 million impairment charge in the nine months ended September 30, 2018, compared to a $7.4 million and $62.4 million impairment charge in the three and nine months ended September 30, 2017, respectively, and the more favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. We released the valuation allowance related to most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts, as well as in Brazil, which resulted in a net tax benefit. Our future effective tax rate will also be affected by the changes in tax rates and tax regulations, the impact of tax examinations, the impact of business combinations, and changes in valuation allowance. In addition, the provision is impacted by deferred income taxes and changes in the related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$(701,921)	$3,564	$(733,286)	$10,171

Our benefit for income taxes in the three and nine months ended September 30, 2018 was $701.9 million and $733.3 million, respectively. Excluding the net benefit to tax expense of $683.3 million and $725.3 million, our benefit for income taxes in the three and nine months ended September 30, 2018 was $18.6 million and $8.0 million, respectively, compared to provision of $3.6 million and $10.2 million in the three and nine months ended September 30, 2017, respectively. The change was primarily due to the release of our valuation allowance related to most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts during the three months ended September 30, 2018 and the release of the Brazilian valuation allowance during the three months ended June 30, 2018. Our future effective tax rate could be affected by our jurisdictional mix of income before taxes, including our allocation of centrally incurred costs to foreign jurisdictions, changes in tax rates and tax regulations, the impact of tax examinations, the impact of business combinations, tax effects of share based compensation, and changes in valuation allowance.

During the three months ended September 30, 2018, we released $797.4 million of the valuation allowance related to most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts. The valuation allowance release resulted in a net benefit to tax expense of $681.5 million during the three months ended September 30, 2018 due to income tax accounting treatment in interim periods. We continue to maintain a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized, which include all capital losses, California, and Massachusetts net deferred tax assets. We concluded, based upon the preponderance of positive evidence (i.e. cumulative profit before tax adjusted for permanent items over the previous twelve quarters, a history of taxable income in recent periods, and the current forecast of income before taxes for the United States going forward) over negative evidence and the anticipated ability to use the deferred tax assets, that it was more likely than not that the deferred tax assets could be realized. If there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not such deferred tax assets may not be realizable.

During the nine months ended September 30, 2018, we released the valuation allowance related to deferred tax assets of our Brazilian operations that resulted in a net benefit to tax expense of $43.4 million. We reported cumulative profit before tax adjusted for permanent items over the previous twelve quarters in its Brazilian operations based on U.S. GAAP and expects that net operating loss carryovers and other deductible amounts in Brazil will ultimately be realizable against future profits. We concluded, based upon the preponderance of positive evidence over negative evidence and the anticipated ability to use the deferred tax assets, that it was more likely than not that the deferred tax assets in Brazil would be realizable due to U.S. GAAP forecasted profits for Twitter Brazil. If there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not such deferred tax assets may not be realizable.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. Among other provisions, the Tax Act reduces the United States federal statutory corporate income tax rate from 35% to 21%. Due to the magnitude of the changes enacted by the Tax Act, along with the pending status of the laws and guidance from the United States and state regulatory and standard-setting bodies, the accounting for the tax impacts of the Tax Act has been reported as provisional and may be subject to material change. There may be significant changes to our future effective tax rate, which may result in a material adverse effect on our business as a result of the Tax Act. We are not subject to the one-time transition tax due to net cumulative losses in our foreign operations. We are still assessing the impact of the international tax provisions provided for in the Tax Act that applies to calendar years 2018 onwards. We will complete our analysis in the fourth quarter of 2018 within the measurement period provided by SAB 118. Going forward, as a result of the Tax Act, our GAAP tax rate will be higher than our tax rate for our actual cash tax liabilities until we utilize all of our net operating loss carryforwards. Due to the mechanics of the Global Intangible Low-Taxed Income (GILTI) provisions, we will continue to calculate GAAP taxes on worldwide earnings in the U.S. without the benefit of foreign taxes paid.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net income (loss)	$950,293	$(199,142)
Net cash provided by operating activities	1,007,712	633,102
Net cash provided by (used in) investing activities	(1,699,287)	18,754
Net cash provided by (used in) financing activities	989,231	(65,843)

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

As of September 30, 2018, we had $5.96 billion of cash, cash equivalents and short-term investments in marketable securities, of which $205.5 million was held by our foreign subsidiaries. Under the current tax laws, if these funds are needed for our operations in the U.S., we would be required to accrue and pay additional taxes to repatriate certain of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. In addition, we have a revolving unsecured credit facility (described below) available to borrow up to $500.0 million. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. The Tax Act is not expected to have a material impact on our liquidity and capital resources going forward.

Credit Facility

In August 2018, we entered into a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. As of September 30, 2018, no amounts had been drawn under the credit facility. In connection with entering into the $500.0 million credit facility, we also terminated our $1.0 billion unsecured revolving credit facility that was scheduled to mature on October 22, 2018. No amounts had been drawn on the $1.0 billion credit facility at the time of its termination.

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

Cash provided by operating activities in the nine months ended September 30, 2018 was $1.01 billion, an increase in cash inflow of $374.6 million compared to the nine months ended September 30, 2017. Cash provided by operating activities was driven by net income of $950.3 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $117.2 million, of which $725.3 million was related to a net benefit to tax expense associated with the release of the valuation allowance related to deferred tax assets, $314.8 million was related to depreciation and amortization expense, $244.3 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $174.6 million, which was in part driven by a one-time refund of prepaid employment taxes of $119.5 million.

Cash provided by operating activities in the nine months ended September 30, 2017 was $633.1 million. Cash provided by operating activities was driven by a net loss of $199.1 million, as adjusted for the exclusion of non-cash expenses totaling $754.2 million, of which $331.4 million was related to stock-based compensation expense, $303.3 million was related to depreciation and amortization expense and $62.4 million was related to an impairment charge on an investment in a privately-held company, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $78.0 million.

Investing Activities

Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.

Cash used in investing activities in the nine months ended September 30, 2018 was $1.70 billion, compared to $18.8 million cash provided by investing activities in the nine months ended September 30, 2017. The change was primarily due to a $2.03 billion increase in purchases of marketable securities, a $289.3 million increase in purchases of property and equipment, a $35.0 million decrease in proceeds from sale of long-lived assets, and a net increase of $33.6 million in cash used in business combinations, offset by a $660.0 million increase in proceeds from sales and maturities of marketable securities, an $8.8 million decrease in expenditures on other investing activities and $5.3 million increase in proceeds from sales of property and equipment.

We anticipate making capital expenditures of approximately $60 million to $85 million in the fourth quarter of 2018, as we invest in our infrastructure equipment.

Financing Activities

Our primary financing activities consist of issuances of securities, including common stock issued under our employee stock purchase plan, capital lease financing and stock option exercises by employees and other service providers.

Cash provided by financing activities in the nine months ended September 30, 2018 was $989.2 million, compared to $65.8 million cash used in financing activities in the nine months ended September 30, 2017. The change was due to net proceeds of $1.14 billion from the issuance of convertible notes net of issuance costs, reduced by the net cash outflow of $81.2 million from the purchase of convertible note hedges and sale of warrants closed in connection with the issuance of convertible notes, an $11.2 million decrease in payments of capital lease obligations, and a $2.3 million increase in proceeds from the issuance of shares of stock from the ESPP, offset by a $9.1 million increase in tax payments related to net share settlements of equity awards and a $4.6 million decrease in proceeds from option exercises.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2018.

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

Once we determine that we are more likely than not to utilize deferred tax assets, we assess the amount of the valuation allowance we can utilize and release such valuation allowance. To determine the amount of deferred tax assets we can utilize in the future requires management to make significant estimates and assumptions, including estimate of future expected taxable income for each tax jurisdiction. We have also elected to treat the realization of net operating losses related to the Global Intangible Low-taxed Income, or GILTI under the tax law ordering approach when applying the impacts of GILTI to determine the amount of deferred tax asset we can utilize. Our election to use tax law ordering when applying the impact of GILTI is based on management’s interpretation of the tax rules; if the tax rules or our estimate of future expected taxable income changes, the amount of deferred tax assets we expect to utilize may be impacted.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a more complete discussion of our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as described in regards to our accounting policy related to revenue in Note 2 of Part I, Item 1, and income taxes above, of this Quarterly Report on Form 10-Q.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of September 30, 2018, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $19.1 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Net realized and unrealized foreign currency gains were immaterial for the three and nine months ended September 30, 2018 and 2017. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollars would have resulted in a gain or loss of approximately $1.4 million as of September 30, 2018.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.

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

Risks Related to Our Business and Our Industry

If we fail to increase the growth rate of our DAUs, or if user engagement or ad engagement on our platform decline, our revenue, business and operating results may be harmed.

The size of our user base and our users’ level of engagement are critical to our success. DAUs for the three months ended September 30, 2018 increased 9% year-over-year. We had 326 million average MAUs in the three months ended September 30, 2018, reflecting a 9 million decrease from 335 million average MAUs in the three months ended June 30, 2018. Our financial performance has been and will continue to be significantly determined by our success in increasing the growth rate of our DAUs and increasing their overall level of engagement on our platform as well as the number of ad engagements. We anticipate that our DAU growth rate will continue to slow over time as the size of our user base increases. For example, in general, a higher proportion of Internet users in the United States uses Twitter than Internet users in other countries and, in the future, we expect our user growth rate in certain international markets to continue to be higher than our user growth rate in the United States. To the extent our DAU growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites or platforms that achieved early popularity have seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

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

We believe that meaningful improvement in audience growth rate and engagement is dependent on improving our product and feature offerings to demonstrate our value proposition to a larger audience. If we are unable to increase our user base, user growth rate or user engagement, or if these metrics decline, our products and services could be less attractive to potential or new users, as well as to advertisers, content partners and platform partners, which would have a material and adverse impact on our business, financial condition and operating results.

If our users or content partners do not continue to contribute content or such content is not viewed as unique or engaging by other users, we may experience a decline in users accessing our products and services and user engagement, which could result in the loss of content partners, advertisers, platform partners and revenue.

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 86% of our revenue from advertising in the fiscal year ended December 31, 2017 and the nine months ended September 30, 2018. We generate substantially all of our advertising revenue through the sale of our Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending as well as the re-evaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Since our initial public offering, our revenue growth has been primarily driven by increases in the number of our users and increases in our ad load driven by strong advertiser demand as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase the number of our users, their engagement or monetize our larger global audience. Our advertising revenue also could be adversely affected by a number of other factors, including:

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

•	the pricing of our products and services;
•	the development and introduction of new products or services, changes in features of existing products or services or de-emphasis or termination of existing products, product features or services;
•	the impact of competitors or competitive products and services;
•	our ability to maintain or increase revenue;

•	our ability to maintain or improve gross margins and operating margins;
•	increases in research and development, marketing and sales and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	stock-based compensation expense;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs;
•	system failures resulting in the inaccessibility of our products and services;
•	breaches of security or privacy, and the costs associated with remediating any such breaches;
•	adverse litigation judgments, settlements or other litigation-related costs, and the fees associated with investigating and defending claims;
•	changes in the legislative or regulatory environment, including with respect to security, tax, privacy or enforcement by government regulators, including fines, orders or consent decrees;
•	changes in reserves or other non-cash credits or charges, such as releases of deferred tax asset valuation allowances, impairment charges or purchase accounting adjustments;
•	changes in our expected estimated useful life of property and equipment and intangible assets;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	changes in U.S. generally accepted accounting principles; and
•	changes in global business or macroeconomic conditions.

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

We believe that our long-term success depends on our ability to improve the health of the public conversation on Twitter. We have made this our priority and have focused our efforts on improving the quality of that conversation, including by devoting substantial internal resources to our strategy. These efforts include the reduction of abuse, harassment, spam, manipulation and malicious automation on the platform, as well as a focus on improving information quality and the civility of conversation on Twitter. For example, we recently announced that we were removing certain locked accounts from follower counts across profiles globally. While that specific change did not affect our previously-disclosed MAU or DAU metrics, some of the health initiatives that we have implemented as part of our ongoing commitment to a healthy public conversation have negatively impacted, and may in the future negatively impact, our publicly reported metrics in a few ways. First, our health efforts include the removal of accounts pursuant to our terms and services that are abusive, spammy, fake or malicious, and these accounts may be monthly active or daily active users, as well as actions taken to detect and challenge potentially automated, spammy, or malicious accounts during the sign-up process. For example, in the third quarter of 2018, average MAUs were 326 million, a decrease of 4 million users year-over-year and a decrease of 9 million quarter-over-quarter, reflecting, in part, the impact from decisions we have made to prioritize the health of the platform. Second, we are also making active decisions to prioritize health related initiatives over other near-term product improvements that may drive more usage of Twitter as a daily utility. These decisions may not be consistent with the short-term expectations of our advertising customers or investors and may not produce the long-term benefits that we expect, in which case our user growth and user engagement, our relationships with advertisers and our business and operating results could be harmed.

We depend on highly skilled personnel to grow and operate our business, and have seen high levels of attrition.  If we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

Our future success and strategy will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers and product managers. We depend on contributions from our employees, and in particular our senior management team, to execute efficiently and effectively. We do not have employment agreements other than offer letters with any member of our senior management or other key employee, and we do not maintain key person life insurance for any employee. We also face significant competition for employees, particularly in the San Francisco Bay Area (where our headquarters is located) and other key markets, for engineers, designers and product managers from other Internet and high-growth companies, which include both publicly-traded and privately-held companies. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we have also experienced high voluntary attrition, and the resulting influx of new leaders and other employees has required us to expend the time, attention and resources necessary to recruit and retain talent, restructure parts of our organization, and train and integrate new employees. In addition, to attract highly and retain skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. We may need to invest significant amounts of cash and equity to attract and retain new employees and we may not realize sufficient return on these investments. In addition, changes to U.S. immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to effectively attract and retain employees, we may not be able to innovate or execute quickly on our strategy and our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

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

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, users outside the United States constituted 79% of our average MAUs in the three months ended September 30, 2018, but our international revenue, as determined based on the billing location of our customers, was only 44% of our consolidated revenue in the three months ended September 30, 2018. Our inability to successfully expand our business internationally could adversely affect our business, financial condition and operating results.

User growth and engagement depend upon effective interoperation with operating systems, networks, devices, web browsers and standards that we do not control.

We make our products and services available across a variety of operating systems and through websites. We are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox. Any changes, bugs or technical issues in such systems, devices or web browsers or changes in our relationships with mobile operating system partners or mobile carriers, or in their terms of service or policies that diminish the functionality of our products and services, make it difficult for our users to access our content, limit our ability to target or measure the effectiveness of ads, impose fees related to our products or services or give preferential treatment to competitive products or services could adversely affect usage of our products and services. For example, many of our relationships with our mobile carriers to deliver our SMS messages were originally negotiated as free or low-cost connections, but recently some of the mobile carriers have been proposing fee increases for these arrangements, which may not be cost-effective for us. This may, in turn, adversely affect the number of users who receive our SMS messages. Additionally, some of our mobile carriers have experienced infrastructure issues due to natural disasters, which have caused deliverability errors or poor quality communications with our products. Any such errors, regardless of whether caused by our infrastructure or that of the service provider, may result in the loss of our existing users or may make it difficult to attract new users. Further, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our products and services work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a majority of our users access our products and services through mobile devices, we are particularly dependent on the interoperability of our products and services with mobile devices and operating systems in order to deliver our products and services. For example, a change was made to Safari’s integration with third-party applications including Twitter that resulted in a decrease of approximately 1 million MAUs in the first quarter of 2018 who accessed Twitter by using registered third-party applications when those applications automatically contact our servers for regular updates without discernible user-initiated action. We also may not be successful in developing relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our products and services, particularly on their mobile devices, our user growth and engagement could be harmed, and our business and operating results could be adversely affected.

Our products and services may contain undetected software errors, which could harm our business and operating results.

Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, in May 2018, we announced that an internal bug had resulted in the storage of passwords unmasked in an internal log. When users set a password for their Twitter accounts, we secure those passwords in a format that prevents anyone at Twitter from seeing or knowing the actual password through a password hashing function, which replaces the actual password with a random set of numbers and letters that are stored in Twitter’s system. Due to a bug, passwords were written to a service log before completing the hashing process. We found this error ourselves, removed the passwords from the logs, and are implementing plans to prevent this bug from happening again. Our investigation shows no indication of breach or misuse by anyone. In September 2018, we announced an internal bug related to our Account Activity API, which allows registered developers to build customer support and engagement tools for businesses and others on Twitter. This bug may have caused some of the customer communications and engagements with businesses and others on Twitter to be unintentionally sent to another registered developer. Although our initial analysis indicates that a complex series of technical circumstances had to occur at the same time for this bug to have resulted in account information definitively being shared with the wrong recipient, we contacted our developer partners to ensure that they are complying with their obligations to delete information they should not have in their possession. As was the case with these errors, errors in our software code may only be discovered after the product or service has been released. Errors, vulnerabilities, or other design defects within the software on which we rely may result in a negative experience for users, partners and advertisers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. For example, in December 2016, we discovered and corrected a technical error in our Android application that resulted in incorrect reporting of certain video advertisement metrics for approximately one month. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of content or platform partners, loss of advertisers or advertising revenue or liability for damages or other relief sought in lawsuits, regulatory inquiries or other proceedings, any of which could adversely affect our business and operating results.

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

Since our inception, we have incurred significant operating losses, and, as of September 30, 2018, we had an accumulated deficit of $1.71 billion. Although our revenue has grown rapidly, increasing from $664.9 million in 2013 to $2.44 billion in 2017, our revenue growth rate has slowed as a result of a variety of factors. We believe that our future revenue growth will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our costs may increase in future periods as we continue to expend substantial financial resources on:

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

As our user base expands and our users generate more content, including photos and videos hosted by Twitter, we may be required to expand and adapt our technology and infrastructure to continue to reliably store, serve and analyze this content. It may become increasingly difficult to maintain and improve the performance of our products and services, especially during peak usage times, as our products and services become more complex and our user traffic increases. In addition, because we lease our data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If our users are unable to access Twitter or we are not able to make information available rapidly on Twitter, users may seek other channels to obtain the information, and may not return to Twitter or use Twitter as often in the future, or at all. This would negatively impact our ability to attract users, content partners and advertisers and increase engagement of our users. We expect to continue to make significant investments to maintain and improve the capacity, capability and reliability of our infrastructure. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

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

Spam and fake accounts could diminish the user experience on our platform, which could damage our reputation and deter our current and potential users from using our products and services.

“Spam” on Twitter refers to a range of abusive activities that are prohibited by our terms of service and is generally defined as unsolicited, repeated actions that negatively impact other users with the general goal of drawing user attention to a given account, site, product or idea. This includes posting large numbers of unsolicited mentions of a user, duplicate Tweets, malicious automation, misleading links (e.g., to malware or “click-jacking” pages) or other false or misleading content, and aggressively following and un-following accounts, adding users to lists, sending invitations, Retweeting and liking Tweets to inappropriately attract attention. Our terms of service also prohibit the creation of serial or bulk accounts, both manually or using automation, for disruptive or abusive purposes, such as to Tweet spam or to artificially inflate the popularity of users seeking to promote themselves on Twitter. Although we continue to invest resources to reduce spam and fake accounts on Twitter, which includes our investments to improve the health of the public conversation on Twitter, we expect spammers will continue to seek ways to act inappropriately on our platform. In addition, we expect that increases in the number of users on our platform will result in increased efforts by spammers to misuse our platform. We continuously combat spam and fake accounts, including by suspending or terminating accounts we believe to be spammers and launching algorithmic changes focused on curbing abusive activities. Our actions to combat spam and fake accounts require the diversion of significant time and focus of our engineering team from otherwise improving our products and services. If spam and fake accounts increase on Twitter, this could hurt our reputation for delivering relevant content or reduce user growth rate and user engagement and result in continuing operational cost to us.

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

Our products operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem. Additionally, the natural sunsetting of third-party products and operating systems that we use requires that our infrastructure teams reallocate time and attention to migration and updates, during which period potential security vulnerabilities could be exploited. If there is a security vulnerability (such as the Spectre and Meltdown vulnerabilities) in one of these components and if there is a security exploit targeting it, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position.

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

Our security measures may also be breached due to employee error, malfeasance or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our data or our users’ or advertisers’ data or accounts, or may otherwise obtain access to such data or accounts. Since our users and advertisers may use their Twitter accounts to establish and maintain online identities, unauthorized communications from Twitter accounts that have been compromised may damage their personal security, reputations and brands as well as our reputation and brand. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, our users and advertisers may be harmed, lose trust and confidence in us, decrease the use of our products and services or stop using our products and services in their entirety. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

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

•

compliance with applicable foreign laws and regulations, including laws and regulations with respect to privacy, data security, consumer protection, fake news, hate speech, spam and content, and the risk of penalties to our users and individual members of management if our practices are deemed to be out of compliance;

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

The number of our active users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the third quarter of 2018 continued to represent fewer than 5% of our MAUs during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform. Further, we rely on third-party SMS aggregators and mobile carriers to deliver SMS messages to certain of our users. If, however, we are notified of material deliverability issues because of, for example, infrastructure issues at the service-provider level or governmental restrictions based on content, we do not include the affected users in MAUs. We may also discover unexpected errors in our internal data that resulted from technical or other errors. For example, in 2017, we discovered that since the fourth quarter of 2014 we had included users of certain third-party applications as Twitter MAUs that should not have been considered MAUs. These third-party applications used Digits, a software development kit of our now-divested Fabric platform that allowed third-party applications to send authentication messages via SMS through our systems, which did not relate to activity on the Twitter platform. Although the change in the MAUs was relatively small in relation to our overall MAU numbers, we may face increased scrutiny as a result of the error.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. In the three months ended September 30, 2018, 93% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, a significant portion of users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

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

We may not have sufficient cash on hand or the ability to raise the funds necessary for cash settlement upon conversion of our convertible senior notes or to repurchase such notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of such notes.

In 2014, we issued $935.0 million in aggregate principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million in aggregate principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes, in private placements to qualified institutional buyers. In June 2018, we issued an additional $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024, which we refer to as the Notes when taken together with the 2019 Notes and the 2021 Notes, in a private placement to qualified institutional buyers. As of September 30, 2018, we had a total par value of $3.04 billion of outstanding Notes.

Holders of the Notes will have the right under the indenture for the Notes to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the relevant maturity date, in each case at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased. However, we may not have sufficient available cash on hand or be able to obtain financing at the time we are required to make cash settlement upon conversion of the Notes or repurchase the Notes upon a fundamental change. In addition, our ability to repurchase the Notes or pay cash due upon conversions of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness.

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

The 2017 Tax Cuts and Jobs Act (the “Tax Act”) contains many significant changes to the U.S. federal income tax laws, the consequences to us of which have not yet been fully determined and which could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. Greater than anticipated tax expenses, or disputes with tax authorities, could adversely impact our operating results. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed changes to tax laws regarding digital services that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.

On August 7, 2018, the Ninth Circuit Court of Appeals withdrew its July 24, 2018 opinion in Altera Corp. v. Commissioner which required related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation and reversed the prior decision of the United States Tax Court. We will continue to monitor the potential effects of any future developments in this case and related matters. We could be negatively impacted by an adverse ruling in the case.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The Tax Act significantly affected U.S. tax law by changing how U.S. income tax is assessed on multinational corporations. The Tax Act requires complex computations not previously provided for in U.S. tax law and the U.S. Department of Treasury may issue regulations and interpretive guidance that may significantly impact how we will apply the law and impact our results of operations. Additionally, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions call for the collection and preparation of information not previously required. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates and recorded a provisional estimate of the effect of the Tax Act in our financial statements for the three and nine months ended September 30, 2018. As additional regulatory and interpretive guidance is issued, we may refine our analysis and make adjustments that differ from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2018, we had recorded a total of $1.27 billion of goodwill and intangible assets. An adverse change in market conditions or financial results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $3.02 billion and state net operating loss carryforwards of approximately $1.31 billion. As of December 31, 2017, we had federal R&D credits of $263.2 million and California credits of $203.4 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. In addition, the Tax Act includes changes to the U.S. federal corporate income tax rate, and our net operating loss carryforwards and other deferred tax assets have been revalued at the newly enacted rate. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

•	limiting the liability of, and providing indemnification to, our directors and officers;
•	limiting the ability of our stockholders to call and bring business before special meetings;
•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and
•	controlling the procedures for the conduct and scheduling of stockholder meetings.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $74.73 to $13.72 through September 30, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Revolving Credit Agreement, dated as of August 7, 2018, by and among Twitter, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-36164	10.1	August 10, 2018
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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

TWITTER, INC.

Date: October 30, 2018	By:	/s/ Jack Dorsey
Jack Dorsey
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2018	By:	/s/ Ned Segal
Ned Segal
Chief Financial Officer
(Principal Financial Officer)