Form 10-K
period 2018-12-31
TWITTER, INC.
filed 2019-02-21
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).    YES  ☒    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2018 as reported by the New York Stock Exchange on such date was approximately $31.2 billion.

The number of shares of the registrant’s common stock outstanding as of February 7, 2019 was 766,824,550.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement, including ad engagement, of our users and its impact on revenue;
•	our plans regarding health and user safety, including our expectations regarding the impact on our reported metrics, policies, enforcement and preventing manipulation of our platform;
•	our expectations regarding monetizable DAUs (mDAUs), MAUs, changes in cost per ad engagement and changes in ad engagements;
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

•	our ability to provide new content from third parties, including our ability to secure live streaming video content on terms that are acceptable to us;
•	our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth and growth rates and related opportunities as well as the continued usage of our mobile applications, including the impact of seasonality;
•	our ability to increase our revenue and our revenue growth rate, including advertising and data licensing and other revenue;
•	our ability to improve user monetization;
•

our future financial performance, including trends in cost per ad engagement, revenue (including data licensing revenue), cost of revenue, operating expenses, including stock-based compensation and income taxes;

•	our expectations regarding fluctuations in our tax expense and cash taxes;
•	the impact of the General Data Protection Regulation (GDPR) and other data and privacy regulation;
•	our expectations regarding outstanding litigation or the decisions of the courts;
•	the effects of seasonal trends on our results of operations;
•	the impact of our recent financial results on our valuation allowance for federal and state deferred tax assets;
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

NOTE REGARDING KEY METRICS

We review a number of metrics, including monetizable daily active usage or users, or mDAUs, monthly active usage or users, or MAUs, changes in ad engagements and changes in cost per ad engagement, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for a discussion of how we calculate mDAUs, MAUs, changes in ad engagements and changes in cost per ad engagement.

We define monetizable daily active usage or users (mDAU) as Twitter users who logged in and accessed Twitter on any given day through Twitter.com or Twitter applications that are able to show ads. Our definition and calculation of mDAU is the same as that of the DAU data presented since the first quarter of 2016. The calculation of mDAU is not based on any standardized industry methodology and is not necessarily calculated in the same manner or comparable to similarly-titled measures presented by other companies. Average mDAU for a period represents the number of mDAU on each day of such period divided by the number of days for such period. Changes in mDAU are a measure of changes in the size of our daily logged in active user base. To calculate the year-over-year change in mDAU, we subtract the average mDAU for the three months ended in the previous year from the average mDAU for the same three months ended in the current year and divide the result by the average mDAU in the previous year.

We define monthly active usage or users (MAU) as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAU for a period represent the average of the MAU at the end of each month during the period. We believe that mDAU, and its related growth, are the best ways to measure our success against our objectives and to show the size of our audience and engagement going forward, so we will discontinue disclosing MAU after the first quarter of 2019.

Certain metrics also include users that access Twitter through applications that automatically contact our servers for regular updates with no discernible user-initiated action involved, which we refer to as third-party auto-polling MAU. This activity causes our system to count MAUs associated with such applications as active users on the day or days such contact occurs. As of December 31, 2018, fewer than 8.5% of MAUs may have been third-party auto-polling MAU. Third-party auto-polling does not apply to mDAU as mDAU does not include users accessing Twitter through third-party applications.

The numbers of active users presented in this Annual Report on Form 10-K are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that the average of false or spam accounts during the fourth quarter of 2018 represented fewer than 5% of our MAU and mDAU during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation or fake, we stop counting it in our MAU, mDAU, or related metrics. Additionally, we rely on third-party SMS aggregators and mobile carriers to deliver SMS messages to certain of our users when we send our SMS messages to such accounts. If, however, we are notified of material deliverability issues because of, for example, infrastructure issues at the service-provider level or governmental restrictions based on content, we do not include the affected users in MAUs. We also treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

In addition, our data regarding user geographic location for purposes of reporting the geographic location of our MAU and mDAU is based on the IP address or phone number associated with the account when a user initially registered the account on Twitter. The IP address or phone number may not always accurately reflect a user’s actual location at the time such user engaged with our platform. For example, a mobile user may appear to be accessing Twitter from the location of the proxy server that the user connects to rather than from a user’s actual location.

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

PART I

Item 1. BUSINESS

Overview

Twitter is what’s happening in the world and what people are talking about right now. From breaking news and entertainment, to sports, politics, and everyday interests, Twitter shows every side of the story. On Twitter you can join the open conversation and watch highlights, clips, or live-streaming events. Twitter is available in more than 40 languages around the world. The service can be accessed via twitter.com, an array of mobile devices via Twitter owned and operated mobile applications (e.g. Twitter for iPhone and Twitter for Android), and SMS.

In 2018, we took important steps to increase the collective health, openness, and civility of the public conversation on Twitter, helping people see high-quality information, strengthening our sign-up and account verification processes, and preventing the abuse of Twitter data. Specific actions we took in 2018 included: strengthening account security, updating our rules to more clearly address specific types of hateful conduct, taking new behavior-based signals into account when presenting and organizing Tweets, making it easier to see when a Tweet was removed for breaking our rules, and expanding our team through increased hiring and acquisition. In 2018, our machine learning efforts continued to improve, making it harder for malicious accounts to manipulate our service through multiple accounts and evading suspension, resulting in the suspension of millions of spammy and suspicious accounts. We also continued our work to make it easier to follow and discuss events as they are unfolding with expanded coverage of sports, entertainment, news, elections, and other topics and events.

Products and Services for Users

Our primary product, Twitter, is a global platform for public self-expression and conversation in real time. Twitter allows people to consume, create, distribute and discover content and has democratized content creation and distribution. Periscope is a mobile application that lets anyone broadcast and watch video live with others. Periscope broadcasts can also be viewed through Twitter and on desktop or mobile web browsers. We continue to implement live broadcasts across Twitter, including trends and moments, to help people discover what’s happening live.

The reach of Twitter content is not limited to our logged-in users on the Twitter platform, but rather extends to a much larger global audience. The public nature of the Twitter platform allows us and others to extend the reach of Twitter content beyond our properties. Over 1 million media outlets and our platform partners distribute Tweets beyond our properties to complement their content by making it more timely, relevant and comprehensive. These outlets and partners also add value to our user experience by contributing content to our platform. Many of the world’s most trusted media outlets and publishers regularly use Twitter as a platform for content distribution.

Products and Services for Advertisers

Our Promoted Products enable our advertisers to launch products and services and promote their brands, amplify their visibility and reach, and connect with our audience, while extending the conversation around their advertising campaigns. We enable our advertisers to target an audience based on a variety of factors, including a user’s interest graph. The interest graph maps, among other things, interests based on users followed and actions taken on our platform, such as Tweets created and engagement with Tweets. We believe a user’s interest graph produces a clear and real-time signal of a user’s interests, greatly enhancing the relevance of the ads we can display for users and enhancing our targeting capabilities for advertisers. Our Promoted Products are incorporated into our platform as native advertising and are designed to be as compelling and useful to our users as organic content on our platform.

Currently, our Promoted Products consist of:

•

Promoted Tweets. Promoted Tweets appear within a user’s timeline, search results or profile pages just like an ordinary Tweet regardless of device. Promoted Tweets often include images and videos, such as App Cards and Website Cards. Using our proprietary algorithm and understanding of each user’s interest graph, we can deliver Promoted Tweets that are intended to be relevant to a particular user. Our goal is to enable advertisers to create and optimize successful marketing campaigns — and pay either on impressions delivered or pay only for the user actions that are aligned with their marketing objectives. As a result, we have added product features to Promoted Tweets based on advertiser objectives, which may include Tweet engagements (e.g., retweets, replies and likes), website clicks or conversions, mobile application installs or engagements, obtaining new followers, or video views.

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

Advertisers can also run short video ads, such as In-Stream video ads, either before or around premium video content, such as during live premium video content from publishing partners or clips from a variety of interest categories such as news, sports and entertainment. Our technology dynamically inserts those advertisers' ads into the relevant videos and delivers the ads to the audience targeted by those advertisers. We may pay content partners a portion of our advertising revenue for the right to use and distribute their content on our platform. In addition, In-Stream Video Sponsorships allow advertisers to build brand association by sponsoring premium video content from a single publishing partner, including live video, video clips, and other storytelling formats like Sponsored Moments.

We continue to focus our investment in features that differentiate Twitter and capitalize on our value proposition for advertisers, including video and more organic ad formats such as Video Website Card.

Our technology platform and information database enable us to provide targeting capabilities based on audience attributes like geography, interests, keyword, television conversation, content, and events that make it possible for advertisers to promote their brands, products and services, amplify their visibility and reach, and complement and extend the conversation around their advertising campaigns.

Our platform also enables customers to advertise across the mobile ecosystem, both on Twitter’s owned and operated properties as well as off Twitter on third-party publishers’ websites, applications and other offerings, across the full user lifecycle — from acquiring new users to engaging existing users. We enable advertisers to extend their reach beyond Twitter through:

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

Content Partnerships

Video is an important way to stay informed on Twitter, enabling users and content owners to better share experiences, engage in events, and converse with broader audiences. We continue to increase reach and engagement for content owners around the world through live-streaming, highlight video clips, and video-on-demand agreements signed to complement the user generated and licensed live and on-demand video content already available on Twitter across a number of verticals including sports, news, and entertainment.

Products for Developers and Data Partners

We provide a set of tools, public APIs and embeddable widgets that developers can use to contribute their content to our platform, syndicate and distribute Twitter content across their properties and enhance their websites and applications with Twitter content. Websites and applications integrating with Twitter add value to our user experience. Many applications have been registered by developers to enable them to integrate with our platform, and leverage Twitter content to enhance and extend their applications in new and creative ways. The goal of our platform product development is to make it easy for developers to integrate seamlessly with Twitter, while keeping this process safer and more secure for Twitter users.

We also offer subscription access to our public data feed for partners who wish to access data beyond our public API, which offers a limited amount of our public data for free. Our enterprise data products and services offer more sophisticated data sets and better data enrichments to allow developers and businesses to utilize our public content to derive business insights and build products using the unique content that is shared on Twitter. We have grown our data licensing revenue with a more customer-centric approach to channels, markets, products, and pricing. We believe this approach positions both Twitter and our key channel partners for greater growth and monetization, and we are investing in deeper partnerships with a few select solution providers to help businesses and organizations realize greater value from our data and platform.

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

We compete with the following companies for users’ attention and for advertisers’ budgets:

•

Companies that offer products that enable everyone to create and share ideas, videos, and other content and information. These offerings include, for example, Facebook (including Instagram and WhatsApp) and Alphabet (including Google and YouTube), Microsoft (including LinkedIn), Snap, TikTok, and Verizon Media Group, as well as largely regional social media and messaging companies that have strong positions in particular countries (including WeChat, Kakao, and Line).  Although we often seek differentiated content from other licensors, we face competition for live premium video content rights from other digital distributors and traditional television providers, which may limit our ability to secure such content on economic and other terms that are acceptable to us in the future.

•	Companies that offer advertising inventory and opportunities to advertisers.
•	Companies that develop applications, particularly mobile applications, that create, syndicate and distribute content across internet properties.
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

Technology, Research and Development

Twitter is composed of a set of core, scalable and distributed services that are built from proprietary and open source technologies. These systems are capable of delivering billions of messages, including images and video, to hundreds of millions of people a day in an efficient and reliable way. We continue to invest in our existing products and services as well as develop new products and services through research and product development. We also continue to invest in protecting the safety, security and integrity of our platform by investing in both people and technology, including machine learning.

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

Since our inception, our user base has grown primarily organically, complemented with targeted campaigns to drive new user acquisition. In 2018, we set out to clearly define who we are and express the uniqueness and power of our brand through marketing campaigns to drive awareness of Twitter’s unique positioning. We also solidified our value proposition for advertisers with our “Start With Them” campaign, which highlights that Twitter connects advertisers with the most valuable audiences when they are most receptive.

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

We are also subject to federal, state and foreign laws regarding privacy and the protection of user data. Foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. For example, the General Data Protection Regulation, or the GDPR, which was effective from May 2018. The GDPR also includes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning content regulation and data protection that could affect us, including the California Consumer Privacy Act.

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

Seasonality

Advertising spending is traditionally strongest in the fourth quarter of each year. Historically, this seasonality in advertising spending has affected our quarterly results, with higher sequential advertising revenue growth from the third quarter to the fourth quarter compared to sequential advertising revenue from the fourth quarter to the subsequent first quarter.

Backlog

As of December 31, 2018, our backlog primarily consists of long-term data licensing contracts. We generate the substantial majority of our revenue from our advertising services. As such, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period. Refer to Note 3 of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K regarding the amount of remaining performance obligations, which represents the significant majority of our contracted backlog.

Employees

As of December 31, 2018, we had 3,920 full-time employees.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as certain Twitter accounts (@jack, @nedsegal, @twitter and @twitterIR), as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Risks Related to Our Business and Our Industry

If we fail to increase our mDAUs, ad engagement or other general engagement on our platform, our revenue, business and operating results may be harmed.

The size of our mDAUs and those daily users’ level of engagement with advertising are critical to our success. mDAUs for the three months ended December 31, 2018 were 126 million, an increase of 9% year-over-year. Our long-term financial performance will continue to be significantly determined by our success in increasing the growth rate of our mDAUs as well as the number of ad engagements. Our mDAU growth rate has fluctuated over time, and it may slow or decline. To the extent our mDAU growth rate slows or the absolute number of mDAU declines, our revenue growth will become dependent on our ability to increase levels of user engagement on Twitter and increase revenue growth from third-party publishers’ websites and applications, data licensing and other offerings. To the extent our mDAU growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of factors could potentially negatively affect user growth and engagement, including if:

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

If the people who use our service or our content partners do not continue to contribute content or such content is not viewed as unique or engaging by other users, we may experience a decline in users accessing our products and services and their engagement, which could result in the loss of content partners, advertisers, platform partners, and revenue.

Our success depends on our ability to provide users of our products and services with unique and engaging content, which in turn depends on the content contributed by our users. We believe that one of our competitive advantages is the quality, quantity and real-time nature of the content on Twitter, and that access to unique or real-time content is one of the main reasons users visit Twitter. We seek to foster a broad and engaged user community, and we encourage world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands to use our products and services to express their views to broad audiences. We also encourage media outlets to use our products and services to distribute their content. In addition, we license our premium live streaming video content from a variety of content providers.  If these content providers are no longer willing or able to license us content upon economic and other terms that are acceptable to us, our ability to stream such content will be adversely affected and/or our costs could increase.  If users, including influential users, do not continue to contribute content or content providers do not license content to Twitter, and we are unable to provide users with unique, engaging and timely content, our user base and engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent or mitigate spammy, abusive or other disruptive or detracting behavior on our platform, the size of our engaged user base may decline. We rely on the sale of advertising services for the substantial majority of our revenue. We believe advertisers come to Twitter because we have one of the most valuable audiences when they are most receptive, and we generate a high return on investment against their campaign objectives whether they are launching a new product or connecting with what's happening on Twitter. However, a decline in the number of users, user growth rate, or user engagement, including as a result of the loss of world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands who generate content on Twitter, may deter advertisers from using our products or services or cause current advertisers to reduce their spending with us or cease doing business with us, which would harm our business and operating results.

We generate the substantial majority of our revenue from advertising. The loss of advertising revenue could harm our business.

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 86% of our revenue from advertising in each of the years ended December 31, 2017 and 2018. We generate substantially all of our advertising revenue through the sale of our Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending as well as the re-evaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Our revenue growth is primarily driven by increases in the number of our mDAUs, increases in ad pricing or number of ads shown driven by strong advertiser demand, increases in our clickthrough rate, as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase our mDAU or monetize our larger global audience. Our advertising revenue also could be adversely affected by a number of other factors, including:

•	decreases in user engagement with the ads on our platform and those that we serve off of our platform;
•	decreases in the size of our mDAUs or the growth rate of mDAUs;
•

if we are unable to demonstrate the value of our Promoted Products to advertisers and advertising agencies or if we are unable to measure the value of our Promoted Products in a manner which advertisers and advertising agencies find useful or reliable;

•	if we are perceived as not safe for brand advertisers;
•	if we are unable to demonstrate the value of, or attract video and video advertisements to, our platform;
•	decreases in the perceived quantity, quality, usefulness or relevance of our users or the content generated by our users or content partners;
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
•

product or service changes we may make that change the frequency or relative prominence of ads displayed on Twitter or that detrimentally impact revenue in the near term with the goal of achieving long -term benefits;

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

Competition for users of our products and services is intense. Although we have developed a global platform that we believe is the best and fastest place to see what’s happening and what people are talking about all around the world, we face strong competition in our business. We compete against many companies to attract and engage users every day, including companies which have greater financial resources and substantially larger user bases, such as Facebook (including Instagram and WhatsApp), Alphabet (including Google and YouTube), Microsoft (including LinkedIn), Snap, TikTok, and Verizon Media Group, which offer a variety of Internet and mobile device-based products, services and content. For example, Facebook operates a social networking site with significantly more users than Twitter and has been introducing features similar to those of Twitter. In addition, Alphabet may use its strong position in one or more markets to gain a competitive advantage over us in areas in which we operate, including by integrating competing features into products or services they control. As a result, our competitors may draw users towards their products or services and away from ours. This could decrease the growth or engagement of our user base, which, in turn, would negatively affect our business. We also compete against largely regional social media and messaging companies that have strong positions in particular countries such as WeChat, Kakao and Line.

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

We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Nexage and Brightroll Ad Exchanges, Verizon Media Group, and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. In order to grow our revenue and improve our operating results, we must increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets.

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

Consolidation may also enable our larger competitors to offer bundled or integrated products that feature alternatives to our platform. Reduced functionality of our products and services, or our competitors’ ability to offer bundled or integrated products that compete directly with us, may cause our users, user growth rate, and ad engagement to decline and advertisers to reduce their spend with us.

If we are not able to compete effectively for users and advertiser spend our business and operating results would be materially and adversely affected.

Our priority as a company is to improve the health of the public conversation on Twitter. Focusing our efforts on this priority may negatively impact our business operations in the short term.

We believe that our long-term success depends on our ability to improve the health of the public conversation on Twitter. We have made this our priority and have focused our efforts on improving the quality of that conversation, including by devoting substantial internal resources to our strategy. These efforts include the reduction of abuse, harassment, spam, manipulation and malicious automation on the platform, as well as a focus on improving information quality and the health of conversation on Twitter. For example, we recently announced that we were removing certain locked accounts from follower counts across profiles globally. While that specific change did not affect our previously-disclosed MAU or DAU metrics, some of the health initiatives that we have implemented as part of our ongoing commitment to a healthy public conversation have negatively impacted, and may in the future negatively impact, our publicly reported metrics in a few ways. First, our health efforts include the removal of accounts pursuant to our terms and services that are abusive, spammy, fake or malicious, and these accounts may be monthly active or daily active users, as well as actions taken to detect and challenge potentially automated, spammy, or malicious accounts during the sign-up process. For example, in the third and fourth quarters of 2018, year-over-year average mDAU growth was impacted by ongoing health efforts, both due to how we resourced and prioritized our work and the impact from ongoing success removing spammy and suspicious accounts. Second, we are also making active decisions to prioritize health related initiatives over other near-term product improvements that may drive more usage of Twitter as a daily utility. These decisions may not be consistent with the short-term expectations of our advertising customers or investors and may not produce the long-term benefits that we expect, in which case our user growth and user engagement, our relationships with advertisers and our business and operating results could be harmed.

Our operating results may fluctuate from quarter to quarter, which makes them difficult to predict.

Our quarterly operating results have fluctuated in the past and will fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicators of future performance. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to provide something valuable to people on Twitter every day and grow our mDAU;
•	our ability to attract and retain advertisers, content partners and platform partners;
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
•

changes in the legislative or regulatory environment, including with respect to security, tax, privacy, data protection, or content, or enforcement by government regulators, including fines, orders or consent decrees;

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

Our future success and strategy will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers and product managers. We depend on contributions from our employees, and in particular our senior management team, to execute efficiently and effectively. We do not have employment agreements other than offer letters with any member of our senior management or other key employee, and we do not maintain key person life insurance for any employee. We also face significant competition for employees, particularly in the San Francisco Bay Area (where our headquarters is located) and other key markets, for engineers, designers and product managers from other Internet and high-growth companies, which include both publicly-traded and privately-held companies. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. From time to time, we have also experienced high voluntary attrition, and in those times, the resulting influx of new leaders and other employees has required us to expend time, attention and resources to recruit and retain talent, restructure parts of our organization, and train and integrate new employees. In addition, to attract highly and retain skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. We may need to invest significant amounts of cash and equity to attract and retain new employees and we may not realize sufficient return on these investments. In addition, changes to U.S. immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to effectively attract and retain employees, we may not be able to innovate or execute quickly on our strategy and our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

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

We may not be able to monetize our products and services internationally as effectively as in the United States as a result of competition, advertiser demand, differences in the digital advertising market and digital advertising conventions, as well as differences in the way that users in different countries access or utilize our products and services. For example, a significant portion of users in emerging markets like India and Pakistan use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. Users who access Twitter through SMS messaging may monetize at lower rates than other users. Differences in the competitive landscape in international markets may impact our ability to monetize our products and services. For example, in South Korea we face intense competition from a messaging service offered by Kakao, which offers some of the same communication features as Twitter. The existence of a well-established competitor in an international market may adversely affect our ability to increase our user base, attract content partners, advertisers and platform partners and monetize our products in such market. We may also experience differences in advertiser demand in international markets. For example, during times of political upheaval, advertisers may choose not to advertise on Twitter. Certain international markets are also not as familiar with digital advertising in general, or in new forms of digital advertising such as our Promoted Products. Further, we face challenges in providing certain advertising products, features or analytics in certain international markets, such as the European Union, due to government regulation. Our products and services may also be used differently abroad than in the United States. In particular, in certain international markets where Internet access is not as rapid or reliable as in the United States, users tend not to take advantage of certain features of our products and services, such as rich media included in Tweets, video or live streaming video. The limitation of mobile devices of users in emerging and other markets limits our ability to deliver certain features to those users and may limit the ability of advertisers to deliver compelling advertisements to users in these markets, which may result in reduced ad engagements, which would adversely affect our business and operating results.

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, average mDAUs outside the United States constituted 79% of our average mDAUs in the three months ended December 31, 2018, but our international revenue, as determined based on the billing location of our customers, was only 44% of our consolidated revenue in the three months ended December 31, 2018. Our inability to successfully expand our business internationally could adversely affect our business, financial condition and operating results.

User growth and engagement depend upon effective interoperation with operating systems, networks, devices, web browsers and standards that we do not control.

We make our products and services available across a variety of operating systems and through websites. We are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems and web browsers that we do not control, such as Mac OS, iOS, Windows, Android, Chrome and Firefox. Any changes, bugs or technical issues in such systems, devices or web browsers or changes in our relationships with mobile operating system partners or mobile carriers, or in their terms of service or policies that diminish the functionality of our products and services, make it difficult for our users to access our content, limit our ability to target or measure the effectiveness of ads, impose fees related to our products or services or give preferential treatment to competitive products or services could adversely affect usage of our products and services. For example, many of our relationships with our mobile carriers to deliver our SMS messages were originally negotiated as free or low-cost connections, but recently some of the mobile carriers have been proposing fee increases for these arrangements, which may not be cost-effective for us. This may, in turn, adversely affect the number of users who receive our SMS messages. Additionally, some of our mobile carriers have experienced infrastructure issues due to natural disasters, which have caused deliverability errors or poor quality communications with our products. Any such errors, regardless of whether caused by our infrastructure or that of the service provider, may result in the loss of our existing users or may make it difficult to attract new users. Further, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our products and services work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a majority of our users access our products and services through mobile devices, we are particularly dependent on the interoperability of our products and services with mobile devices and operating systems in order to deliver our products and services. We also may not be successful in developing relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our products and services, particularly on their mobile devices, our mDAU could be harmed, and our business and operating results could be adversely affected.

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

We depend on the ability of our users, content partners, advertisers and platform partners to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. The adoption or repeal of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results. For example, access to Twitter is blocked in China and has been intermittently blocked in Turkey in the past and certain of our SMS messages have been blocked in Saudi Arabia. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to us and our users. As the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the Internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our operating results.

Our new products, product features, services and initiatives and changes to existing products, services and initiatives could fail to attract users, content partners, advertisers and platform partners or generate revenue.

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly assess the playing field and determine whether we need to improve or re-allocate resources amongst our existing products and services or create new ones (independently or in conjunction with third parties). Our ability to increase the size and engagement of our user base, attract content partners, advertisers and platform partners and generate revenue will depend on those decisions. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, in 2015, we introduced Periscope, a mobile application that lets users share and experience live video from their mobile phones and in 2013, we introduced Vine, a mobile application that enabled users to create and distribute videos that are up to six seconds in length, which we discontinued in January 2017. Also, we introduced new features to Twitter such as “Moments”, a curated collection of Tweets, photos, videos, and Periscope broadcasts about current news stories or events; “In Case You Missed It,” which surfaces Tweets a logged-in user may have missed since last accessing Twitter; expanding our character limit to 280 characters for more people around the world; and “Threads,” a new feature that allows people to more easily thread Tweets together. If new or enhanced products, product features or services fail to engage users, content partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives that do not directly generate revenue but which we believe will enhance our attractiveness to users, content partners and advertisers, such as our investments in the health of public conversation on Twitter. In the future, we may invest in new products, product features, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services, enable us to develop new approaches to monetization or meet the expectations of our users or third-party business partners, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

We focus on the long-term health of our platform, product innovation, and providing something valuable to people on Twitter every day, rather than short-term operating results.

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

One of the reasons people come to Twitter every day is for real-time information. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses and denial of service or fraud or security attacks. For instance, in the past, we have experienced brief service outages during which Twitter.com and Twitter mobile clients were inaccessible as a result, in part, of software misconfigurations. Additionally, although we are investing significantly to improve the capacity, capability and reliability of our infrastructure, we are not currently serving traffic equally through our co-located data centers that support our platform. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our products and services may become inaccessible to the public or the public may experience difficulties accessing our products and services. Any disruption or failure in our infrastructure could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business.

We utilize third-party cloud computing services in connection with certain aspects of our business and operations, and any disruption of, or interference with, our use of such cloud services could adversely impact our business and operations.

As our user base expands and our users generate more content, including photos and videos hosted by Twitter, we may be required to expand and adapt our technology and infrastructure to continue to reliably store, serve and analyze this content. It may become increasingly difficult to maintain and improve the performance of our products and services, especially during peak usage times, as our products and services become more complex and our user traffic increases. In addition, because we lease our data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If our users are unable to access Twitter or we are not able to make information available rapidly on Twitter, users may seek other channels to obtain the information, and may not return to Twitter or use Twitter as often in the future, or at all. This would negatively impact our ability to attract users, content partners and advertisers and increase the frequency of users returning to Twitter. We expect to continue to make significant investments to maintain and improve the capacity, capability and reliability of our infrastructure. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We continue to scale the capacity of, and enhance the capability and reliability of, our infrastructure to support user growth and increased activity on our platform. As our user base and the activity on our platform grow, we expect that investments and expenses associated with our infrastructure will continue to grow. These investments and expenses include the expansion and improvement of our data center operations and related operating costs, additional servers and networking equipment to increase the capacity of our infrastructure, increased utilization of third-party cloud computing and associated costs thereof, increased bandwidth costs, and costs to secure our customers’ data. The improvement of our infrastructure requires a significant investment of our management’s time and our financial resources.

We have incurred significant operating losses in the past, and we may not be able to maintain profitability.

Since our inception, we have incurred significant operating losses, and, as of December 31, 2018, we had an accumulated deficit of $1.45 billion. Our revenue has grown from $664.9 million in 2013 to $3.04 billion in 2018. While we were profitable on a GAAP basis in 2018, we believe that our future revenue growth and our ability to maintain profitability will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our costs may increase in future periods as we continue to expend substantial financial resources on:

•	our technology infrastructure;
•	research and development for our products and services;
•	sales and marketing;
•	attracting and retaining talented employees;
•	strategic opportunities, including commercial relationships and acquisitions; and
•	general administration, including personnel costs and legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. Additionally, certain new revenue products or product features may carry higher costs relative to our other products, which may decrease our margins. If we are unable to generate adequate revenue growth and to manage our expenses, we may incur significant losses in the future and may not be able to maintain profitability.

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

We receive a high degree of media coverage around the world. Negative publicity about our company, including about the quality and reliability of our products or of content shared on our platform, changes to our products and services, our privacy and security practices (including actions taken with respect to certain users or accounts or reports regarding government surveillance), litigation, regulatory activity, the actions of our users (including actions taken by prominent users on our platform or the dissemination of information that may be viewed as misleading or as intended to manipulate the opinions of our users), or user experience with our products and services, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our products and services. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our user base and result in decreased revenue, which could adversely affect our business and operating results.

Spam and fake accounts could diminish the user experience on our platform, which could damage our reputation and deter our current and potential users from using our products and services.

“Spam” on Twitter refers to a range of abusive activities that are prohibited by our terms of service and is generally defined as unsolicited, repeated actions that negatively impact other users with the general goal of drawing user attention to a given account, site, product or idea. This includes posting large numbers of unsolicited mentions of a user, duplicate Tweets, malicious automation, misleading links (e.g., to malware or “click-jacking” pages) or other false or misleading content, and aggressively following and un-following accounts, adding users to lists, sending invitations, Retweeting and liking Tweets to inappropriately attract attention. Our terms of service also prohibit the creation of serial or bulk accounts, both manually or using automation, for disruptive or abusive purposes, such as to Tweet spam or to artificially inflate the popularity of users seeking to promote themselves on Twitter. Although we continue to invest resources to reduce spam and fake accounts on Twitter, which includes our investments to improve the health of the public conversation on Twitter, we expect spammers will continue to seek ways to act inappropriately on our platform. In addition, we expect that increases in the number of users on our platform will result in increased efforts by spammers to misuse our platform. We continuously combat spam and fake accounts, including by suspending or terminating accounts we believe to be spammers and launching algorithmic changes focused on curbing abusive activities. Our actions to combat spam and fake accounts require significant resources and time. If spam and fake accounts increase on Twitter, this could hurt our reputation for delivering relevant content or reduce user growth rate and user engagement and result in continuing operational cost to us.

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

Our security measures may also be breached due to employee error, malfeasance or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our data or our users’ or advertisers’ data or accounts, or may otherwise obtain access to such data or accounts. Since our users and advertisers may use their Twitter accounts to establish and maintain online identities, unauthorized communications from Twitter accounts that have been compromised may damage their personal security, reputations and brands as well as our reputation and brand. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, our users and advertisers may be harmed, lose trust and confidence in us, decrease the use of our products and services or stop using our products and services in their entirety. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

While our insurance policies include liability coverage for certain of these matters, if we experienced a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage.

Our future performance depends in part on support from our content partners and data partners.

We believe user engagement with our products and services depends in part on the availability of applications and content generated by our content or platform partners. There is no assurance that our content or platform partners will continue to develop and maintain applications and content for our products and services, and if they cease to, then user engagement may decline. In addition, we generate revenue from licensing our historical and real-time data to third parties. If any of these relationships are terminated or not renewed on economic and other terms that are acceptable to us, or if we are unable to enter into similar relationships in the future, our operating results could be adversely affected.

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
•

compliance with applicable foreign laws and regulations, including laws and regulations with respect to privacy, data security, consumer protection, copyright, fake news, hate speech, spam and content, and the risk of penalties to our users and individual members of management if our practices are deemed to be out of compliance;

•	burdens of complying with various foreign laws, including laws related to taxation, content removal, data localization, and regulatory oversight;
•	longer payment cycles in some countries;
•	credit risk and higher levels of payment fraud;
•	operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States;
•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act and the U.K. Bribery Act, including by our business partners;
•	currency exchange rate fluctuations;
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

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy of users and others. While we strive to comply with applicable data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to so comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, in June 2018 California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended in September 2018, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union, or EU, and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. For example, the GDPR has been adopted and went into effect in May 2018. The GDPR includes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we rely on a variety of legal bases to transfer certain personal information outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework, the Swiss-U.S. Privacy Shield Framework, and EU Standard Contractual Clauses, or SCCs. The EU-U.S. Privacy Shield Framework is currently under review by regulatory authorities and it and the SCCs are both the subject of legal challenges in European courts, and they may be modified or invalidated. The absence of successor legal bases for continued data transfer could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. Any of these changes with respect to EU data protection law could disrupt our business.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU (often referred to as “Brexit”). Without further agreement between the United Kingdom and the EU, the United Kingdom will formally leave the EU in March 2019. Brexit could lead to economic and legal uncertainty in the region and could adversely affect the tax, currency, operational, legal and regulatory regimes to which our business is subject. Brexit may adversely affect our revenues and subject us to new regulatory costs and challenges, in addition to other adverse effects that we are unable effectively to anticipate.

The United Kingdom recently implemented a Data Protection Bill that substantially implements the GDPR, which became law in May 2018. Brexit has created uncertainty with regard to whether the EU will view the UK data protection regulation as adequate under GDPR. Until that is resolved, the requirements for data transfers between the United Kingdom and the EU are unclear.

Legislative changes in the United States, at both the federal and state level, that could impose new obligations in areas such as privacy and liability for copyright infringement or content by third parties such as various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change. Additionally, recent amendments to U.S. patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement.

Similarly, the EU’s proposed Directive on Copyright in the Digital Single Market (the EU Copyright Directive), if enacted as currently proposed, would expand the liability of online platforms for user-generated content and would obligate platforms to negotiate licenses with rightsholders and ensure that unauthorized copyrighted material is not available on their platforms. The EU Copyright Directive would also give publishers rights over snippets of news content displayed online and restrict platforms’ ability to display such material. If enacted, the EU Copyright Directive would increase our costs of operations and increase our liability for user-generated content.

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

We are currently the subject of inquiries by the Irish Data Protection Commission with respect to our compliance with the GDPR and expect to continue to be subject to regulatory scrutiny as our business grows and awareness of our brand increases, In the past, we have been subject to regulatory investigations, and expect to continue to be subject to regulatory scrutiny as our business grows and awareness of our brand increases. In March 2011, to resolve an investigation into various incidents, we entered into a settlement agreement with the FTC that, among other things, required us to establish an information security program designed to protect non-public consumer information and also requires that we obtain biennial independent security assessments. The obligations under the settlement agreement remain in effect until the later of March 2, 2031, or the date 20 years after the date, if any, on which the U.S. government or the FTC files a complaint in federal court alleging any violation of the order. We expect to continue to be the subject of regulatory inquiries, investigations and audits in the future by the FTC and other regulators around the world.

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

We have faced and will continue to face claims relating to content that is published or made available through our products and services or third-party products or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, illegal content, misinformation, content regulation and personal injury torts. The laws relating to the liability of providers of online products or services for activities of their users remains somewhat unsettled, both within the United States and internationally. This risk may be enhanced in certain jurisdictions outside the United States where we may be less protected under local laws than we are in the United States. For example, we are subject to legislation in Germany that may impose significant fines for failure to comply with certain content removal and disclosure obligations. In addition, the public nature of communications on our network exposes us to risks arising from the creation of impersonation accounts intended to be attributed to our users or advertisers. We could incur significant costs investigating and defending these claims. If we incur material costs or liability as a result of these occurrences, our business, financial condition and operating results could be adversely affected.

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

We presently are involved in a number of intellectual property lawsuits, and as we face increasing competition and develop new products, we expect the number of patent and other intellectual property claims against us may grow. There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology, which could require significant effort and expense or discontinue use of the technology. An unfavorable resolution of the disputes and litigation referred to above could adversely affect our business, financial condition and operating results.

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

The number of our active users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the fourth quarter of 2018 continued to represent fewer than 5% of our MAUs and mDAUs during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform. Further, we rely on third-party SMS aggregators and mobile carriers to deliver SMS messages to certain of our MAUs. If, however, we are notified of material deliverability issues because of, for example, infrastructure issues at the service-provider level or governmental restrictions based on content, we do not include the affected users in MAUs. We may also discover unexpected errors in our internal data that resulted from technical or other errors. For example, in 2017, we discovered that since the fourth quarter of 2014 we had included users of certain third-party applications as Twitter MAUs that should not have been considered MAUs. These third-party applications used Digits, a software development kit of our now-divested Fabric platform that allowed third-party applications to send authentication messages via SMS through our systems, which did not relate to activity on the Twitter platform. Although the change in the MAUs was relatively small in relation to our overall MAU numbers, we may face increased scrutiny on the calculation of our key metrics as a result of the error.

Our calculations of MAU may be affected by mobile applications that automatically contact our servers for regular updates with no discernable user-initiated action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. The impact of this automatic activity on MAU varies by geography because mobile application usage varies in different regions of the world. In addition, our data regarding user geographic location is based on the IP address or phone number associated with the account when a user initially registered the account on Twitter. That IP address or phone number may not always accurately reflect a user’s actual location at the time of such user’s engagement on our platform.

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and content partners, advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. For example, we believe that mDAU, and its related growth, are the best ways to measure our success against our objectives and to show the size of our audience and engagement going forward, so we will discontinue disclosing MAU after the first quarter of 2019. In the past, we also stopped disclosing timeline views as we no longer believed that metric was helpful in measuring engagement on our platform. If investors, analysts or customers do not believe our reported measures, such as mDAU, are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be harmed.

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

Users increasingly access our products and services through mobile and alternative devices, and we need to continue to promote the adoption of our mobile applications, and our business and operating results may be harmed if we are unable to do so.

In the three months ended December 31, 2018, 93% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, a significant portion of users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

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

In certain cases, we have also divested or stopped investing in certain products, including products that we acquired. For instance, in January 2017, we divested certain assets related to our Fabric platform. In 2017, we also deprecated certain of our revenue products, including TellApart, which was acquired in 2015. In these cases, we have needed to and may, in the future, need to restructure operations, terminate employees and/or incur other expenses. We may not realize the expected benefits and cost savings of these actions and our results may be harmed.

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

We may not have sufficient cash on hand or the ability to raise the funds necessary for cash settlement upon conversion of our convertible senior notes, to repurchase such notes for cash upon a fundamental change, or repay the Notes at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of such notes.

In 2014, we issued $935.0 million in aggregate principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million in aggregate principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes, in private placements to qualified institutional buyers. In June 2018, we issued an additional $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024, which we refer to as the Notes when taken together with the 2019 Notes and the 2021 Notes, in a private placement to qualified institutional buyers. As of December 31, 2018, we had a total par value of $3.04 billion of outstanding Notes.

Holders of the Notes will have the right under the relevant indenture governing the Notes to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the relevant maturity date, in each case at a repurchase price equal to 100% of the principal amount of the respective services of Notes, plus accrued and unpaid interest, if any, to the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased. However, we may not have sufficient available cash on hand or be able to obtain financing at the time we are required to make cash settlement upon conversion of the Notes, repurchase the Notes upon a fundamental change, or repay the Notes at their maturity. In addition, our ability to repurchase the Notes or pay cash due upon conversions of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness.

Our ability to refinance the Notes, make cash payments in connection with conversions of the Notes, repurchase the Notes in the event of a fundamental change, or repay the Notes at their maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception we have incurred significant operating losses and we historically had not been cash flow positive and may not be in the future. As a result, we may not have enough available cash or be able to obtain financing on commercially reasonable terms or at all, at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted or at their maturity and our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the Notes we would be required to issue significant amounts of our common stock, which would be dilutive to existing stockholders. If we do not have sufficient cash to repurchase the Notes following a fundamental change or repay the Notes at their maturity, we would be in default under the terms of the Notes, which could seriously harm our business. In addition, the terms of the Notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

Our income tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology (or other intangible assets) or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial condition and operating results. On October 5, 2015, the Organization for Economic Cooperation and Development (OECD), an international association of 34 countries, including the U.S., Ireland, and UK, released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. We are subject to review and audit by U.S. federal and state and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations or accounting principles, as well as certain discrete items. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. Greater than anticipated tax expenses, or disputes with tax authorities, could adversely impact our operating results. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed changes to tax laws regarding digital services that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.

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

The 2017 Tax Cuts and Jobs Act (the “Tax Act”) significantly affected U.S. tax law by changing how U.S. income tax is assessed on multinational corporations. The Tax Act requires complex computations not previously provided for in U.S. tax law and the U.S. Department of Treasury has issued and will continue to issue regulations and interpretive guidance that may significantly impact how we will apply the law and impact our results of operations.  As additional regulatory and interpretive guidance is issued, we may refine our analysis and make adjustments that differ from amounts initially recorded, which could materially affect our tax obligations and effective tax rate.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2018, we had recorded a total of $1.27 billion of goodwill and intangible assets. An adverse change in market conditions or financial results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had U.S. federal net operating loss carryforwards of approximately $2.85 billion and state net operating loss carryforwards of approximately $1.30 billion. As of December 31, 2018, we had federal R&D credits of $300.4 million and state credits of $236.2 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. From January 1, 2017 to December 31, 2018, the reported high and low sales prices of our common stock has ranged from $47.79 to $14.12. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:

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

Concurrent with the issuance of the Notes, we entered into note hedge transactions with certain financial institutions, which we refer to as the option counterparties. The note hedge transactions are generally expected to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. We also entered into warrant transactions with the option counterparties. However, the warrant transactions could separately have a dilutive effect to the extent that the market price of our common stock exceeds the applicable strike price of the warrants.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Facilities

As of December 31, 2018, we leased office facilities around the world totaling approximately 1,561,000 square feet, including approximately 749,000 square feet for our corporate headquarters in San Francisco, California. We also lease data center facilities in the United States pursuant to various lease agreements and co-location arrangements with data center operators. We believe our facilities are sufficient for our current needs.

Item 3. LEGAL PROCEEDINGS

Legal Proceedings

Beginning in September 2016, multiple putative class actions and derivative actions were filed in state and federal courts in the United States against Twitter, Twitter’s directors, and/or certain former officers alleging false and misleading statements in violation of securities laws and breach of fiduciary duty. The putative class actions were consolidated in the U.S. District Court for the Northern District of California. On October 16, 2017, the court granted in part and denied in part the Company’s motion to dismiss. On July 17, 2018, the court granted plaintiffs' motion for class certification in the consolidated securities action. The Company disputes the claims and continues to defend the lawsuits vigorously.

We are also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, securities, employment and contractual rights. Legal risk may be enhanced in jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States.  Future litigation may be necessary, among other things, to defend ourselves, and our users or to establish our rights.

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

Holders of Record

As of February 7, 2019, there were 876 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities

During 2018, we issued a total of 773,950 shares of our common stock in connection with the acquisition of one company.

The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Dow Jones Internet Composite Index, or DJ Internet Composite. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 7, 2013, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2018. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10‑K. The consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue(1)	$3,042,359	$2,443,299	$2,529,619	$2,218,032	$1,403,002
Costs and expenses(2)
Cost of revenue	964,997	861,242	932,240	729,256	446,309
Research and development	553,858	542,010	713,482	806,648	691,543
Sales and marketing	771,361	717,419	957,829	871,491	614,110
General and administrative	298,818	283,888	293,276	260,673	189,906
Total costs and expenses	2,589,034	2,404,559	2,896,827	2,668,068	1,941,868
Income (loss) from operations	453,325	38,740	(367,208)	(450,036)	(538,866)
Interest expense	(132,606)	(105,237)	(99,968)	(98,178)	(35,918)
Interest income	111,221	44,383	24,277	9,073	1,933
Other income (expense), net	(8,396)	(73,304)	2,065	5,836	(5,500)
Income (loss) before income taxes	423,544	(95,418)	(440,834)	(533,305)	(578,351)
Provision (benefit) for income taxes(3)	(782,052)	12,645	16,039	(12,274)	(531)
Net income (loss)	$1,205,596	$(108,063)	$(456,873)	$(521,031)	$(577,820)
Net income (loss) per share attributable to common stockholders:
Basic	$1.60	$(0.15)	$(0.65)	$(0.79)	$(0.96)
Diluted	$1.56	$(0.15)	$(0.65)	$(0.79)	$(0.96)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	754,326	732,702	702,135	662,424	604,990
Diluted	772,686	732,702	702,135	662,424	604,990
Other Financial Information:(4)
Adjusted EBITDA	$1,200,796	$862,986	$751,493	$557,807	$300,896
Non-GAAP net income	$663,804	$328,859	$264,406	$180,486	$68,438

(1)

We adopted the new revenue standard on January 1, 2018 using the modified retrospective method. Revenue for the year ended December 31, 2018 was not materially impacted by the application of the new revenue standard.

(2)	Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Cost of revenue	$17,289	$23,849	$29,502	$40,705	$50,536
Research and development	183,799	240,833	335,498	401,537	360,726
Sales and marketing	71,305	94,135	160,935	156,904	157,263
General and administrative	53,835	74,989	89,298	82,972	63,072
Total stock-based compensation	$326,228	$433,806	$615,233	$682,118	$631,597
(3)

Provision (benefit) for income taxes includes the impact of the Tax Act. Refer to Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information. In the year ended December 31, 2018, we recorded a net benefit to tax expense of $845.1 million associated with the release of the valuation allowance related to Brazil and most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts.

(4)	See the section titled “Non-GAAP Financial Measures” below for additional information and a reconciliation of net income (loss) to Adjusted EBITDA and net income (loss) to non-GAAP net income.

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,894,444	$1,638,413	$988,598	$911,471	$1,510,724
Short-term investments	4,314,957	2,764,689	2,785,981	2,583,877	2,111,154
Property and equipment, net	885,078	773,715	783,901	735,299	557,019
Total assets	10,162,572	7,412,477	6,870,365	6,442,439	5,583,082
Convertible notes	2,628,250	1,627,460	1,538,967	1,455,095	1,376,020
Total liabilities	3,356,978	2,365,259	2,265,430	2,074,392	1,956,679
Total stockholders' equity	6,805,594	5,047,218	4,604,935	4,368,047	3,626,403

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$1,205,596	$(108,063)	$(456,873)	$(521,031)	$(577,820)
Stock-based compensation expense	326,228	433,806	615,233	682,118	631,597
Depreciation and amortization expense	425,498	395,867	402,172	312,823	208,165
Interest and other expense, net	29,781	134,158	73,626	83,269	39,485
Provision (benefit) for income taxes	(782,052)	12,645	16,039	(12,274)	(531)
Restructuring charges and one-time nonrecurring gain	(4,255)	(5,427)	101,296	12,902	—
Adjusted EBITDA	$1,200,796	$862,986	$751,493	$557,807	$300,896

Non-GAAP Net Income

We define non-GAAP net income as net income (loss) adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to convertible notes, non-cash expense related to acquisitions, impairment of investments in privately-held companies, restructuring charges and one-time nonrecurring gain, and adjustment to income tax expense based on the non-GAAP measure of profitability using our blended U.S. statutory tax rate, which was 24% for 2018 as a result of the Tax Act and 37% for all other historical periods presented.

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

The following table presents a reconciliation of net income (loss) to non-GAAP net income for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Reconciliation of Net Income (Loss) to Non-GAAP Net Income
Net income (loss)	$1,205,596	$(108,063)	$(456,873)	$(521,031)	$(577,820)
Exclude: Provision (benefit) for income taxes	(782,052)	12,645	16,039	(12,274)	(531)
Income (loss) before income taxes	423,544	(95,418)	(440,834)	(533,305)	(578,351)
Stock-based compensation expense	326,228	433,806	615,233	682,118	631,597
Amortization of acquired intangible assets	18,984	46,537	69,338	54,659	36,563
Non-cash interest expense related to convertible notes	105,926	80,061	74,660	69,185	18,823
Non-cash expense related to acquisition	—	—	—	926	—
Impairment of investments in privately-held companies	3,000	62,439	—	—	—
Restructuring charges and one-time nonrecurring gain	(4,255)	(5,427)	101,296	12,902	—
Non-GAAP income before income taxes	873,427	521,998	419,693	286,485	108,632
Non-GAAP provision for income taxes	209,623	193,139	155,287	105,999	40,194
Non-GAAP net income	$663,804	$328,859	$264,406	$180,486	$68,438

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net income (loss), which is the nearest GAAP equivalent of these financial measures. Some of these limitations are:

•

Adjusted EBITDA, non-GAAP income before income taxes, non-GAAP provision for income taxes as it relates to the calculation of non-GAAP net income and non-GAAP net income exclude restructuring charges, one-time nonrecurring gain and certain recurring non-cash charges, such as stock-based compensation expense, amortization of acquired intangible assets, non-cash interest expense related to convertible notes and impairment of investments in privately-held companies;

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

FY 2018 Overview and Highlights

Total revenue was $3.04 billion, an increase of 25% compared to 2017.

•	Advertising revenue totaled $2.62 billion, an increase of 24% compared to 2017.
•	Data licensing and other revenue totaled $425.0 million, an increase of 27% compared to 2017.
•	U.S. revenue totaled $1.64 billion, an increase of 16% compared to 2017.
•	International revenue totaled $1.40 billion, an increase of 36% compared to 2017.
•	Total ad engagements increased 55% year-over-year.
•	Cost per engagement decreased 20% year-over-year.

Net income was $1.21 billion, compared to a net loss of $108.1 million in 2017.

Non-GAAP net income was $663.8 million, an increase of 102% compared to 2017.

Adjusted EBITDA was $1.20 billion, an increase of 39% compared to 2017.

Stock-based compensation for the year was $326.2 million, or 11% of revenue, representing a decrease of 25% compared to 2017.

Cash, cash equivalents and short-term investments in marketable securities totaled $6.21 billion as of December 31, 2018.

Average monetizable daily active users (mDAU) were 126 million for the three months ended December 31, 2018, an increase of 9% year-over-year.

Average monthly active users (MAU) were 321 million for the three months ended December 31, 2018, a decrease of 3% compared to the three months ended December 31, 2017.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. We believe that mDAU, and its related growth, are the best ways to measure our success against our objectives and to show the size of our audience and engagement going forward, so we will discontinue disclosing MAU after the first quarter of 2019.

Monetizable Daily Active Usage (monetizable DAU or mDAU). We define monetizable daily active usage or users (mDAU) as Twitter users who logged in and accessed Twitter on any given day through a client capable of displaying ads (e.g., Twitter.com or the Twitter App). Our definition and calculation of mDAU is the same as that of the DAU data presented since the first quarter of 2016. Additionally, our calculation of mDAU is not based on any standardized industry methodology and is not necessarily calculated in the same manner or comparable to similarly-titled measures presented by other companies. Average mDAU for a period represents the number of mDAU on each day of such period divided by the number of days for such period. Changes in mDAU are a measure of changes in the size of our daily logged in active user base. To calculate the year-over-year change in mDAU, we subtract the average mDAU for the three months ended in the previous year from the average mDAU for the same three months ended in the current year and divide the result by the average mDAU for the three months ended in the previous year.

In the three months ended December 31, 2018, we had 126 million average mDAUs, which represents an increase of 9% from the three months ended December 31, 2017. The increase was driven by a combination of organic growth, marketing, and product improvements. In the three months ended December 31, 2018, we had 27 million average mDAUs in the United States and 99 million average mDAUs in the rest of the world, which represent increases of 5% and 11%, respectively, from the three months ended December 31, 2017.

For additional information on how we calculate changes in mDAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monthly Active Users (MAUs). We define MAUs as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAUs for a period represent the average of the MAUs at the end of each month during the period. MAUs are a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended December 31, 2018, we had 321 million average MAUs, which represents a decrease of 3% from the three months ended December 31, 2017. MAU growth is historically seasonally weak in the fourth quarter. The decrease in average MAUs was driven by a number of factors, including product changes that reduced the number of email notifications sent, as well as decisions we have made to prioritize the health of the service and not to move to paid SMS carrier relationships in certain markets, and, to a lesser extent, changes we made to comply with the General Data Protection Regulation (GDPR). In the three months ended December 31, 2018, we had 66 million average MAUs in the United States and 255 million average MAUs in the rest of the world, which each represent decreases of 3%, from the three months ended December 31, 2017. For additional information on how we calculate MAUs and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.” As we announced on February 7, 2019, mDAU will be the metric we use to show the size of our audience and engagement going forward, so we will discontinue disclosing MAU after the first quarter of 2019.

(1) Reported average Monthly Active Users reflects adjustments for approximately 1-2 million users per quarter of certain third-party applications that were included as Twitter MAUs that should not have been considered MAUs in certain prior periods. Daily Active Usage was not affected. Further details regarding the adjustment can be found in the section titled "Note About Our MAU Adjustment."

(2) In the three months ended March 31, 2018, we discovered that a software change made in the second quarter of 2017 resulted in a non-material overstatement of our historical MAU in 2017. The differences were between 30,000 and 400,000 in each period presented for total MAU. After rounding, the only impact to our prior disclosures was to reduce international MAU from 261 million to 260 million in the third quarter of 2017 due to a change of approximately 175,000 international MAUs.

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

In the three months ended December 31, 2018, ad engagements increased 33% from the three months ended December 31, 2017. The increase was driven by increased demand and improved clickthrough rates (CTR), which grew on a year-over-year basis across the majority of ad types as our ad prediction models and video ad product performance continues to improve. In the three months ended December 31, 2018, cost per ad engagement decreased 7% from the three months ended December 31, 2017. The decrease in cost per ad engagement reflects higher CTR from improved relevance, an ongoing shift to video ads, which carry higher CTR and lower CPE, and slight compression in like for like pricing. With improved CTR, advertisers are able to get the same amount of engagements (or more) at a lower (or similar) price.

Factors Affecting Our Future Performance

User Growth and Monetization. User growth trends reflected in the growth rate of mDAUs and monetization trends reflected in advertising engagements are key factors that affect our revenue. As our user base and the level of engagement of our users grow, we believe the potential to increase our revenue grows.

User Growth. We have generally experienced growth in our number of mDAU over the last several years. In general, a higher proportion of Internet users in the United States and Japan use Twitter than Internet users in other countries. Accordingly, in the future we expect our user growth rate in certain international markets to continue to be higher than our user growth rate in the United States. However, we expect to face challenges in entering some markets, such as China, where access to Twitter is blocked, as well as certain other countries that have intermittently restricted access to Twitter. Restrictions or limitations on access to Twitter may adversely impact our ability to increase the size of our user base and generate additional revenue in certain markets.

We intend to grow mDAU by building and shipping product changes more rapidly to make Twitter safer and investing in our core use case and in new product areas that further strengthen our unique position as the best and fastest place to see and talk about what’s happening in the world. Our mDAU growth rate has fluctuated over time, and it may slow or decline. To the extent our mDAU growth or growth rate slows or the absolute number of mDAU declines, our revenue growth will become dependent on our ability to increase levels of user engagement on Twitter and increasing revenue growth from third-party publishers’ websites and applications, data licensing and other offerings.

Monetization.  There are many variables that impact the monetization of our platform, such as the number of users, our users’ level of engagement with our platform, ad load (which is a function of the amount of advertising we choose to display), our users’ engagement with our Promoted Products, advertiser demand and cost per ad engagement. Generally, we design our algorithms for our pay-for-performance Promoted Products on Twitter to optimize the overall user experience and the value we deliver to advertisers. Advertising revenue growth may be impacted by escalating competition for digital ad spending and the reevaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Furthermore, we may see a decline in the number of advertisers on a year-over-year basis, which may also impact overall demand for our ads products. We have, and may in the future, increase ad load to the extent that we are able to continue to reach the right balance of advertiser value and the overall user experience. In order to improve monetization, we plan to increase the value of our advertising services by continuing to increase the size and engagement of our user base as well as improve our ability to target advertising to our users’ interests and the ability of our advertisers to optimize their campaigns and measure the results of their campaigns.

Although the majority of the Promoted Products we sell to our advertisers are placed on Twitter, we have augmented our advertising revenue by selling products that we place on third-party publishers’ websites, applications or other offerings. When we place ads off our owned and operated properties, we incur additional costs, particularly traffic acquisition costs, to fulfill our services to advertisers.

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

Investment in International Operations. We intend to strategically invest in our international operations in order to expand our user base and advertiser base and increase user engagement and monetization internationally. In the three months ended December 31, 2018, we had 99 million average mDAUs internationally compared to 27 million average mDAUs in the United States. In the three months ended December 31, 2018, we had 255 million average MAUs internationally compared to 66 million average MAUs in the United States. International growth of mDAUs has been faster than growth in the United States; however, we derive approximately half of our advertising revenue from advertisers in the United States.

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

Competition. We face competition for users and advertisers. We compete against many companies to attract and engage users and for advertiser spend, including companies with greater financial resources and substantially larger user bases which offer a variety of Internet and mobile device-based products, services and content. In recent years there has been a significant number of acquisitions and consolidation activity by and among our actual and potential competitors. We must compete effectively for users and advertisers in order to grow our business and increase our revenue. We believe that our ability to compete effectively for users depends upon a number of factors, including the quality of our products and services and the actual or perceived return our advertisers receive on their investment in our products and services. Our ability to compete effectively for advertisers also depends upon a number of factors, including our ability to offer attractive advertising products with unique targeting capabilities, the size of our active user base, and our ability to have the most valuable audience when they are most receptive. We have seen competition for digital ad spending and expect this trend to continue. In addition, many advertisers, particularly branded advertisers use marketing mix analyses to determine how to allocate their advertising budgets on an annual or bi-annual basis. As a result, we need to demonstrate to those advertisers during the appropriate time period that we provide a better return on investment than our competitors do in order to secure, increase or sustain our share of the advertising budget allocated for a significant portion of the year until the next budget cycle. We intend to continue to invest in research and development to improve our products and services for users and advertisers and to grow our active user base in order to address the competitive challenges in our industry. As part of our strategy to improve our products and services, we may acquire other companies to add engineering talent or complementary products and technologies.

Investment in Infrastructure. We strive to optimize the capacity and enhance the capability and reliability of our infrastructure. Our infrastructure is critical to providing users, platform partners, advertisers and data partners access to our platform, particularly during major planned and unplanned events, such as elections, sporting events or natural disasters, when activity on our platform increases dramatically. As our user base and the activity on our platform grow, we expect that investments and expenses associated with our infrastructure will continue to grow. These investments and expenses include the expansion and improvement of our data center operations and related operating costs, additional servers and networking equipment to increase the capacity of our infrastructure, increased bandwidth costs, and costs to secure our customers’ data.

Products and Services Innovation. Our ability to increase the size and engagement of our user base, attract advertisers and increase our revenue will depend, in part, on our ability to improve existing products and services and to successfully develop or acquire new products and services. We will continue to invest in revenue products as we work to improve our ads platform and ad formats to help our ad partners launch new products and services and connect with what’s happening on Twitter. We plan to continue to make significant investments in research and development and, from time to time, we may acquire companies to enhance our products, services and technical capabilities. In addition, we continue to invest in health as we continue our work to help people find credible information on our service and feel safe participating in the conversation on Twitter.

Investment in Talent. We intend to invest in hiring key engineering roles and retaining talented employees to grow our business.   We have seen reduced levels of attrition in 2018, but we need to continue to focus on hiring and employee retention to be successful. We have also made, and intend to continue to make, acquisitions that add engineers, designers, product managers and other personnel with specific technology expertise. In addition, we must retain our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Seasonality. Advertising spending is traditionally strongest in the fourth quarter of each year. Historically, this seasonality in advertising spending has affected our quarterly results, with higher sequential advertising revenue growth from the third quarter to the fourth quarter compared to sequential advertising revenue growth from the fourth quarter to the subsequent first quarter. For example, our advertising revenue increased 17%, 28% and 22% between the third and fourth quarters of 2016, 2017 and 2018, respectively, while advertising revenue for the first quarter of 2017 and 2018 decreased 26% and 11% compared to the fourth quarter of 2016 and 2017, respectively.

Stock-Based Compensation Expense. We have historically utilized, and intend to continue to utilize, various forms of stock-based awards in order to hire and retain talented employees. During the years ended December 31, 2018 and 2017, we recognized $326.2 million and $433.8 million of expense related to stock-based compensation, respectively. As of December 31, 2018, we had unrecognized stock-based compensation expense of approximately $715.0 million related to outstanding equity awards, which we expect to recognize over a weighted-average period of approximately three years. The stock-based compensation expenses related to our outstanding equity awards have a significant impact on the amount of net income we generate on a GAAP basis. We made significant progress in reducing our annual stock-based compensation expense on both an absolute basis and as a percentage of revenue, down to 11% in 2018, from 18% and 24% in 2017 and 2016, respectively. We remain committed to maintaining stock-based compensation as a percentage of revenue in line with our peers.

Results of Operations

The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue
Advertising services	$2,617,397	$2,109,987	$2,248,052
Data licensing and other	424,962	333,312	281,567
Total revenue	3,042,359	2,443,299	2,529,619
Costs and expenses (1)
Cost of revenue	964,997	861,242	932,240
Research and development	553,858	542,010	713,482
Sales and marketing	771,361	717,419	957,829
General and administrative	298,818	283,888	293,276
Total costs and expenses	2,589,034	2,404,559	2,896,827
Income (loss) from operations	453,325	38,740	(367,208)
Interest expense	(132,606)	(105,237)	(99,968)
Interest income	111,221	44,383	24,277
Other income (expense), net	(8,396)	(73,304)	2,065
Income (loss) before income taxes	423,544	(95,418)	(440,834)
Provision (benefit) for income taxes	(782,052)	12,645	16,039
Net income (loss)	$1,205,596	$(108,063)	$(456,873)

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$17,289	$23,849	$29,502
Research and development	183,799	240,833	335,498
Sales and marketing	71,305	94,135	160,935
General and administrative	53,835	74,989	89,298
Total stock-based compensation expense	$326,228	$433,806	$615,233

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2018	2017	2016
Revenue
Advertising services	86%	86%	89%
Data licensing and other	14	14	11
Total revenue	100	100	100
Costs and expenses
Cost of revenue	32	35	37
Research and development	18	22	28
Sales and marketing	25	29	38
General and administrative	10	12	12
Total costs and expenses	85	98	115
Income (loss) from operations	15	2	(15)
Interest expense	(4)	(4)	(4)
Interest income	4	2	1
Other income (expense), net	(0)	(3)	0
Income (loss) before income taxes	14	(4)	(17)
Provision (benefit) for income taxes	(26)	1	1
Net income (loss)	40%	(4)%	(18)%

Years Ended December 31, 2018, 2017 and 2016

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

Data Licensing and Other

We generate data licensing and other revenue by (i) offering data products and data licenses that allow our data partners to access, search and analyze historical and real-time data on our platform, which data consists of public Tweets and their content, and (ii) providing mobile advertising exchange services through our MoPub exchange. Our data partners generally purchase licenses to access all or a portion of our data for a fixed period. We recognize data licensing revenue as our data partners consume and benefit from their continuous use of the licensed data over time. In addition, we operate a mobile ad exchange and receive service fees from transactions completed on the exchange. Our mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory and matches buyers and sellers. We have determined we are not the principal as it relates to our performance obligation of providing an ad exchange service in the purchase and sale of advertising inventory in transactions between third-party buyers and sellers on the exchange. Therefore we report revenue related to our ad exchange services on a net basis.

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Advertising services	$2,617,397	$2,109,987	$2,248,052	24%	(6)%
Data licensing and other	424,962	333,312	281,567	27%	18%
Total revenue	$3,042,359	$2,443,299	$2,529,619	25%	(3)%

2018 Compared to 2017. Revenue in 2018 increased by $599.1 million compared to 2017.

In 2018, advertising revenue increased by 24% compared to 2017. The substantial majority of our advertising revenue was generated from our owned and operated platform. Advertising revenue generated from the sale of our advertising products on our owned and operated platform in 2018 was $2.46 billion as compared to $1.90 billion in 2017. Advertising revenue generated from the sale of our advertising products placed on third-party publishers’ websites, applications and other offerings in 2018 was $154.4 million as compared to $211.2 million in 2017.

The overall increase in advertising revenue was primarily attributable to a 55% increase in the number of ad engagements offset by a 20% decrease in cost per ad engagement in 2018 compared to 2017. The increase in ad engagements was driven by increased demand and improved clickthrough rates. The decrease in cost per ad engagement reflects the ongoing mix shift to video ad engagements (which have overall lower cost per ad engagement compared to other ad formats), higher clickthrough rates, and a slight compression in like for like pricing.

The decrease in advertising revenue from the sale of our advertising products placed on third-party publishers’ websites, applications and other offerings in 2018 was driven primarily by the lack of contribution from TellApart (which was deprecated in 2017). TellApart revenue contributed $44.6 million in revenue in 2017, mainly in the first half of 2017, and was fully deprecated in the fourth quarter of 2017.

Advertising revenue continued to be driven by continued sales momentum with advertisers, built around our differentiated ad formats, better relevance, and improved ROI. As our user base and the level of engagement of our users grow, we believe the potential to increase our revenue grows.

In 2018, data licensing and other revenue increased by 27% compared to 2017. A majority of the increase was attributable to expanded and new partnerships.

Looking ahead, while data licensing and other revenue continues to benefit from customers developing new use cases and smaller customers adopting self-service APIs, we are now largely through our multi-year enterprise renewal cycle. As a result, with many of our largest partners now at market pricing, revenue growth is likely to moderate in 2019.

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

The overall decrease in advertising revenue was primarily attributable to a 52% decrease in cost per ad engagement offset by a 96% increase in the number of ad engagements in 2017 compared to 2016. The decrease in cost per ad engagement reflects a higher mix of video ad engagements (which have overall lower cost per ad engagement compared to other ad formats) and lower cost per ad engagement across the majority of ad formats compared to the fourth quarter of 2016. The increase in ad engagements was driven by a continuing mix shift toward video ad impressions as well as higher clickthrough rates.

Advertising revenue continued to be driven by strong growth in our video ad formats offset by declines in traditional Promoted Tweet and direct response ad formats.

In 2017, data licensing and other revenue increased by 18% compared to 2016. A majority of the increase was attributable to growth in data licensing fees from the offering of data products.

Cost of Revenue

Cost of revenue includes infrastructure costs, other direct costs including content costs, amortization of acquired intangible assets and amortization of capitalized labor costs for internally developed software, allocated facilities costs, as well as traffic acquisition costs, or TAC. Infrastructure costs consist primarily of data center costs related to our co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs; as well as depreciation of servers and networking equipment; and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams. TAC consists of costs we incur with third parties in connection with the sale to advertisers of our advertising products that we place on third-party publishers’ websites, applications or other offerings collectively resulting from acquisitions, and from our organically-built advertising network, Twitter Audience Platform. Certain of the elements of our cost of revenue are fixed, and cannot be reduced in the near term.

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Cost of revenue	$964,997	$861,242	$932,240	12%	(8)%
Cost of revenue as a percentage of revenue	32%	35%	37%

2018 Compared to 2017. In 2018, cost of revenue increased by $103.8 million compared to 2017. The increase was attributable to an $89.3 million increase in direct costs, primarily driven by an increase in content costs and a $50.4 million increase in depreciation and amortization expense primarily related to additional internally developed software, server and networking equipment.  These increases were offset by a $35.3 million decrease in TAC substantially due to the lack of advertising revenue generated from TellApart (which we deprecated in 2017), and a $0.6 million decrease in other expenses.

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

We plan to continue to scale the capacity and enhance the capability and reliability of our infrastructure to support user growth and increased activity on our platform. We expect that cost of revenue will increase in absolute dollar amounts and vary as a percentage of revenue.

Research and Development

Research and development expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for our engineers and other employees engaged in the research and development of our products and services. In addition, research and development expenses include amortization of acquired intangible assets, allocated facilities costs, and other supporting overhead costs.

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Research and development	$553,858	$542,010	$713,482	2%	(24)%
Research and development as a percentage of revenue	18%	22%	28%

2018 Compared to 2017. In 2018, research and development expenses increased by $11.8 million compared to 2017. The increase was attributable to a $15.4 million net increase in allocated facilities costs, other supporting overhead expenses, and other expenses, and the absence of a $12.1 million one-time nonrecurring gain on sale of assets that occurred in the year ended December 31, 2017. These increases were offset by a $8.7 million net decrease in personnel-related costs driven by a decrease in stock-based compensation expense due partially to forfeitures offset in part by an increase in average employee headcount, and a $7.0 million increase in the capitalization of costs associated with developing software for internal use.

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

We plan to continue to invest in key areas of our business to ensure that we have the right level of engineering, product management and design personnel and related resources to support our research and development efforts. We expect that research and development costs will increase in absolute dollar amounts and vary as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, commissions, benefits and stock-based compensation for our employees engaged in sales, sales support, business development and media, marketing, corporate communications and customer service functions. In addition, marketing and sales-related expenses also include advertising costs, market research, tradeshows, branding, marketing, public relations costs, amortization of acquired intangible assets, allocated facilities costs, and other supporting overhead costs.

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Sales and marketing	$771,361	$717,419	$957,829	8%	(25)%
Sales and marketing as a percentage of revenue	25%	29%	38%

2018 Compared to 2017. In 2018, sales and marketing expenses increased by $53.9 million compared to 2017. The increase was attributable to a $36.2 million net increase in allocated facilities costs and other supporting overhead expenses, a $9.3 million increase in marketing and sales-related expenses, and a $23.9 million net increase in personnel-related costs driven by an increase in average employee headcount offset in part by a decrease in stock-based compensation expense. These increases were offset by a $15.5 million decrease in amortization of acquired intangible assets due to certain intangible assets becoming fully amortized.

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

We continue to evaluate key areas in our business to ensure we have the right level of sales and marketing to execute on our key priorities and objectives. We expect that sales and marketing costs will increase in absolute dollar amounts and vary as a percentage of revenue.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include fees and costs for professional services, including consulting, third-party legal and accounting services and facilities costs and other supporting overhead costs that are not allocated to other departments.

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
General and administrative	$298,818	$283,888	$293,276	5%	(3)%
General and administrative as a percentage of revenue	10%	12%	12%

2018 Compared to 2017. In 2018, general and administrative expense increased by $14.9 million compared to 2017. The increase was attributable to a $24.6 million net increase in personnel-related costs driven by an increase in average employee headcount offset in part by a decrease in stock-based compensation expense, and a $7.9 million increase in professional service fees. These increases were offset by a $17.6 million decrease in allocated facilities costs, other supporting overhead expenses, and other expenses.

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

We plan to continue to invest in key areas of our business and ensure that we have the right level of general and administrative support on our key priorities and objectives. We expect that general and administrative expenses will increase in absolute dollar amounts and vary as a percentage of revenue.

Interest Expense

Interest expense consists primarily of interest expense incurred in connection with the $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes, and the $1.15 billion principal amount of 0.25% convertible senior notes due 2024, or the 2024 Notes, and together with the 2019 Notes and 2021 Notes, the Notes, and interest expense related to capital leases and other financing facilities.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Interest expense	$132,606	$105,237	$99,968

2018 Compared to 2017. In 2018, interest expense increased by $27.4 million compared to 2017 primarily due to the issuance of the 2024 Notes in June 2018. Interest expense in 2018 was comprised of $127.7 million of total interest expense related to the Notes as well as our credit facility (described below) and $4.9 million related to capital leases of equipment.

2017 Compared to 2016. In 2017, interest expense increased by $5.3 million compared to 2016. Interest expense in 2017 was comprised of $99.6 million of total interest expense related to the Notes as well as our credit facility (described below) and $5.6 million related to capital leases of equipment.

Interest Income

Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Interest income	$111,221	$44,383	$24,277

2018 Compared to 2017. In 2018, interest income increased by $66.8 million compared to 2017. The increase was primarily attributable to higher invested cash balances and higher interest rates.

2017 Compared to 2016. In 2017, interest income increased by $20.1 million compared to 2016. The increase was primarily attributable to higher invested cash balances and higher interest rates.

Other Income (Expense), Net

Other income (expense), net, consists of unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, realized foreign exchange gains and losses on foreign exchange transactions, and gains and losses on investments in privately-held companies. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Other income (expense), net	$(8,396)	$(73,304)	$2,065

2018 Compared to 2017. In 2018, other expense, net, was $8.4 million compared to other expense, net, of $73.3 million in 2017. The change was primarily attributable to a $3.0 million impairment charge in the year ended December 31, 2018, compared to a $62.4 million impairment charge in the year ended December 31, 2017, and the more favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments.

2017 Compared to 2016. In 2017, other expense, net, was $73.3 million compared to other income, net, of $2.1 million in 2016. The change was primarily attributable to the recording of an impairment charge on an investment in a privately-held company of $62.4 million in 2017 and less favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities as well as derivative financial instruments.

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. In addition, the provision is impacted by deferred income taxes and changes in the related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In December 2017, the Tax Act was enacted into law and the new legislation contains several key tax provisions that affected us, including a reduction of the federal corporate income tax rate to 21% effective January 1, 2018. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as our valuation allowance against our net U.S. deferred tax assets. Also in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We completed our accounting for the Tax Act in the fourth quarter of 2018, within the one-year measurement period from the enactment. Please refer to Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Provision (benefit) for income taxes	$(782,052)	$12,645	$16,039

2018 Compared to 2017. Our benefit for income taxes in the twelve months ended December 31, 2018 was $782.1 million, compared to a provision for income taxes of $12.6 million in 2017. Our current provision for income taxes in the twelve months ended December 31, 2018 was $19.7 million, compared to a current provision of $19.1 million for the twelve months ended December 31, 2017. Our deferred benefit for income taxes in the twelve months ended December 31, 2018 was $801.7 million, compared to a deferred benefit for income taxes of $6.4 million in the twelve months ended December 31, 2017. The change is due to the release of our valuation allowance of $845.1 million related to Brazil and most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts, offset by our current year income tax expense of $63.0 million, compared to a provision of $12.6 million in 2017. Excluding the release of our deferred tax asset valuation allowance, the change was primarily due to the increase in pre-tax profitability offset by an increase to the benefit of share-based compensation.

2017 Compared to 2016. Our provision for income taxes in 2017 decreased by $3.4 million compared to 2016 primarily due to an increase in the income tax benefit arising from intraperiod allocation and partial release of valuation allowance attributable to the Tax Act related to alternative minimum tax (AMT) credits.

We anticipate that going forward we will have income tax expense, which amounts could be affected by our jurisdictional mix of profit before taxes, the extent foreign earnings are taxed in the United States through new provisions under the Tax Act, changes in tax rates and tax regulations, the impact of tax examinations, the impact of business combinations, tax effects of share based compensation, and changes in the remaining valuation allowances.

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2018. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(Unaudited, in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue(1)
Advertising services	$791,365	$649,816	$601,060	$575,156	$644,257	$502,802	$489,148	$473,780
Data licensing and other	117,471	108,295	109,481	89,715	87,303	86,831	84,707	74,471
Total revenue	908,836	758,111	710,541	664,871	731,560	589,633	573,855	548,251
Costs and expenses(2)
Cost of revenue	268,345	243,644	230,185	222,823	217,979	210,016	212,908	220,339
Research and development	141,174	150,764	138,574	123,346	133,996	136,115	143,171	128,728
Sales and marketing	211,774	193,496	188,032	178,059	189,572	172,957	185,296	169,594
General and administrative	80,635	78,339	74,126	65,718	79,915	63,266	70,839	69,868
Total costs and expenses	701,928	666,243	630,917	589,946	621,462	582,354	612,214	588,529
Income (loss) from operations	206,908	91,868	79,624	74,925	110,098	7,279	(38,359)	(40,278)
Interest expense	(37,273)	(38,336)	(29,982)	(27,015)	(26,700)	(26,732)	(26,396)	(25,409)
Interest income	37,013	36,067	21,960	16,181	13,349	12,028	10,486	8,520
Other expense, net (3)	(111)	(2,341)	(5,735)	(209)	(3,194)	(10,106)	(58,806)	(1,198)
Income (loss) before income taxes	206,537	87,258	65,867	63,882	93,553	(17,531)	(113,075)	(58,365)
Provision (benefit) for income taxes (4)	(48,766)	(701,921)	(34,250)	2,885	2,474	3,564	3,413	3,194
Net income (loss)	$255,303	$789,179	$100,117	$60,997	$91,079	$(21,095)	$(116,488)	$(61,559)
Net income (loss) per share attributable to common stockholders:
Basic	$0.34	$1.04	$0.13	$0.08	$0.12	$(0.03)	$(0.16)	$(0.09)
Diluted	$0.33	$1.02	$0.13	$0.08	$0.12	$(0.03)	$(0.16)	$(0.09)
Other Financial Information:
Adjusted EBITDA(5)	$396,529	$295,403	$264,810	$244,054	$308,174	$206,999	$177,874	$169,939
Non-GAAP net income(6)	$244,141	$162,718	$133,955	$122,990	$141,407	$77,848	$56,370	$53,234

(1)

We adopted the new revenue standard on January 1, 2018 using the modified retrospective method. Revenue was not materially impacted by the application of the new revenue standard in any of the quarters in 2018.

(2)	Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(Unaudited, in thousands)
Cost of revenue	$4,905	$4,247	$3,338	$4,799	$6,019	$5,625	$6,253	$5,952
Research and development	43,589	53,195	45,069	41,946	55,648	57,174	63,625	64,386
Sales and marketing	18,624	19,634	18,225	14,822	25,919	22,433	20,694	25,089
General and administrative	14,769	14,530	12,837	11,699	14,868	15,727	22,824	21,570
Total stock-based compensation expense	$81,887	$91,606	$79,469	$73,266	$102,454	$100,959	$113,396	$116,997

(3)	In the second and third quarter of 2017, we incurred $55.0 million and $7.4 million, respectively, of impairment charges on an investment in a privately-held company.

(4)

In the second quarter of 2018, we recorded a net benefit to tax expense of $43.4 million associated with the release of the valuation allowance related to deferred tax assets of our Brazil operations. In the third quarter of 2018, we recorded a net benefit to tax expense of $683.3 million associated with the release of the valuation allowance related to most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts.

(5)	The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(Unaudited, in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$255,303	$789,179	$100,117	$60,997	$91,079	$(21,095)	$(116,488)	$(61,559)
Stock-based compensation expense	81,887	91,606	79,469	73,266	102,454	100,959	113,396	116,997
Depreciation and amortization expense	110,723	111,947	105,982	96,846	92,520	97,492	103,063	102,792
Interest and other expense, net	371	4,610	13,757	11,043	16,545	24,810	74,716	18,087
Provision (benefit) for income taxes	(48,766)	(701,921)	(34,250)	2,885	2,474	3,564	3,413	3,194
Restructuring charges and one-time nonrecurring gain	(2,989)	(18)	(265)	(983)	3,102	1,269	(226)	(9,572)
Adjusted EBITDA	$396,529	$295,403	$264,810	$244,054	$308,174	$206,999	$177,874	$169,939

(6)	The following table presents a reconciliation of net income (loss) to non-GAAP net income for each of the periods indicated:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(Unaudited, in thousands)
Reconciliation of Net Income (Loss) to Non-GAAP Net Income:
Net income (loss)	$255,303	$789,179	$100,117	$60,997	$91,079	$(21,095)	$(116,488)	$(61,559)
Exclude: Provision (benefit) for income taxes	(48,766)	(701,921)	(34,250)	2,885	2,474	3,564	3,413	3,194
Income (loss) before income taxes	206,537	87,258	65,867	63,882	93,553	(17,531)	(113,075)	(58,365)
Stock-based compensation expense	81,887	91,606	79,469	73,266	102,454	100,959	113,396	116,997
Amortization of acquired intangible assets	4,786	4,380	4,876	4,942	4,929	11,077	14,340	16,191
Non-cash interest expense related to convertible notes	31,017	30,878	23,309	20,722	20,417	20,355	20,041	19,248
Impairment of investments in privately-held companies	—	0	3,000	—	—	7,439	55,000	—
Restructuring charges and one-time nonrecurring gain	(2,989)	(18)	(265)	(983)	3,102	1,269	(226)	(9,572)
Non-GAAP income before income taxes	321,238	214,104	176,256	161,829	224,455	123,568	89,476	84,499
Non-GAAP provision for income taxes	77,097	51,386	42,301	38,839	83,048	45,720	33,106	31,265
Non-GAAP net income	$244,141	$162,718	$133,955	$122,990	$141,407	$77,848	$56,370	$53,234

Credit Facility

In August 2018, we entered into a revolving credit agreement with certain lenders which provides for a $500.0 million revolving unsecured credit facility maturing on August 7, 2023. In connection with entering into the $500.0 million credit facility, we also terminated our $1.0 billion unsecured revolving credit facility. We are obligated to pay interest on loans under the new credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the new credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. As of December 31, 2018, no amounts had been drawn under the credit facility.

Liquidity and Capital Resources

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net income (loss)	$1,205,596	$(108,063)	$(456,873)
Net cash provided by operating activities	1,339,711	831,209	763,055
Net cash provided used in investing activities	(2,055,513)	(116,526)	(593,248)
Net cash provided by (used in) financing activities	978,116	(78,373)	(83,975)

 Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. In June 2018, we also received net proceeds of approximately $1.14 billion from the issuance of the 2024 Notes, after deducting the debt issuance costs. Concurrent with the sales of the 2024 Notes, we entered into privately-negotiated convertible note hedge transactions with respect to our common stock for which we paid approximately $268.0 million and sold warrants for which we received approximately $186.8 million.

As of December 31, 2018, we had $6.21 billion of cash, cash equivalents and short-term investments in marketable securities, of which $210.0 million was held by our foreign subsidiaries. During the SAB 118 period related to the Tax Act, we re-assessed our intentions related to certain of these funds held by our foreign subsidiaries in light of the reduced tax associated with repatriation. We have determined that we will no longer be indefinitely reinvested related to these funds and accrued the incremental foreign withholding taxes. In addition, we have a revolving unsecured credit facility available to borrow up to $500.0 million. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital, capital expenditure requirements for at least the next 12 months, and to repay the $936.2 million of principal and coupon interest associated with our 2019 Notes due in September 2019.

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, amortization of discount on our Notes, deferred income taxes, impairment of investments in privately-held companies, non-cash restructuring charges, as well as the effect of changes in working capital and other activities. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenue, increases in operating expenses and costs related to acquisitions. For additional discussion, see Part I, Item 1A,”Risk Factors.”

Cash provided by operating activities in 2018 was $1.34 billion, an increase in cash inflow of $508.5 million compared to 2017. Cash provided by operating activities was driven by net income of $1.21 billion, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $44.8 million, of which the most significant items were a $845.1 million net benefit to tax expense associated with the release of the valuation allowance related to deferred tax assets, $425.5 million of depreciation and amortization expense, and $326.2 million of stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $89.3 million, which was in part driven by a one-time refund of prepaid employment taxes of $147.5 million.

Cash provided by operating activities in 2017 was $831.2 million, an increase in cash inflow of $68.2 million compared to 2016. Cash provided by operating activities was driven by a net loss of $108.1 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $971.5 million, of which the most significant items were $433.8 million of stock-based compensation expense, $395.9 million of depreciation and amortization expense and $62.4 million of impairment charges on an investment in a privately-held company, and the effect of changes in working capital and other carrying balances that resulted in cash outflows of $32.2 million.

Cash provided by operating activities in 2016 was $763.1 million, an increase in cash inflow of $380.0 million compared to 2015. Cash provided by operating activities was driven by a net loss of $456.9 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $1.14 billion, of which the most significant items were $615.2 million of stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash outflow of $82.6 million.

Investing Activities

Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.

Cash used in investing activities in 2018 was $2.06 billion, an increase in cash outflow of $1.94 billion compared to 2017. The change was primarily due to a $2.65 billion increase in purchases of marketable securities, a $323.2 million increase in purchases of property and equipment, an absence of $35.0 million in proceeds from sale of long-lived assets, and a net increase of $33.6 million in cash used in business combinations, offset by a $1.09 billion net increase in proceeds from sales and maturities of marketable securities, a $2.6 million decrease in expenditures on other investing activities and a $10.3 million increase in proceeds from sales of property and equipment.

Cash used in investing activities in 2017 was $116.5 million, a decrease in cash outflow of $476.7 million compared to 2016. The change was primarily due to a $221.4 million decrease in the purchases of marketable securities, a $80.7 million decrease in purchases of investments in privately-held companies, a net $85.1 million decrease in cash used in business combinations, a $57.9 million decrease in purchases of property and equipment, a $35.0 million increase in proceeds from sale of long-lived assets, a $2.8 million increase in net proceeds from sales and maturities of marketable securities, and a $2.8 million increase in proceeds from sales of property and equipment, offset by a $8.9 million increase in expenditures on other investing activities.

Cash used in investing activities in 2016 was $593.2 million, a decrease in cash outflow of $305.6 million compared to 2015. The decrease in cash outflow was due to decreased purchases of marketable securities of $774.9 million, property and equipment of $128.6 million and other investments of $9.9 million, offset by a decrease in sales and maturities of marketable securities of $503.4 million, an increase in purchase of investments in privately-held companies of $71.0 million, and an increase in use of cash as acquisition consideration of $33.4 million.

We anticipate making capital expenditures in 2019 of approximately $550 million to $600 million as we continue to expand our co-located data centers.

Financing Activities

Our primary financing activities consist of issuances of securities, including common stock issued under our employee stock purchase plan, capital lease financing and stock option exercises by employees and other service providers.

Cash provided by financing activities in 2018 was $978.1 million, compared to $78.4 million cash used in financing activities in 2017. The change was due to net proceeds of $1.14 billion from the issuance of convertible notes net of issuance costs, reduced by the net cash outflow of $81.2 million from the purchase of convertible note hedges and sale of warrants closed in connection with the issuance of convertible notes, a $12.4 million decrease in payments of capital lease obligations, and a $5.4 million increase in proceeds from the issuance of shares of stock from the ESPP, offset by a $10.3 million increase in tax payments related to net share settlements of equity awards and a $6.0 million decrease in proceeds from option exercises.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in 2018, 2017 or 2016.

Contractual Obligations

Our principal commitments consist of obligations under the Notes (including principal and coupon interest), capital and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2018.

	Payments Due by Year
	Total	2019	2020-2021	2022-2023	Thereafter
	(In thousands)
2019 Notes	$937,338	$937,338	$—	$—	$—
2021 Notes	982,646	9,540	973,106	—	—
2024 Notes	1,165,781	2,867	5,742	5,734	1,151,438
Operating lease obligations (1)	839,512	161,932	262,604	151,535	263,441
Capital lease obligations	94,920	70,506	24,414	—	—
Other contractual commitments (2)	346,922	65,768	135,205	134,404	11,545
Total contractual obligations	$4,367,119	$1,247,951	$1,401,071	$291,673	$1,426,424

(1)

We have entered into several sublease agreements for office space that we are not fully utilizing. Under the sublease agreements, we will receive approximately $52.5 million in sublease income over the next four years.

(2)	Other contractual commitments are non-cancelable contractual commitments primarily related to our infrastructure services, bandwidth and other services arrangements.

As of December 31, 2018, we had recorded liabilities of $17.9 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above table.

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

Revenue Recognition

We generate the substantial majority of our revenue from the sale of advertising services with the balance from data licensing and other arrangements.

We generate our advertising revenue primarily from the sale of our Promoted Products: (i) Promoted Tweets, (ii) Promoted Accounts and (iii) Promoted Trends. Promoted Tweets and Promoted Accounts are pay-for-performance advertising products or pay on impressions delivered, each priced through an auction. Promoted Trends are featured by geography and offered on a fixed-fee-per-day basis. Advertisers are obligated to pay when a user engages with a Promoted Tweet, follows a Promoted Account, when an impression is delivered, or when a Promoted Trend is displayed. These advertising services may be sold in combination as a bundled arrangement or separately on a stand-alone basis.

For our Promoted Product arrangements, significant judgments are (i) identifying the performance obligations in the contract, (ii) determining the basis for allocating contract consideration to performance obligations, (iii) determining whether we are the principal or the agent in arrangements where another party is involved in providing specified services to a customer, and (iv) estimating the transaction price to be allocated for contracts with tiered rebate provisions.

We may generate revenue from the sale of certain Promoted Tweets through placement by Twitter of advertiser ads against third-party publisher content. We will pay the third-party publisher a revenue share fee for our right to monetize their content. In such transactions, advertisers are contracting to obtain a single integrated advertising service, the Promoted Tweet combined with the third-party publisher content, and we obtain control of the third-party publisher content displayed on Twitter that we then combine with the advertiser ads within the Promoted Tweet. Therefore, we report advertising revenue generated from these transactions on a gross basis and record the related third-party content monetization fees as cost of revenue.

We also generate advertising revenue by selling services in which we place ads on third-party publishers’ websites, applications or other offerings. To fulfill these transactions, we purchase advertising inventory from third-party publishers’ websites and applications where we have identified the advertisers’ targeted audience and therefore incur traffic acquisition costs prior to transferring the advertising service to our customers. At such point, we have the sole ability to monetize the third-party publishers advertising inventory. In such transactions, we obtain control of a right to a service to be performed by the third-party publishers, which gives us the ability to direct those publishers to provide the services to our customers on our behalf. Therefore, we report advertising revenue generated from these transactions on a gross basis, and we record the related traffic acquisition costs as cost of revenue.

Fees for the advertising services above are recognized in the period when advertising is delivered as evidenced by a user engaging with a Promoted Tweet or an ad on a third-party publisher website or application in a manner satisfying the types of engagement selected by the advertisers, such as Tweet engagements (e.g., retweets, replies and likes), website clicks, mobile application installs or engagements, obtaining new followers, or video views, following a Promoted Account, delivery of impressions, or through the display of a Promoted Trend on our platform.

We have concluded that our data licensing arrangements, which grant customers a right to Twitter’s intellectual property (“IP”) for a defined period of time, may contain a single performance obligation satisfied at a point in time (“Historical IP”) or over time (“Future IP”), or may contain two or more performance obligations satisfied separately at a point in time (Historical IP) and over time (Future IP). In some of our data licensing arrangements, pricing is a fixed monthly fee over a specified term. In arrangements with a single performance obligation satisfied over time, data licensing revenue is recognized on a straight-line basis over the period in which we provide data as the customer consumes and benefits from the continuous data available on an ongoing basis. In arrangements with at least two performance obligations, we allocate revenue on a relative basis between the performance obligations based on standalone selling price (“SSP”) and recognize revenue as the performance obligations are satisfied.

In other data licensing arrangements, we charge customers based on the amount of sales they generate from downstream customers using Twitter data. Certain of those royalty-based data licensing arrangements are subject to minimum guarantees. For such arrangements with a minimum guarantee and a single Future IP performance obligation, we recognize revenue for minimum guarantees on a straight-line basis over the period in which we provide data. For such arrangements with a minimum guarantee and two or more performance obligations, we allocate revenue on a relative basis between the performance obligations based on SSP and recognize revenue as the performance obligations are satisfied. Royalties in excess of minimum guarantees, if any, are recognized as revenue in the period that the related downstream customer sales using our licensed data occur, and such amounts have been immaterial to date.

For data licensing arrangements involving two or more performance obligations, we use directly observable standalone transactions to determine SSP of Historical IP.  We use standalone transactions and consider all other reasonably available observable evidence to estimate SSP of Future IP.

Other revenue is primarily generated from service fees from transactions completed on our mobile ad exchange. Our mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory by matching them in the exchange. We have determined we are not the principal in the purchase and sale of advertising inventory in transactions between third-party buyers and sellers on the exchange because we do not obtain control of the advertising inventory. We report revenue related to our ad exchange services on a net basis for the fees paid by buyers, net of costs related to acquiring the advertising inventory paid to sellers.

Arrangements involving multiple performance obligations primarily consist of combinations of our pay-for-performance products, Promoted Tweets and Promoted Accounts, which are priced through an auction, and Promoted Trends, which are priced on a fixed-fee-per day, per geography basis. For arrangements that include a combination of these products, we develop an estimate of the standalone selling price for these products in order to allocate any potential discount to all performance obligations in the arrangement. The estimate of standalone selling price for pay-for-performance auction based products is determined based on the winning bid price. The estimate of standalone selling price for Promoted Trends is based on Promoted Trends sold on a standalone basis and/or separately priced in a bundled arrangement by reference to a list price by geography, which is updated and approved periodically. For other arrangements involving multiple performance obligations where neither auction pricing nor standalone sales provide sufficient evidence of standalone selling price, we estimate standalone selling price using either an adjusted market assessment approach or an expected cost plus margin approach. We believe the use of our estimation approach and allocation of the transaction price on a relative standalone selling price basis to each performance obligation results in revenue recognition in a manner consistent with the underlying economics of the transaction and the allocation principle included in Topic 606. We have elected to exclude certain sales and indirect taxes from the determination of the transaction price.

Income Taxes

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining our provision (benefit) for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

We record a provision (benefit) for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize the deferred income tax effects of a change in tax rates in the period of the enactment. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

We recognize tax benefits from uncertain tax positions if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be different. We make adjustments to these reserves in accordance with income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences may impact the provision (benefit) for income taxes in the period in which such determination is made. We record interest and penalties related to our uncertain tax positions in our provision (benefit) for income taxes.

The Tax Act contains several key tax provisions that affected us, including a reduction of the federal corporate income tax rate to 21% effective January 1, 2018. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as our valuation allowance against our net U.S. deferred tax assets. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We completed our accounting for the Tax Act in the fourth quarter of 2018, within the one year-measurement period from the enactment date. We elected to account for Global Intangible Low-Taxed Income (GILTI) under the Tax Act as a period cost when the expense is incurred and apply the approach of tax law ordering for reflecting the realization of loss carryforward expected to offset future GILTI.

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

We believe that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2018. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

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

Accounting for business combinations requires our management to make significant estimates and assumptions at the acquisition date, including estimated fair value of acquired intangible assets, estimated fair value of stock awards assumed from the acquirees that are included in the purchase price, estimated income tax assets and liabilities assumed from the acquirees, and determination of the fair value of contractual obligations, where applicable. The estimates of fair value require management to also make estimates of, among other things, future expected cash flows, discount rates or expected costs to reproduce an asset. Although we believe the assumptions and estimates we made at the time were reasonable and appropriate, these estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Impact of Recently Issued Accounting Standards

The impact of recently issued accounting standards is set forth in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of December 31, 2018, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $17.7 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

In 2014 and 2018, we issued convertible senior notes with in aggregate principal amount of $1.89 billion and $1.15 billion, respectively. We carry the Notes at face value less amortized discount on the consolidated balance sheet. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency net losses were $4.6 million in 2018. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollar would have resulted in a gain or loss of approximately $5.6 million as of December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twitter, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Twitter, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 20, 2019

We have served as the Company’s auditor since 2009.

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,894,444	$1,638,413
Short-term investments	4,314,957	2,764,689
Accounts receivable, net of allowance for doubtful accounts of $3,559 and $5,430	788,700	664,268
Prepaid expenses and other current assets	112,935	254,514
Total current assets	7,111,036	5,321,884
Property and equipment, net	885,078	773,715
Intangible assets, net	45,025	49,654
Goodwill	1,227,269	1,188,935
Deferred tax assets, net	808,459	10,455
Other assets	85,705	67,834
Total assets	$10,162,572	$7,412,477
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$145,186	$170,969
Accrued and other current liabilities	405,751	327,333
Convertible notes, short-term	897,328	—
Capital leases, short-term	68,046	84,976
Total current liabilities	1,516,311	583,278
Convertible notes, long-term	1,730,922	1,627,460
Capital leases, long-term	24,394	81,308
Deferred and other long-term tax liabilities, net	17,849	13,240
Other long-term liabilities	67,502	59,973
Total liabilities	3,356,978	2,365,259
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 764,257 and 746,902 shares issued and outstanding	4	4
Additional paid-in capital	8,324,974	7,750,522
Accumulated other comprehensive loss	(65,311)	(31,579)
Accumulated deficit	(1,454,073)	(2,671,729)
Total stockholders' equity	6,805,594	5,047,218
Total liabilities and stockholders' equity	$10,162,572	$7,412,477

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$3,042,359	$2,443,299	$2,529,619
Costs and expenses
Cost of revenue	964,997	861,242	932,240
Research and development	553,858	542,010	713,482
Sales and marketing	771,361	717,419	957,829
General and administrative	298,818	283,888	293,276
Total costs and expenses	2,589,034	2,404,559	2,896,827
Income (loss) from operations	453,325	38,740	(367,208)
Interest expense	(132,606)	(105,237)	(99,968)
Interest income	111,221	44,383	24,277
Other income (expense), net	(8,396)	(73,304)	2,065
Income (loss) before income taxes	423,544	(95,418)	(440,834)
Provision (benefit) for income taxes	(782,052)	12,645	16,039
Net income (loss)	$1,205,596	$(108,063)	$(456,873)
Net income (loss) per share attributable to common stockholders:
Basic	$1.60	$(0.15)	$(0.65)
Diluted	$1.56	$(0.15)	$(0.65)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	754,326	732,702	702,135
Diluted	772,686	732,702	702,135

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$1,205,596	$(108,063)	$(456,873)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	(393)	(1,325)	1,685
Change in foreign currency translation adjustment	(33,339)	38,999	(25,372)
Net change in accumulated other comprehensive income (loss)	(33,732)	37,674	(23,687)
Comprehensive income (loss)	$1,171,864	$(70,389)	$(480,560)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	746,902	$4	721,572	$4	694,132	$3
Issuance of common stock in connection with RSU vesting	15,026	—	20,855	—	26,909	1
Issuance of common stock in connection with acquisitions	119	—	—	—	41	—
Issuance of restricted stock in connection with acquisitions accounted for as stock-based compensation	655	—	—	—	3,364	—
Exercise of stock options	634	—	3,733	—	2,864	—
Issuance of common stock upon purchases under employee stock purchase plan	1,539	—	1,735	—	2,039	—
Shares withheld related to net share settlement of equity awards	(610)	—	(531)	—	(878)	—
Cancellation of shares contributed by the CEO	—	—	—	—	(6,814)	—
Other activities	(8)	—	(462)	—	(85)	—
Balance, end of period	764,257	$4	746,902	$4	721,572	$4
Additional paid-in capital
Balance, beginning of period	—	$7,750,522	—	$7,224,534	—	$6,507,087
Cumulative-effect adjustment from adoption of stock-based compensation expense simplification rule	—	—	—	13,316	—	—
Issuance of common stock in connection with acquisitions	—	5,405	—	—	—	735
Issuance of stock options in connection with acquisitions	—	917	—	—	—	—
Issuance of restricted stock in connection with acquisitions	—	12,843	—	—	—	—
Exercise of stock options	—	3,442	—	9,515	—	7,714
Issuance of common stock upon purchases under employee stock purchase plan	—	29,288	—	23,920	—	24,431
Shares withheld related to net share settlement of equity awards	—	(19,256)	—	(8,962)	—	(15,598)
Stock-based compensation	—	367,668	—	488,123	—	695,525
Equity component of the convertible note issuance, net	—	252,248	—	—	—	—
Purchase of convertible note hedge	—	(267,950)	—	—	—	—
Issuance of warrants	—	186,760	—	—	—	—
Other activities	—	3,087	—	76	—	4,640
Balance, end of period	—	$8,324,974	—	$7,750,522	—	$7,224,534
Accumulated other comprehensive loss
Balance, beginning of period	—	$(31,579)	—	$(69,253)	—	$(45,566)
Other comprehensive income (loss)	—	(33,732)	—	37,674	—	(23,687)
Balance, end of period	—	$(65,311)	—	$(31,579)	—	$(69,253)
Accumulated deficit
Balance, beginning of period	—	$(2,671,729)	—	$(2,550,350)	—	$(2,093,477)
Cumulative-effect adjustment from adoption of revenue recognition rule	—	$12,060	—	—	—	—
Cumulative-effect adjustment from adoption of stock-based compensation expense simplification rule	—	—	—	(13,316)	—	—
Net income (loss)	—	1,205,596	—	(108,063)	—	(456,873)
Balance, end of period	—	$(1,454,073)	—	$(2,671,729)	—	$(2,550,350)
Total stockholders' equity	764,257	$6,805,594	746,902	$5,047,218	721,572	$4,604,935

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$1,205,596	$(108,063)	$(456,873)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	425,498	395,867	402,172
Stock-based compensation expense	326,228	433,806	615,233
Amortization of discount on convertible notes	105,926	80,061	74,660
Deferred income taxes	(801,720)	(6,415)	(4,775)
Impairment of investments in privately-held companies	3,000	62,439	4,000
Other adjustments	(14,139)	5,753	46,042
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	(130,871)	2,668	(22,969)
Prepaid expenses and other assets	126,470	(13,974)	7,101
Accounts payable	(1,533)	8,371	(7,112)
Accrued and other liabilities	95,256	(29,304)	105,576
Net cash provided by operating activities	1,339,711	831,209	763,055
Cash flows from investing activities
Purchases of property and equipment	(483,934)	(160,742)	(218,657)
Proceeds from sales of property and equipment	13,070	2,783	—
Purchases of marketable securities	(5,334,396)	(2,687,214)	(2,908,611)
Proceeds from maturities of marketable securities	3,732,973	2,579,747	2,518,631
Proceeds from sales of marketable securities	58,721	124,826	183,154
Proceeds from sales of long-lived assets	—	35,000	—
Purchases of investments in privately-held companies	(3,375)	(825)	(81,502)
Business combinations, net of cash acquired	(33,572)	—	(85,082)
Other investing activities	(5,000)	(10,101)	(1,181)
Net cash used in investing activities	(2,055,513)	(116,526)	(593,248)
Cash flows from financing activities
Proceeds from issuance of convertible notes	1,150,000	—	—
Purchases of convertible note hedges	(267,950)	—	—
Proceeds from issuance of warrants concurrent with note hedges	186,760	—	—
Debt issuance costs	(13,783)	—	—
Taxes paid related to net share settlement of equity awards	(19,263)	(8,962)	(15,598)
Payments of capital lease obligations	(90,351)	(102,775)	(100,558)
Proceeds from exercise of stock options	3,415	9,444	7,540
Proceeds from issuances of common stock under employee stock purchase plan	29,288	23,920	24,641
Net cash provided by (used in) financing activities	978,116	(78,373)	(83,975)
Net increase in cash, cash equivalents and restricted cash	262,314	636,310	85,832
Foreign exchange effect on cash, cash equivalents and restricted cash	(14,296)	9,914	(3,754)
Cash, cash equivalents and restricted cash at beginning of period	1,673,857	1,027,633	945,555
Cash, cash equivalents and restricted cash at end of period	$1,921,875	$1,673,857	$1,027,633
Supplemental cash flow data
Interest paid in cash	$14,547	$13,990	$12,953
Taxes paid in cash	$33,065	$16,216	$14,532
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$19,165	$—	$1,341
Equipment purchases under capital leases	$16,086	$123,235	$100,281
Changes in accrued property and equipment purchases	$(23,469)	$16,387	$5,738
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$1,894,444	$1,638,413	$988,598
Restricted cash included in prepaid expenses and other current assets	1,698	8,289	9,449
Restricted cash included in other assets	25,733	27,155	29,586
Total cash, cash equivalents and restricted cash	$1,921,875	$1,673,857	$1,027,633

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that management believes are reasonable based on its knowledge of current events, as well as its expectations about actions it may take in the future, and evaluates these estimates on an ongoing basis.

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

For the Company's Promoted Product arrangements, significant judgments are (i) identifying the performance obligations in the contract, (ii) determining the basis for allocating contract consideration to performance obligations, (iii) determining whether the Company is the principal or the agent in arrangements where another party is involved in providing specified services to a customer, and (iv) estimating the transaction price to be allocated for contracts with tiered rebate provisions.

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

The Company has concluded that its data licensing arrangements, which grant customers a right to Twitter’s intellectual property (“IP”) for a defined period of time, may contain a single performance obligation satisfied at a point in time (“Historical IP”) or over time (“Future IP”), or may contain two or more performance obligations satisfied separately at a point in time (Historical IP) and over time (Future IP). In some of the Company's data licensing arrangements, pricing is a fixed monthly fee over a specified term. In arrangements with a single performance obligation satisfied over time, data licensing revenue is recognized on a straight-line basis over the period in which the Company provides data as the customer consumes and benefits from the continuous data available on an ongoing basis. In arrangements with at least two performance obligations, the Company allocates revenue on a relative basis between the performance obligations based on standalone selling price (“SSP”) and recognizes revenue as the performance obligations are satisfied.

In other data licensing arrangements, the Company charges customers based on the amount of sales they generate from downstream customers using Twitter data. Certain of those royalty-based data licensing arrangements are subject to minimum guarantees. For such arrangements with a minimum guarantee and a single Future IP performance obligation, the Company recognizes revenue for minimum guarantees on a straight-line basis over the period in which the Company provides data. For such arrangements with a minimum guarantee and two or more performance obligations, the Company allocates revenue on a relative basis between the performance obligations based on SSP and recognizes revenue as the performance obligations are satisfied. Royalties in excess of minimum guarantees, if any, are recognized as revenue in the period that the related downstream customer sales using the Company’s licensed data occur, and such amounts have been immaterial to date.

For data licensing arrangements involving two or more performance obligations, the Company uses directly observable standalone transactions to determine SSP of Historical IP.  The Company uses standalone transactions and considers all other reasonably available observable evidence to estimate SSP of Future IP.

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

Arrangements involving multiple performance obligations primarily consist of combinations of the Company's pay-for-performance products, Promoted Tweets and Promoted Accounts, which are priced through an auction, and Promoted Trends, which are priced on a fixed-fee-per day, per geography basis. For arrangements that include a combination of these products, the Company develops an estimate of the standalone selling price for these products in order to allocate any potential discount to all performance obligations in the arrangement. The estimate of standalone selling price for pay-for-performance auction based products is determined based on the winning bid price. The estimate of standalone selling price for Promoted Trends is based on Promoted Trends sold on a standalone basis and/or separately priced in a bundled arrangement by reference to a list price by geography, which is updated and approved periodically. For other arrangements involving multiple performance obligations where neither auction pricing nor standalone sales provide sufficient evidence of standalone selling price, the Company estimates standalone selling price using either an adjusted market assessment approach or an expected cost plus margin approach. The Company believes the use of its estimation approach and allocation of the transaction price on a relative standalone selling price basis to each performance obligation results in revenue recognition in a manner consistent with the underlying economics of the transaction and the allocation principle included in Topic 606. The Company has elected to exclude certain sales and indirect taxes from the determination of the transaction price.

Cost of Revenue

Cost of revenue includes infrastructure costs, other direct costs including content costs, amortization expense of technology acquired through acquisitions and amortization of capitalized labor costs for internally developed software, allocated facilities costs, as well as traffic acquisition costs (“TAC”). Infrastructure costs consist primarily of data center costs related to the Company’s co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs, as well as depreciation of servers and networking equipment, and personnel-related costs, including salaries, benefits and stock-based compensation, for its operations teams. Content costs are primarily related to payments to providers from whom the Company licenses content, in order to increase engagement on the platform. The fees paid to these content providers may be based on revenues generated, or a minimum guaranteed fee. TAC consists of costs incurred with third parties in connection with the sale to advertisers of advertising products that the Company places on third-party publishers’ websites, applications or other offerings collectively resulting from acquisitions and from the Company’s organically-built advertising network, Twitter Audience Platform.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation expense under the fair value recognition and measurement provisions of GAAP. Stock-based awards granted to employees are measured based on the grant-date fair value.

For service-based restricted stock awards and performance-based restricted stock awards without market conditions, the Company recognizes the compensation expense only for those awards expected to meet the performance and service vesting condition on a straight-line basis over the requisite service period which is generally one year for performance vesting condition awards and up to five years for service vesting condition awards. For performance-based restricted stock awards with market conditions, the Company recognizes the compensation expense on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service has been provided. Starting in 2017, the Company accounts for forfeitures as they occur.

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

Restructuring and Other Charges

The Company records charges associated with management-approved restructuring plans to reduce headcount and for leases. Restructuring costs are recognized when the related liability is incurred and measured at fair value. The Company records a liability for employee terminations when all of the following conditions have been met: management, having the authority to approve the action, commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications and their locations, and the expected completion date; the plan establishes the terms of the benefit arrangement in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

The Company also has entered into server and networking equipment lease arrangements with original lease terms up to four years. The Company’s server and networking equipment leases typically are accounted for as capital leases as they meet one or more of the four capital lease classification criteria. Assets acquired under capital leases are amortized over their estimated useful life. As of December 31, 2018 and 2017, the Company had capital lease obligations included in short-term and long-term capital lease obligations in the consolidated balance sheets of $92.4 million and $166.3 million, respectively. In the years ended December 31, 2018, 2017 and 2016, the Company recorded approximately $4.9 million, $5.6 million and $5.5 million, respectively, of interest expense in relation to these capital lease arrangements.

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

As of December 31, 2018 and 2017, the Company has restricted cash balances of $1.7 million and $8.3 million, respectively, within prepaid expenses and other current assets and $25.7 million and $27.1 million, respectively, in other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions. These restricted cash balances are primarily cash deposits to back letters of credit related to certain property leases.

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale securities at fair value, and reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary which are recorded as other income (expense), net. The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other income (expense), net. Interest earned on cash, cash equivalents, and marketable securities was $111.2 million, $44.4 million, and $24.3 million during the years ended December 31, 2018, 2017 and 2016, respectively. These balances are recorded in interest income in the accompanying consolidated statements of operations.

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

The Company’s accounts receivable are typically unsecured and are derived from customers around the world in different industries. The Company includes terms in its contracts providing the ability to stop transferring promised goods or services, performs ongoing credit evaluations of its customers, and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2018 and 2017, no single customer accounted for more than 10% of the Company’s net accounts receivable balance. No single customer accounted for more than 10% of the Company’s revenue in the years ended December 31, 2018, 2017 and 2016.

The Company’s note hedge transactions, entered into in connection with the Notes, as defined and further described in Note 5 – Fair Value Measurements, and its derivative financial instruments expose the Company to credit risk to the extent that its counterparties may be unable to meet the terms of the transactions. The Company mitigates this risk by limiting its counterparties to major financial institutions and using multiple financial institutions as counterparties in its hedge transactions.

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

The Company reviews the remaining estimated useful lives of its property and equipment on an ongoing basis. Management is required to use judgment in determining the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model, changes in the Company’s business strategy, or changes in the planned use of property and equipment could result in the actual useful lives differing from the Company’s current estimates. In cases where the Company determines that the estimated useful life of property and equipment should be shortened or extended, the Company would apply the new estimated useful life prospectively.

The Company reviews property and equipment for impairment when events or changes indicate the carrying amount may not be recoverable.

Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

Capitalization of Interest

Interest costs are capitalized for assets that are constructed for the Company’s own internal use, including internally developed software and property and equipment, for the period of time to get them ready for their intended use. During the years ended December 31, 2018, 2017 and 2016, the Company capitalized $3.7 million, $3.6 million and $4.3 million of interest expense, respectively.

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

The Company conducted its annual goodwill impairment test during the fourth quarter of 2018 and determined that the fair value of the reporting unit significantly exceeded its carrying value. As such, goodwill was not impaired. No impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

Intangible Assets

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives of up to eleven years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There have been no impairment charges recorded in any of the periods presented in the accompanying consolidated financial statements.

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

Internal Use Software and Website Development Costs

The Company capitalizes certain costs incurred in developing software programs or websites for internal use. In the years ended December 31, 2018, 2017 and 2016, the Company capitalized costs totaling approximately $121.0 million, $113.9 million and $139.0 million, respectively. Capitalized internal use software development costs are included in property and equipment, net. Included in the capitalized amounts above are $41.4 million, $51.8 million and $73.9 million of stock-based compensation expense in the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated useful life of costs capitalized is evaluated for each specific project and is up to four years. In the years ended December 31, 2018, 2017 and 2016, the amortization of capitalized costs totaled approximately $111.8 million, $96.5 million and $74.6 million, respectively.

Income Taxes

The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining its provision (benefit) for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The Company records a provision (benefit) for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company recognizes the deferred income tax effects of a change in tax rates in the period of the enactment. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.

The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although the Company believes it has adequately reserved for its uncertain tax positions (including net interest and penalties), it can provide no assurance that the final tax outcome of these matters will not be different. The Company makes adjustments to these reserves in accordance with income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences may impact the provision (benefit) for income taxes in the period in which such determination is made. The Company records interest and penalties related to our uncertain tax positions in provision (benefit) for income taxes.

The Tax Cuts and Jobs Act (the “Tax Act”) contains several key tax provisions that affected the Company, including a reduction of the federal corporate income tax rate to 21% effective January 1, 2018. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring its U.S. deferred tax assets and liabilities as well as its valuation allowance against its net U.S. deferred tax assets. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company completed its accounting for the Tax Act in the fourth quarter of 2018, within the one-year measurement period from the enactment date. The Company elected to account for Global Intangible Low-Taxed Income (GILTI) under the Tax Act as a period cost when the expense is incurred, and apply the approach of tax law ordering for reflecting the realization of loss carryforwards expected to offset future GILTI.

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

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $78.1 million, $70.2 million and $114.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity and are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of unrealized gains or losses on available-for-sale securities, net of tax, and foreign currency translation adjustments.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue recognition from contracts with customers (“Topic 606”). The new guidance replaces all current GAAP guidance on this topic and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted this new accounting standard on January 1, 2018 using the modified retrospective method. See Note 3 – Revenue for further details.

In January 2016, the FASB issued a new accounting standard update on the classification and measurement of financial instruments. The new guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. The Company adopted this new accounting standard prospectively for its non-marketable equity securities on January 1, 2018. The Company has elected to use the measurement alternative for its non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The Company’s investments in privately-held companies are non-marketable equity securities without readily determinable fair values and there was no upward adjustment during the twelve months ended December 31, 2018. See Note 9 – Acquisitions and Other Investments for further details.

In August 2016, the FASB issued a new accounting standard update on the statement of cash flows. The new guidance clarifies classification of certain cash receipts and cash payments in the statement of cash flows. The Company adopted this new accounting standard retrospectively on January 1, 2018, and the adoption did not have a material impact on the Company’s financial statements.

In October 2016, the FASB issued a new accounting standard update on simplifying the accounting for income taxes related to intra-entity asset transfers. The new guidance requires an entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfers occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The Company adopted this new accounting standard on January 1, 2018 using the modified retrospective method. Upon adoption, the Company recognized an additional deferred tax asset of $29.5 million related to a prior period intra-entity transfer, which was offset by a full valuation allowance. Therefore, the recognition of the deferred tax asset upon adoption did not have an impact on the Company’s accumulated deficit. See Note 14 – Income Taxes for further details.

In November 2016, the FASB issued a new accounting standard update on the presentation of restricted cash in the statement of cash flows. The new guidance requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this new accounting standard retrospectively on January 1, 2018. As a result of the adoption, net cash used in investing activities was adjusted to exclude the changes in restricted cash, resulting in an increase of $3.6 million in the previously-reported amount for the twelve months ended December 31, 2017 and a $4.8 million decrease in the previously-reported amount for the twelve months ended December 31, 2016. Restricted cash balances are primarily cash deposits secured against letters of credit related to certain property leases.

In January 2017, the FASB issued a new accounting standard update on narrowing the definition of a business. The new guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The Company adopted this new accounting standard retrospectively on January 1, 2018 and the adoption did not have a material impact on the Company’s financial statements.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued a new accounting standard update on leases. The new guidance requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. In addition, it requires lessees to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company will adopt the new lease standard effective January 1, 2019 and will elect to apply all relevant practical expedients permitted under the transition guidance within the new lease standard with the exception of the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment. The standard will have a material impact on the Company’s consolidated balance sheets, but it will not have a material impact on its consolidated statements of operations, its consolidated statements of stockholders’ equity, or its consolidated statements of cash flows.  The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. The accounting for capital leases remains substantially unchanged. The adoption of the new lease standard on January 1, 2019 is anticipated to result in the recognition of ROU assets and lease liabilities of approximately $700 million to $800 million.

In June 2016, the FASB issued a new accounting standard update on the measurement of credit losses on financial instruments. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected and available-for-sale debt securities to record credit losses through an allowance for credit losses. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as early as the fiscal years beginning after December 15, 2018. The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

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

In February 2018, the FASB issued a new accounting standard update to give entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings (accumulated deficits). The new guidance also requires entities to make additional disclosures, regardless of whether reclassification of tax effects is elected. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will not elect the option to reclassify tax effects as a result of tax reform and as such, adoption is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

Note 3. Revenue

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts not yet substantially completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting policies and practices.

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

Revenue by geography is based on the billing addresses of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
Revenue by services:
Advertising services	$2,617,397	$2,109,987	$2,248,052
Data licensing and other	424,962	333,312	281,567
Total revenue	$3,042,359	$2,443,299	$2,529,619

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
Revenue by geographic area:
United States	$1,642,259	$1,413,614	$1,564,776
Japan	507,970	343,741	268,496
Rest of World	892,130	685,944	696,347
Total revenue	$3,042,359	$2,443,299	$2,529,619

(1) Prior period amounts have not been adjusted due to adoption of the new revenue standard under the modified retrospective method.

Revenue Recognition Accounting Policy

See Note 2 – Summary of Significant Accounting Policies.

Impact of Adoption

The Company recorded a net reduction to opening accumulated deficit of $12.1 million, an increase to unbilled revenue of $8.0 million, and a reduction to deferred revenue of $4.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to its data licensing arrangements.

As a result of applying the new standard, the impact for the twelve months ended December 31, 2018 was an increase to revenue of $16.1 million, an increase to unbilled revenue of $12.6 million, and a reduction to deferred revenue of $3.5 million, with the impact primarily related to the Company’s data licensing arrangements.

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

The Company applied the practical expedient to not disclose the value of remaining performance obligations not yet satisfied as of period end for variable consideration in the form of sales-based royalties promised in exchange for licenses to its intellectual property in data licensing contracts.

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

Deferred Revenue (Contract Liabilities)

The Company records deferred revenue within accrued and other current liabilities in the consolidated balance sheets. The Company's deferred revenue balance primarily consists of cash payments due in advance of satisfying its performance obligations relating to data licensing contracts and performance obligations given to customers based on their spend relating to advertising contracts, for which the Company defers, as they represent material rights. The Company recognizes deferred revenue relating to its data licensing contracts on a straight-line basis over the period in which the Company provides data. The Company recognizes deferred revenue relating to its advertising contracts based on the amount of customer spend and the relative standalone selling price of the material rights.

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

The following table presents contract balances (in thousands):

	December 31,	January 1,
	2018	2018
Unbilled Revenue	$20,786	$7,980
Deferred Revenue	$38,949	$25,869

The amount of revenue recognized in the twelve months ended December 31, 2018 that was included in the opening deferred revenue balance was $25.9 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus media inventory earned by and material rights provided to customers in prior periods.

The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.

The increase in unbilled revenue balance from January 1, 2018 to December 31, 2018 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.

The increase in deferred revenue balance from January 1, 2018 to December 31, 2018 was primarily due to cash payments due in advance of satisfying the Company’s performance obligations relating to data licensing contracts and bonus and make good media inventory offered to customers during the period, offset by the utilization of such media inventory issued.

Remaining Performance Obligations

As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $494.8 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term advertising service arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
				2021 and
	Total	2019	2020	Thereafter
Revenue expected to be recognized on remaining performance obligations	$494,845	$201,546	$146,612	$146,687

Note 4. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Cash and cash equivalents:
Cash	$229,924	$301,684
Money market funds	861,206	981,681
Corporate notes, commercial paper and certificates of deposit	803,314	355,048
Total cash and cash equivalents	$1,894,444	$1,638,413
Short-term investments:
U.S. government and agency securities including treasury bills	$1,053,408	$1,064,957
Corporate notes, commercial paper and certificates of deposit	3,261,549	1,699,732
Total short-term investments	$4,314,957	$2,764,689

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,053,988	$41	$(621)	$1,053,408
Corporate notes, commercial paper and certificates of deposit	3,265,012	713	(4,176)	3,261,549
Total available-for-sale securities classified as short-term investments	$4,319,000	$754	$(4,797)	$4,314,957

	December 31, 2017
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,067,047	$133	$(2,223)	$1,064,957
Corporate notes, commercial paper and certificates of deposit	1,701,168	72	(1,508)	1,699,732
Total available-for-sale securities classified as short-term investments	$2,768,215	$205	$(3,731)	$2,764,689

The available-for-sale securities classified as cash and cash equivalents on the consolidated balance sheets are not included in the tables above as the gross unrealized gains and losses were immaterial for each period. Their carrying value approximates fair value because of the short maturity period of these instruments.

The contractual maturities of securities classified as available-for-sale as of December 31, 2018 were as follows (in thousands):

December 31,
2018
Due within one year	$3,262,976
Due after one year through five years	1,051,981
Total	$4,314,957

The gross unrealized loss on securities in a continuous loss position for 12 months or longer was not material as of December 31, 2018 and 2017.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 based on the three-tier fair value hierarchy (in thousands):

	December 31, 2018
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$861,206	$—	$861,206
Corporate notes		24,537	24,537
Commercial paper	—	778,777	778,777
Short-term investments:
Treasury bills	—	294,128	294,128
U.S. government and agency securities	—	759,280	759,280
Corporate notes	—	1,713,835	1,713,835
Commercial paper	—	733,999	733,999
Certificates of deposit	—	813,715	813,715
Other current assets:
Foreign currency contracts	—	1,343	1,343
Total	$861,206	$5,119,614	$5,980,820
Liabilities
Other current liabilities:
Foreign currency contracts	—	3,826	3,826
Total	$—	$3,826	$3,826

	December 31, 2017
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$981,681	$—	$981,681
Commercial paper	—	346,968	346,968
Certificates of deposit	—	8,080	8,080
Short-term investments:
U.S. government and agency securities	—	1,064,957	1,064,957
Corporate notes	—	745,915	745,915
Commercial paper	—	299,675	299,675
Certificates of deposit	—	654,142	654,142
Other current assets:
Foreign currency contracts	—	2,237	2,237
Total	$981,681	$3,121,974	$4,103,655
Liabilities
Other current liabilities:
Foreign currency contracts	—	601	601
Total	$—	$601	$601

In June 2018, the Company issued $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024 (the “2024 Notes”) in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. In 2014, the Company issued $935.0 million in aggregate principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”) and $954.0 million in aggregate principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes and the 2024 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Refer to Note 10 – Convertible Notes for further details on the Notes.

The estimated fair value of the 2019 Notes, 2021 Notes, and 2024 Notes, based on a market approach as of December 31, 2018, was approximately $909.2 million, $872.6 million, and $1.01 billion, respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $545.3 million and $326.1 million at December 31, 2018 and 2017, respectively.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		December 31,	December 31,
	Balance Sheet Location	2018	2017
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$1,343	$2,237
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$3,826	$601

The Company recognized $11.6 million of net losses, $8.3 million of net gains, and $1.6 million of net gains on the foreign currency contracts in the year ended December 31, 2018, 2017 and 2016, respectively.

Note 6. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	December 31,	December 31,
	2018	2017
Property and equipment, net
Equipment	$1,185,270	$1,091,672
Furniture and leasehold improvements	328,532	314,852
Capitalized software	554,962	472,147
Construction in progress	96,488	49,417
Total	2,165,252	1,928,088
Less: Accumulated depreciation and amortization	(1,280,174)	(1,154,373)
Property and equipment, net	$885,078	$773,715

The gross carrying amount of property and equipment includes $241.4 million and $284.0 million of server and networking equipment acquired under capital leases as of December 31, 2018 and 2017, respectively. The accumulated depreciation of the equipment under capital leases totaled $154.0 million and $123.4 million as of December 31, 2018 and 2017, respectively.

Depreciation expense totaled $406.5 million, $349.3 million and $332.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Included in these amounts were depreciation expense for server and networking equipment acquired under capital leases in the amount of $84.2 million, $93.6 million and $100.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 7. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2017	$1,188,935
Acquisition	44,014
Foreign currency translation adjustment and other	(5,680)
Balance as of December 31, 2018	$1,227,269

For each of the periods presented, the gross goodwill balance equaled the net balance since no impairment charges have been recorded. Refer to Note 9 – Acquisitions and Other Investments for further details about goodwill.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
December 31, 2018:
Patents and developed technologies	$93,211	$(48,806)	$44,405
Publisher and advertiser relationships	9,300	(8,680)	620
Total	$102,511	$(57,486)	$45,025
December 31, 2017:
Patents and developed technologies	$93,511	$(46,337)	$47,174
Publisher and advertiser relationships	9,300	(6,820)	2,480
Total	$102,811	$(53,157)	$49,654

Patents and developed technologies are amortized over a period of up to eleven years from the respective purchase dates, and publisher and advertiser relationships are amortized over a period of five years. Amortization expense associated with intangible assets for the years ended December 31, 2018, 2017 and 2016 was $19.0 million, $46.5 million and $69.3 million, respectively. During the year ended December 31, 2018, $13.9 million in gross carrying value and accumulated amortization related to fully-amortized intangible assets was eliminated.

Estimated future amortization expense as of December 31, 2018 is as follows (in thousands):

Years ending December 31,
2019	$14,808
2020	10,081
2021	7,218
2022	4,290
2023	4,264
Thereafter	4,364
Total	$45,025

Note 8. Accrued and other current liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	December 31,	December 31,
	2018	2017
Accrued compensation	$155,830	$98,553
Accrued tax liabilities	39,729	36,097
Accrued publisher, content and ad network costs	33,014	32,462
Deferred revenue	38,949	27,824
Accrued other	138,229	132,397
Total	$405,751	$327,333

Note 9. Acquisitions and Other Investments

2018 Acquisition

During the year ended 2018, the Company acquired a company, which was accounted for as a business combination. The purchase price of $53.7 million (paid in shares of the Company’s common stock having a total fair value of $19.1 million and cash of $34.6 million) for this acquisition was allocated as follows: $9.3 million to developed technology, $0.4 million to net tangible assets acquired based on their estimated fair value on the acquisition date, and the excess $44.0 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisition is mainly attributable to assembled workforce, expected synergies and other benefits. The goodwill is not tax deductible for U.S. income tax purposes. The developed technology is amortized on a straight-line basis over its estimated useful life of 24 months.

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

Investments in Privately-Held Companies

The Company makes strategic investments in privately-held companies. The Company also evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of December 31, 2018 there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values.  Prior to January 1, 2018, the Company accounted for its non-marketable equity securities at cost less impairment.  Realized gains and losses on non-marketable securities sold or impaired were recognized in other income (expense), net. On January 1, 2018, the Company adopted the new standard which changed the way it accounts for non-marketable securities. The Company now adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. The Company’s non-marketable equity securities had a carrying value of $25.8 million and $27.6 million as of December 31, 2018 and 2017, respectively. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within other assets on the consolidated balance sheets.

The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing. In the years  ended December 31, 2018, 2017, and 2016, the Company recorded impairment charges of $3.0 million, $62.4 million, and $4.0 million, respectively, within other income (expense), net in the consolidated statements of operations.

Note 10. Convertible Notes

2024 Notes

In June 2018, the Company issued $1.15 billion in aggregate principal amount of the 2024 Notes in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. The total net proceeds from this offering were approximately $1.14 billion, after deducting $12.3 million of debt issuance costs in connection with the 2024 Notes.

The 2024 Notes represent senior unsecured obligations of the Company. The interest rate is fixed at 0.25% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2018.

Each $1,000 of principal of the 2024 Notes will initially be convertible into 17.5001 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $57.14 per share, subject to adjustment upon the occurrence of specified events. Holders of the 2024 Notes may convert the 2024 Notes at their option at any time on or after March 15, 2024 until close of business on the second scheduled trading day immediately preceding the maturity date of June 15, 2024. Further, holders of the 2024 Notes may convert all or any portion of their 2024 Notes at their option prior to the close of business on the business day immediately preceding March 15, 2024, only under the following circumstances:

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

2)

during the five business day period after any five consecutive trading day period (as used in this paragraph, the “measurement period”) in which the trading price (as defined in the Indenture governing the 2024 Notes) per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Twitter’s common stock and the conversion rate for the 2024 Notes on each such trading day; or

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

If a fundamental change (as defined in the indenture governing the 2024 Notes) occurs prior to the maturity date, holders of the 2024 Notes may require the Company to repurchase all or a portion of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. In addition, if specific corporate events occur prior to the maturity date of the 2024 Notes, the Company will be required to increase the conversion rate for holders who elect to convert their 2024 Notes in certain circumstances.

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option associated with the 2024 Notes from the respective host debt instrument, which is referred to as debt discount, and initially recorded the conversion option of $255.0 million for the 2024 Note in stockholders’ equity. The resulting debt discount on the 2024 Notes is amortized to interest expense at an effective interest rate of 4.46% over the contractual terms of the 2024 Notes. The Company allocated $2.7 million of debt issuance costs to the equity component and the remaining debt issuance costs of $9.6 million are amortized to interest expense under the effective interest rate method over the contractual terms of the 2024 Notes.

Concurrent with the offering of the 2024 Notes in June 2018, the Company entered into convertible note hedge transactions with certain bank counterparties whereby the Company has the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 20.1 million shares of its common stock at a price of approximately $57.14 per share. The total cost of the convertible note hedge transactions was $268.0 million. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 20.1 million shares of the Company’s common stock at an initial strike price of $80.20. The Company received $186.8 million in cash proceeds from the sale of these warrants.

Taken together, the purchase of the convertible note hedges and the sale of warrants in connection with the issuance of the 2024 Notes are intended to offset any actual dilution from the conversion of these 2024 Notes and to effectively increase the overall conversion price from approximately $57.14 to $80.20 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of December 31, 2018.

2019 Notes and 2021 Notes

In 2014, the Company issued $935.0 million in aggregate principal amount of 2019 Notes and $954.0 million in aggregate principal amount of 2021 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The total net proceeds from this offering were approximately $1.86 billion, after deducting $28.3 million of debt discount and $0.5 million debt issuance costs in connection with the 2019 Notes and the 2021 Notes.

The 2019 Notes and 2021 Notes represent senior unsecured obligations of the Company. The interest rates are fixed at 0.25% and 1.00% per annum for the 2019 Notes and the 2021 Notes, respectively, and are payable semi-annually in arrears on March 15 and September 15 of each year, which commenced on March 15, 2015.

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

The Notes consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	2019 Notes	2021 Notes	2024 Notes	2019 Notes	2021 Notes
Principal amounts:
Principal	$935,000	$954,000	$1,150,000	$935,000	$954,000
Unamortized debt discount and issuance costs (1)	(37,672)	(130,232)	(242,846)	(88,359)	(173,181)
Net carrying amount	$897,328	$823,768	$907,154	$846,641	$780,819
Carrying amount of the equity component (2)	$222,826	$283,283	$254,981	$222,826	$283,283

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

During the twelve months ended December 31, 2018, 2017, and 2016, the Company recognized $115.4 million, $88.5 million and $83.9 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest. The Company recognized $13.4 million of coupon interest expense in the year ended December 31, 2018, and $11.9 million of coupon interest expense in each of the years ended December 31, 2017 and 2016.

As of December 31, 2018, the remaining life of the 2019 Notes, 2021 Notes, and 2024 Notes is approximately 8 months, 32 months, and 65 months, respectively.

Note 11. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing total net income (loss) attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised.

Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the years ended December 31, 2017 and 2016, the Company’s potential common stock instruments such as stock options, RSUs, shares to be purchased under the 2013 Employee Stock Purchase Plan, shares subject to repurchases, conversion feature of the Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except per share data).

	Year Ended December 31,
	2018	2017	2016
Basic net income (loss) per share:
Numerator
Net income (loss)	$1,205,596	$(108,063)	$(456,873)
Denominator
Weighted-average common shares outstanding	756,916	736,607	708,010
Weighted-average restricted stock subject to repurchase	(2,590)	(3,905)	(5,875)
Weighted-average shares used to compute basic net income (loss) per share	754,326	732,702	702,135
Basic net income (loss) per share attributable to common stockholders	$1.60	$(0.15)	$(0.65)
Diluted net income (loss) per share:
Numerator
Net income (loss)	$1,205,596	$(108,063)	$(456,873)
Denominator
Number of shares used in basic computation	754,326	732,702	702,135
Weighted-average effect of dilutive securities:
RSUs	13,285	—	—
Stock options	2,686	—	—
Other	2,389	—	—
Weighted-average shares used to compute diluted net income (loss) per share	772,686	732,702	702,135
Diluted net income (loss) per share attributable to common stockholders	$1.56	$(0.15)	$(0.65)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
RSUs	14,949	33,123	48,069
Warrants	44,454	24,329	24,329
Stock options	837	4,793	8,723
Shares subject to repurchase and others	1,951	5,879	6,637

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

If the average market price of the common stock exceeds the exercise price of the warrants, $105.28 for the 2019 Notes and 2021 Notes, and $80.20 for the 2024 Notes, the warrants will have a dilutive effect on the earnings per share assuming that the Company is profitable. Since the average market price of the common stock is below $80.20 for all periods presented, the warrants are anti-dilutive.

Note 12. Preferred Stock

The Company has the authority to issue up to 200,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of December 31, 2018 and 2017, there was no preferred stock outstanding.

Note 13. Common Stock and Stockholders’ Equity

Common Stock

As of December 31, 2018, the Company is authorized to issue 5.0 billion shares of $0.000005 par value common stock in accordance with the Certificate of Incorporation, as amended and restated.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2018, no dividends have been declared.

Equity Incentive Plans

The Company’s 2013 Equity Incentive Plan serves as the successor to the 2007 Equity Incentive Plan. Initially, 68.3 million shares were reserved under the 2013 Equity Incentive Plan and any shares subject to options or other similar awards granted under the 2007 Equity Incentive Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2013 Equity Incentive Plan. The number of shares of the Company’s common stock available for issuance under the 2013 Equity Incentive Plan were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 60,000,000 Shares, (ii) 5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (iii) such number of Shares determined by the Company’s Board of Directors. As of December 31, 2018, the total number of options, RSUs, and PRSUs outstanding under the 2013 Equity Incentive Plan was 32.5 million shares, and 176.0 million shares were available for future issuance. There were 2.5 million shares of options outstanding under the 2007 Equity Incentive Plan as of December 31, 2018. No additional shares have been issued under the 2007 Equity Incentive Plan since 2013. Options granted under the Company’s Equity Incentive Plans generally expire 10 years after the grant date. The Company issues new shares to satisfy stock option exercises.

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

The activities for the restricted common stock issued to employees for the year ended December 31, 2018 are summarized as follows (in thousands, except per share data):

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Unvested restricted common stock at December 31, 2017	2,764	$19.60
Granted	654	$25.62
Vested	(1,173)	$23.05
Canceled	(7)	$36.44
Unvested restricted common stock at December 31, 2018	2,238	$19.50

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

During the years ended December 31, 2018 and 2017, employees purchased an aggregate of 1.5 million and 1.7 million shares, respectively, under this plan at a weighted average price of $19.03 and $13.79 per share, respectively.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2018 is as follows (in thousands, except years and per share data):

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding at December 31, 2017	4,793	$11.94	4.84	$70,932
Options granted and assumed in connection with acquisitions	46	$2.00
Options exercised	(634)	$5.43
Options canceled	(513)	$41.11
Outstanding at December 31, 2018	3,692	$8.88	3.64	$73,581
Exercisable at December 31, 2018	3,363	$7.84	3.32	$70,468

The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options.

The total intrinsic values of stock options exercised in the years ended December 31, 2018, 2017 and 2016 were $16.9 million, $51.6 million and $41.4 million, respectively.

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

The following table summarizes the activity related to the Company’s PRSUs for the year ended December 31, 2018 (in thousands, except per share data):

	PRSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2017	346	$15.39
Granted (100% target level)	519	$35.25
Additional earned performance shares related to 2017 grants	300	$15.39
Vested (187% target level)	(646)	$15.39
Canceled	(129)	$34.36
Unvested and outstanding at December 31, 2018 (1)	390	$35.55
(1)

The PRSUs unvested and outstanding at December 31, 2018 represent performance based awards for the 2018 performance period and given financial results for the financial year will vest at 193% of target, or approximately 752,000 RSUs.

The total fair value of PRSUs vested during the year ended December 31, 2018 was $20.4 million.

The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a performance period of two calendar years and the executives continued employment through the vesting date (“TSR RSUs”).

The following table summarizes the activity related to the Company’s TSR RSUs for the year ended December 31, 2018 (in thousands, except per share data):

	TSR RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2017	146	$13.02
Granted (100% target level)	414	$53.71
Canceled	(140)	$35.05
Unvested and outstanding at December 31, 2018 (1)	420	$45.78
(1)

The TSR RSUs unvested and outstanding at December 31, 2018 include performance based awards for the 2017 to 2018 performance period, and given financial results for the 2017 and 2018 financial years will vest at 132% of target, or approximately 121,500 RSUs.

In addition, there are 1,148,311 additional PRSUs and TSR RSUs that will vest based on performance goals and Total Shareholder Return (“TSR”) targets, respectively, to be granted in 2019 and 2020 at target levels from 0% to 200%.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2018.  For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2017	33,123	$19.80
Granted	19,101	$30.73
Vested	(14,379)	$21.64
Canceled	(7,458)	$23.17
Unvested and outstanding at December 31, 2018	30,387	$24.97

The total fair value of RSUs vested during the years ended December 31, 2018, 2017, and 2016 was approximately $445.7 million, $358.7 million, and $466.4 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$17,289	$23,849	$29,502
Research and development	183,799	240,833	335,498
Sales and marketing	71,305	94,135	160,935
General and administrative	53,835	74,989	89,298
Total stock-based compensation expense	$326,228	$433,806	$615,233

The amount of incremental stock-based compensation recorded in relation to the modification of stock-based awards was not material for the years ended December 31, 2018, 2017 and 2016.

The Company capitalized $41.4 million, $51.8 million and $73.9 million of stock-based compensation expense associated with the cost for developing software for internal use in the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, there was $715.0 million of gross unamortized stock-based compensation expense related to unvested awards which will be recognized over a weighted-average period of 2.9 years. Starting in 2017, the Company accounts for forfeitures as they occur.

Note 14. Income Taxes

The domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$193,500	$(18,412)	$(237,325)
Foreign	230,044	(77,006)	(203,509)
Income (loss) before income taxes	$423,544	$(95,418)	$(440,834)

The components of the provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(1,661)	$1,977	$1,087
State	4,083	316	(143)
Foreign	17,246	16,767	19,870
Total current provision for income taxes	19,668	19,060	20,814
Deferred:
Federal	(711,084)	(4,701)	293
State	(49,047)	(67)	17
Foreign	(41,589)	(1,647)	(5,085)
Total deferred benefit for income taxes	(801,720)	(6,415)	(4,775)
Provision (benefit) for income taxes	$(782,052)	$12,645	$16,039

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Tax at federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	(8.4)	(0.3)	0.0
Stock-based compensation	(6.4)	(28.5)	(2.8)
Research and development credits	(5.6)	18.6	4.9
Valuation allowance	(179.1)	425.2	(7.0)
Effect of the U.S. Tax Act	0.0	(369.8)	0.0
Nondeductible other expenses	0.2	(8.7)	(6.1)
Foreign rate differential	(6.4)	(81.2)	(27.4)
Other	0.1	(3.6)	(0.2)
Effective tax rate	(184.6)%	(13.3)%	(3.6)%

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$513,427	$720,444
Accruals and reserves	32,298	26,202
Stock-based compensation expense	29,600	32,825
Tax credits	375,699	327,756
Capitalized research expenditures	13,868	—
Fixed assets and intangible assets	24,819	10,803
Investments	16,571	14,906
Other	17,658	19,683
Total deferred tax assets	1,023,940	1,152,619
Valuation allowance	(210,862)	(1,021,326)
Total deferred tax assets, net of valuation allowance	813,078	131,293

Deferred tax liabilities:
Fixed assets and intangible assets	—	(57,290)
Capitalized research expenditures	—	(51,179)
Other	(4,619)	(12,369)
Total deferred tax liabilities	(4,619)	(120,838)
Net deferred tax assets	$808,459	$10,455

In December 2017, the Tax Act was enacted into law and the new legislation contains several key provisions that affected the Company, including a reduction of the federal corporate income tax rate to 21% effective January 1, 2018. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring its U.S. deferred tax assets and liabilities as well as its valuation allowance against its net U.S. deferred tax assets. Also in December 2017, the SEC staff issued SAB 118, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. During the fourth quarter of 2018, the Company completed its accounting for the Tax Act as summarized below:

•

The Company previously recognized a provisional reduction in its deferred tax assets, with a corresponding decrease to the valuation allowance of the same amount, related to the revaluation of deferred tax assets and liabilities. No adjustments were made to the provisional estimates recorded due to the full valuation allowance upon adoption.

•	The Company was not subject to the one-time mandatory transition tax.
•	The Company elected to record the taxes for GILTI as period costs.
•	The Company elected to utilize tax law ordering for reflecting the realization of the net operating losses expected to offset future GILTI.

The Company has recorded a valuation allowance of $14.6 million and $780.2 million against its gross U.S. federal deferred tax asset balance as of December 31, 2018, and December 31, 2017, respectively, as well as a valuation allowance of $196.3 million and $222.9 million against its gross state deferred tax asset balance as of December 31, 2018, and December 31, 2017, respectively.

During the year ended December 31, 2018, the Company released $797.4 million of the valuation allowance related to most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts. The Company continues to maintain a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized, which include all capital losses and California and Massachusetts net deferred tax assets. The Company concluded, based upon the preponderance of positive evidence (i.e. cumulative profit before tax adjusted for permanent items over the previous twelve quarters, a history of taxable income in recent periods, and the current forecast of income before taxes for the United States going forward) over negative evidence and the anticipated ability to use the deferred tax assets, that it was more likely than not that the deferred tax assets could be realized. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not such deferred tax assets may not be realizable.

At December 31, 2018, the Company had $2.85 billion of U.S. federal and $1.30 billion of state net operating losses, which will begin to expire in 2034 for federal and 2026 for state tax purposes, if not utilized.

The Company also has $300.4 million and $236.2 million of U.S. federal and state research credit carryforwards, respectively. The U.S. federal credit carryforward will begin to expire in 2027. The state research tax credits have no expiration date. Additionally, the Company has California Enterprise Zone Credit carryforwards of $19.1 million which will begin to expire in 2023.

Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

Also during the year ended December 31, 2018, the Company released the valuation allowance related to deferred tax assets of its Brazilian operations that resulted in a net benefit to tax expense of $47.7 million. The Company reported cumulative profit before tax (adjusted for permanent items) over the previous twelve quarters in its Brazilian operations based on U.S. GAAP and expects that net operating loss carryovers and other deductible amounts in Brazil will ultimately be realizable against future profits. The Company concluded, based upon the preponderance of positive evidence over negative evidence and the anticipated ability to use the deferred tax assets, that it was more likely than not that the deferred tax assets in Brazil would be realizable due to U.S. GAAP forecasted profits for Twitter Brazil. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not such deferred tax assets may not be realizable.

As of December 31, 2018, the unrecognized tax benefit was $332.3 million, including $317.5 million of unrecognized tax benefits which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance, and the remaining $14.8 million of unrecognized tax benefits which, if recognized, would affect the annual effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Gross unrecognized tax benefits at the beginning of the year	$259,781	$269,508	$209,443
Increases related to prior year tax positions	20,000	913	3,682
Decreases related to prior year tax positions	(13,174)	—	—
Decreases related to settlement with tax authorities	—	(1,415)	—
Decreases related to the Tax Act	—	(71,104)	—
Increases related to current year tax positions	66,249	61,879	56,383
Statute of limitations expirations	(542)	—	—
Gross unrecognized tax benefits at the end of the year	$332,314	$259,781	$269,508

Total unrecognized tax benefits are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2018	2017
Total unrecognized tax benefits balance	$332,314	$259,781
Amounts netted against related deferred tax assets	(317,524)	(246,776)
Unrecognized tax benefits recorded on consolidated balance sheets	$14,790	$13,005

The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. In 2018, the Company recognized net interest and penalties of $2.2 million in income tax expense. As of December 31, 2018, the Company recorded $3.1 million of interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-US activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under examination in California for tax years 2013 through 2015. The Company believes that adequate amounts have been reserved in these jurisdictions. The Company’s 2007 to 2017 tax years remain subject to examination by the United States and California due to tax attributes, and its 2014 to 2017 tax years remain subject to examination in Ireland. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments. The Company does not believe that its unrecognized tax benefits will materially change within the next 12 months.

Note 15. Commitments and Contingencies

Credit Facility

In August 2018, the Company entered into a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. In connection with entering into the $500.0 million credit facility, the Company also terminated its $1.0 billion unsecured revolving credit facility. The Company is obligated to pay interest on loans under the new credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the new credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. As of December 31, 2018, no amounts had been drawn under the credit facility.

Operating and Capital Leases

The Company has entered into various non-cancelable operating lease agreements for certain offices and data center facilities with contractual lease periods expiring between 2019 and 2028. During the year ended December 31, 2018 and 2017, the Company entered into several sublease agreements for office space that the Company is not fully utilizing. The Company also has lease arrangements for certain server and networking equipment that are accounted for as capital leases and included in property and equipment on the consolidated balance sheets.

A summary of gross lease commitments and sublease income as of December 31, 2018 is as follows (in thousands):

	Operating	Sublease	Capital
	Leases	Income	Leases
Years Ending December 31,
2019	$161,932	$(24,312)	$70,506
2020	151,751	(15,144)	23,845
2021	110,853	(11,762)	569
2022	89,398	(1,319)	—
2023	62,137	—	—
Thereafter	263,441	—	—
	$839,512	$(52,537)	94,920
Less: Amounts representing interest			2,480
Total capital lease obligation			92,440
Less: Short-term portion			68,046
Long-term portion			$24,394

Rent expense, net of sublease income, under the Company’s operating leases, including co-location arrangements for the Company’s data centers, was $138.8 million, $117.9 million and $155.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Contractual Obligations

Our principal commitments consist of obligations under the Notes (including principal and coupon interest), capital and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2018:

	Payments Due by Year
	Total	2019	2020-2021	2022-2023	Thereafter
	(In thousands)
2019 Notes	$937,338	$937,338	$—	$—	$—
2021 Notes	982,646	9,540	973,106	—	—
2024 Notes	1,165,781	2,867	5,742	5,734	1,151,438
Operating lease obligations (1)	839,512	161,932	262,604	151,535	263,441
Capital lease obligations	94,920	70,506	24,414	—	—
Other contractual commitments (2)	346,922	65,768	135,205	134,404	11,545
Total contractual obligations	$4,367,119	$1,247,951	$1,401,071	$291,673	$1,426,424

(1)

The Company has entered into several sublease agreements for office space that it is not fully utilizing. Under the sublease agreements, the Company will receive approximately $52.5 million in sublease income over the next four years.

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

The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of December 31, 2018, except for the above referenced class actions and derivative actions, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the years ended December 31, 2018, 2017 and 2016 with respect to litigation or loss contingencies.

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

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of December 31, 2018 and 2017.

Note 16. Related Party Transactions

In September 2015, the Company entered into a partnership agreement for no consideration with Square, Inc., for which Jack Dorsey (the Company’s Chief Executive Officer) serves as Chief Executive Officer, to enable U.S. political donations through Tweets. Neither Square, Inc. nor the Company will pay each other any amounts in connection with the agreement. The agreement has no impact on the Company’s consolidated financial statements.

Certain of the Company’s directors have affiliations with customers of the Company. The Company recognized revenue under contractual obligations from such customers of $25.9 million and $22.5 million for the years ended December 31, 2018 and December 31, 2017, respectively. No revenue was recognized under contractual obligations from such customers for the year ended December 31, 2016. The Company had outstanding receivable balances of $3.8 million and $4.2 million from such customers as of December 31, 2018 and December 31, 2017, respectively.

Note 17. Employee Benefit Plan

The Company has a 401(k) Plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. Matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. The matching contributions made by the Company were $6.3 million for the year ended December 31, 2018 and $2.8 million for each of the years ended December 2017 and 2016.

Note 18. Segment Information and Operations by Geographic Area

The Company has a single operating segment and reporting unit structure. The Company’s chief operating decision-maker is the Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Revenue

See Note 3 – Revenue for further details.

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	December 31,	December 31,
	2018	2017
Property and equipment, net:
United States	$853,731	$730,262
International	31,347	43,453
Total property and equipment, net	$885,078	$773,715

Note 19. Restructuring Charges

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

The following table summarizes the activities related to restructuring charges, as discussed above (in thousands):

	2016 Employee	2016
	Termination Plan	Lease Plan
Charges (1)	$21,611	$79,685
Cash payment	(11,629)	(3,562)
Non-cash and other adjustments	(6,357)	(19,577)
Accrued as of December 31, 2016	$3,625	$56,546
Charges (2)	$608	$6,090
Cash payment	(4,309)	(28,371)
Non-cash and other adjustments	76	(2,336)
Accrued as of December 31, 2017	$—	$31,929
Charges (3)	—	(4,255)
Cash payment	—	(15,525)
Non-cash and other adjustments	—	(34)
Accrued as of December 31, 2018	$—	$12,115

Reflected in consolidated balance sheets as of December 31, 2018: (4)
Accrued and other current liabilities	$—	$12,070
Other long-term liabilities	$—	$45

(1)         For the year ended December 31, 2016, the Company recorded restructuring charges related to its 2016 Employee Termination Plan and 2016 Lease Plan of $49.0 million within cost of revenue, $30.4 million within sales and marketing, $15.9 million within research and development and $6.0 million within general and administrative in the consolidated statements of operations.

(2)       For the year ended December 31, 2017, the Company recorded restructuring charges related to its 2016 Employee Termination Plan and 2016 Lease Plan of $0.4 million within cost of revenue, $3.0 million within sales and marketing, $2.1 million within research and development and $1.2 million within general and administrative in the consolidated statements of operations.

(3)        For the year ended December 31, 2018, the Company reversed restructuring charges related to its 2016 Lease Plan of $0.3 million within cost of revenue, $1.7 million within sales and marketing, $1.4 million within research and development and $0.9 million within general and administrative in the consolidated statements of operations.

(4)        As of December 31, 2018, the Company’s restructuring accrual included approximately $12.1 million related to the 2016 Lease Plan. This amount is also included in the gross operating lease commitment table under Note 15 – Commitments and Contingencies.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 and is incorporated herein by reference.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

			Charged/
	Balance at		Credited
	Beginning of	Charged to	to Other	Balance at
	Year	Expenses	Accounts	End of Year
	(In thousands)
Allowance for Deferred Tax Assets:
Year ended December 31, 2018	$1,021,326	$(817,529)	$7,065	$210,862
Year ended December 31, 2017	$439,993	$(346,389)	$927,722	$1,021,326
Year ended December 31, 2016	$378,448	$57,529	$4,016	$439,993

	Balance at
	Beginning of	Additions	Write-off/	Balance at
	Year	(Reductions)	Adjustments	End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2018	$5,430	$1,610	$(3,481)	$3,559
Year ended December 31, 2017	$7,216	$586	$(2,372)	$5,430
Year ended December 31, 2016	$8,121	$3,958	$(4,863)	$7,216

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Twitter, Inc.	S-1/A	333-191552	3.2	October 22, 2013

3.2	Amended and Restated Bylaws of Twitter, Inc.	8-K	001-36164	3.1	April 7, 2017

4.1	Form of common stock certificate of Twitter, Inc.	S-1/A	333-191552	4.1	October 22, 2013

4.2	Indenture, dated September 17, 2014, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.1	September 17, 2014

4.3	Form of Global 0.25% Convertible Senior Note due 2019 (included in Exhibit 4.2)	8-K	001-36164	4.2	September 17, 2014

4.4	Indenture, dated September 17, 2014, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.3	September 17, 2014

4.5	Form of Global 1.00% Convertible Senior Note due 2021 (included in Exhibit 4.4)	8-K	001-36164	4.4	September 17, 2014

4.6	Indenture, dated June 11, 2018, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.1	June 11, 2018

4.7	Form of Global 0.25% Convertible Senior Note due 2024 (included in Exhibit 4.6).	8-K	001-36164	4.2	June 11, 2018

10.1*	Form of Indemnification Agreement between Twitter, Inc. and each of its directors and executive officers.	S-1	333-191552	10.1	October 3, 2013

10.2*	Twitter, Inc. 2013 Equity Incentive Plan and related form agreements.	S-1/A	333-191552	10.2	October 22, 2013

10.3*	Twitter, Inc. 2013 Employee Stock Purchase Plan and related form agreements.	S-8	333-192150	4.3	November 7, 2013

10.4*	Twitter, Inc. 2007 Equity Incentive Plan and related form agreements.	S-1	333-191552	10.4	October 3, 2013

10.5*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executives, including Notice of Grant, under the Twitter, Inc. 2013 Equity Incentive Plan.	10-K	333-209840	10.5	February 29, 2016

10.6*	Twitter, Inc. 2016 Equity Incentive Plan and related form agreements.	S-8	333-212740	4.2	July 29, 2016

10.7*	Twitter, Inc. 2011 Acquisition Option Plan.	S-1	333-191552	10.5	October 3, 2013

10.8*	Afterlive.tv Inc. 2010 Stock Plan.	S-8	333-198055	4.4	August 11, 2014

10.9*	Apps & Zerts, Inc. 2013 Stock Plan.	S-8	333-195743	4.2	May 6, 2014

10.10*	Bluefin Labs, Inc. 2008 Stock Plan.	S-1	333-191552	10.6	October 3, 2013

10.11*	CardSpring Inc. Amended and Restated 2011 Equity Incentive Plan.	S-8	333-198055	4.6	August 11, 2014

10.12*	Crashlytics, Inc. 2011 Stock Plan.	S-1	333-191552	10.7	October 3, 2013

10.13*	Gnip, Inc. 2008 Incentive Plan, as amended.	S-8	333-195743	4.3	May 6, 2014

10.14*	Magic Pony Technology Limited EMI Share Option Scheme	S-8	333-212740	4.3	July 29, 2016

10.15*	Mixer Labs, Inc. 2008 Stock Plan.	S-1	333-191552	10.8	October 3, 2013

10.16*	MoPub Inc. 2010 Equity Incentive Plan.	S-1/A	333-191552	10.22	November 4, 2013

10.17*	Smyte, Inc. Amended and Restated 2014 Stock Option and Grant Plan and related form agreements.	S-8	333-2266447	4.2	July 31, 2018

10.18*	TapCommerce Inc. 2012 Stock Incentive Plan.	S-8	333-198055	4.5	August 11, 2014

10.19*	Twitter, Inc. Executive Incentive Compensation Plan.	S-1	333-191552	10.9	October 3, 2013

10.20*	Twitter, Inc. Change of Control and Involuntary Termination Protection Policy.	10-Q	001-36164	10.1	August 11, 2014

10.21*	Twitter, Inc. Outside Director Compensation Policy	10-K	001-36164	10.23	March 6, 2014

10.22*	Twitter, Inc. 2013 Target Commission Plan.	S-1/A	333-191552	10.20	October 22, 2013

10.23*	Offer Letter between Twitter, Inc. and Jack Dorsey, dated as of June 11, 2015.	8-K	001-36164	10.1	June 11, 2015

10.24*	Letter Agreement between Twitter, Inc. and Omid R. Kordestani, dated as of October 13, 2015.	8-K	001-36164	10.1	October 16, 2015

10.25*	Offer Letter between Twitter, Inc. and Vijaya Gadde, dated as of October 1, 2013.	S-1/A	333-191552	10.16	October 22, 2013

10.26*	Offer Letter between Twitter, Inc. and Robert Kaiden, dated as of April 24, 2015.	8-K	001-36164	10.1	June 4, 2015

10.27*	Offer Letter between Twitter, Inc. and Ned D. Segal, dated July 11, 2017	8-K	001-36164	10.1	July 11, 2017

10.28*	Amended and Restated Change of Control Severance Policy Participation Agreement between Twitter, Inc. and Anthony Noto, dated as of November 21, 2016	10-K	001-36164	10.28	February 23, 2018

10.29*	Contribution Agreement, dated October 22, 2015, by and between Twitter, Inc. and the Jack Dorsey Revocable Trust dated December 8, 2010	8-K	001-36164	10.1	October 23, 2015

10.30	Form of Innovator’s Patent Agreement.	S-1	333-191552	10.19	October 3, 2013

10.31	Office Lease between Twitter, Inc. and SRI Nine Market Square LLC, dated as of April 20, 2011, as amended on May 16, 2011, September 30, 2011 and June 1, 2012.	S-1	333-191552	10.18	October 3, 2013

10.32	Revolving Credit Agreement among Twitter, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, dated as of October 22, 2013.	S-1/A	333-191552	10.21	October 22, 2013

10.33	Amendment No. 1, dated September 10, 2014, to the Revolving Credit Agreement, dated October 22, 2013, among Twitter, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders from time to time party thereto.	8-K	001-36164	10.1	September 10, 2014

10.34	Amendment No. 2, dated June 6, 2018, to the Revolving Credit Agreement, dated October 22, 2013, among Twitter, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders from time to time party thereto.	8-K	001-36164	10.4	June 11, 2018

10.35	Revolving Credit Agreement, dated as of August 7, 2018, by and among Twitter, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36164	10.1	August 10, 2018

10.36	Form of Convertible Note Hedge Confirmation.	8-K	001-36164	10.2	September 17, 2014

10.37	Form of Warrant Confirmation.	8-K	001-36164	10.3	September 17, 2014

10.38	Purchase Agreement, dated June 6, 2018, by and among Twitter, Inc. and Goldman, Sachs & Co., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the Purchasers named therein.	8-K	001-36164	10.1	June 11, 2018

10.39	Form of Convertible Note Hedge Confirmation.	8-K	001-36164	10.2	June 11, 2018

10.40	Form of Warrant Confirmation.	8-K	001-36164	10.3	June 11, 2018

21.1	List of subsidiaries of Twitter, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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

Date:   February 20, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack Dorsey	Chief Executive Officer and Director	February 20, 2019
Jack Dorsey	(Principal Executive Officer)

/s/ Ned Segal	Chief Financial Officer	February 20, 2019
Ned Segal	(Principal Financial Officer)

/s/ Robert Kaiden	Chief Accounting Officer	February 20, 2019
Robert Kaiden	(Principal Accounting Officer)

/s/ Omid Kordestani	Executive Chairman and Director	February 20, 2019
Omid Kordestani

/s/ Martha Lane Fox	Director	February 20, 2019
Martha Lane Fox

/s/ Debra L. Lee	Director	February 20, 2019
Debra L. Lee

/s/ Patrick Pichette	Director	February 20, 2019
Patrick Pichette

/s/ David Rosenblatt	Director	February 20, 2019
David Rosenblatt

/s/ Ngozi Okonjo-Iweala	Director	February 20, 2019
Ngozi Okonjo-Iweala

/s/ Bret Taylor	Director	February 20, 2019
Bret Taylor
/s/ Evan Williams	Director	February 20, 2019
Evan Williams
/s/ Robert Zoellick	Director	February 20, 2019
Robert Zoellick