Form 10-Q
period 2019-03-31
TWITTER, INC.
filed 2019-04-30
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares of the registrant’s common stock outstanding as of April 23, 2019 was 768,631,304.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain users and increase the level of engagement, including ad engagement, of our users and its impact on revenue;
•	our plans regarding health and user safety, including our expectations regarding the impact on our reported metrics, policies, enforcement and preventing manipulation of our platform;
•	our expectations regarding monetizable DAU (mDAU), changes in cost per ad engagement and changes in ad engagements;
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

•	our expectations regarding fluctuations in our tax expense and cash taxes;
•	the impact of the General Data Protection Regulation (GDPR) and other data and privacy regulation;
•	the impact of content- or copyright-related legislation or regulation;
•	our expectations regarding outstanding litigation or the decisions of the courts;
•	the effects of seasonal trends on our results of operations;
•	the impact of our future transactions and corporate structuring on our income and other taxes;
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

NOTE REGARDING KEY METRICS

We review a number of metrics, including monetizable daily active usage or users, or mDAU, monthly active usage or users, or MAU, changes in ad engagements and changes in cost per ad engagement, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for a discussion of how we calculate mDAU, MAU, changes in ad engagements and changes in cost per ad engagement.

We define mDAU as Twitter users who logged in and accessed Twitter on any given day through Twitter.com or Twitter applications that are able to show ads. Our definition and calculation of mDAU is the same as that of the DAU data presented since the first quarter of 2016. The calculation of mDAU is not based on any standardized industry methodology and is not necessarily calculated in the same manner or comparable to similarly-titled measures presented by other companies. Average mDAU for a period represents the number of mDAU on each day of such period divided by the number of days for such period. Changes in mDAU are a measure of changes in the size of our daily logged in active user base. To calculate the year-over-year change in mDAU, we subtract the average mDAU for the three months ended in the previous year from the average mDAU for the same three months ended in the current year and divide the result by the average mDAU in the previous year.

We define MAU as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAU for a period represent the average of the MAU at the end of each month during the period. We believe that mDAU, and its related growth, are the best ways to measure our success against our objectives and to show the size of our audience and engagement going forward, so we will discontinue disclosing MAU after this quarter.

Certain metrics also include users that access Twitter through applications that automatically contact our servers for regular updates with no discernible user-initiated action involved, which we refer to as third-party auto-polling MAU. This activity causes our system to count MAU associated with such applications as active users on the day or days such contact occurs. As of December 31, 2018, fewer than 8.5% of MAU may have been third-party auto-polling MAU. Third-party auto-polling does not apply to mDAU as mDAU does not include users accessing Twitter through third-party applications.

The numbers of active users presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that the average of false or spam accounts during the first quarter of 2019 represented fewer than 5% of our mDAU and MAU during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation or fake, we stop counting it in our mDAU, MAU, or related metrics. Additionally, we rely on third-party SMS aggregators and mobile carriers to deliver SMS messages to certain of our users when we send our SMS messages to such accounts. If, however, we are notified of material deliverability issues because of, for example, infrastructure issues at the service-provider level or governmental restrictions based on content, we do not include the affected users in MAU. We also treat multiple accounts held by a single person or organization as multiple users for purposes of calculating mDAU or MAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

In addition, our data regarding user geographic location for purposes of reporting the geographic location of our mDAU and MAU is based on the IP address or phone number associated with the account when a user initially registered the account on Twitter. The IP address or phone number may not always accurately reflect a user’s actual location at the time such user engaged with our platform. For example, someone accessing Twitter on a mobile device may appear to be accessing Twitter from the location of the proxy server that the user connects to rather than from the user’s actual location.

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$2,247,661	$1,894,444
Short-term investments	4,212,231	4,314,957
Accounts receivable, net of allowance for doubtful accounts of $3,027 and $3,559	684,220	788,700
Prepaid expenses and other current assets	111,673	112,935
Total current assets	7,255,785	7,111,036
Property and equipment, net	913,096	885,078
Operating lease right-of-use assets	707,309	—
Intangible assets, net	40,239	45,025
Goodwill	1,228,644	1,227,269
Deferred tax assets, net	918,820	808,459
Other assets	81,338	85,705
Total assets	$11,145,231	$10,162,572
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$172,169	$145,186
Accrued and other current liabilities	358,095	405,751
Convertible notes, short-term	910,257	897,328
Operating lease liabilities, short-term	123,417	—
Finance lease liabilities, short-term	57,741	68,046
Total current liabilities	1,621,679	1,516,311
Convertible notes, long-term	1,751,695	1,730,922
Operating lease liabilities, long-term	628,896	—
Finance lease liabilities, long-term	14,243	24,394
Deferred and other long-term tax liabilities, net	20,263	17,849
Other long-term liabilities	19,636	67,502
Total liabilities	4,056,412	3,356,978
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 767,913 and 764,257 shares issued and outstanding	4	4
Additional paid-in capital	8,408,749	8,324,974
Accumulated other comprehensive loss	(56,665)	(65,311)
Accumulated deficit	(1,263,269)	(1,454,073)
Total stockholders' equity	7,088,819	6,805,594
Total liabilities and stockholders' equity	$11,145,231	$10,162,572

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$786,890	$664,871
Costs and expenses
Cost of revenue	264,011	222,823
Research and development	146,246	123,346
Sales and marketing	205,799	178,059
General and administrative	77,176	65,718
Total costs and expenses	693,232	589,946
Income from operations	93,658	74,925
Interest expense	(37,260)	(27,015)
Interest income	40,541	16,181
Other expense, net	(436)	(209)
Income before income taxes	96,503	63,882
Provision (benefit) for income taxes	(94,301)	2,885
Net income	$190,804	$60,997
Net income per share attributable to common stockholders:
Basic	$0.25	$0.08
Diluted	$0.25	$0.08
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	764,550	747,697
Diluted	777,689	765,861

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$190,804	$60,997
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	8,848	(1,829)
Change in foreign currency translation adjustment	(202)	11,083
Net change in accumulated other comprehensive income (loss)	8,646	9,254
Comprehensive income	$199,450	$70,251

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	764,257	$4	746,902	$4
Issuance of common stock in connection with RSU vesting	3,889	—	5,098	—
Exercise of stock options	72	—	305	—
Shares withheld related to net share settlement of equity awards	(305)	—	(260)	—
Other activities	—	—	(8)	—
Balance, end of period	767,913	$4	752,037	$4
Additional paid-in capital
Balance, beginning of period	—	$8,324,974	—	$7,750,522
Exercise of stock options	—	96	—	2,768
Shares withheld related to net share settlement of equity awards	—	(9,477)	—	(7,550)
Stock-based compensation	—	93,156	—	85,685
Other activities	—	—	—	4
Balance, end of period	—	$8,408,749	—	$7,831,429
Accumulated other comprehensive loss
Balance, beginning of period	—	$(65,311)	—	$(31,579)
Other comprehensive income	—	8,646	—	9,254
Balance, end of period	—	$(56,665)	—	$(22,325)
Accumulated deficit
Balance, beginning of period	—	$(1,454,073)	—	$(2,671,729)
Cumulative-effect adjustment from adoption of revenue recognition rule	—	—	—	12,060
Net income	—	190,804	—	60,997
Balance, end of period	—	$(1,263,269)	—	$(2,598,672)
Total stockholders' equity	767,913	$7,088,819	752,037	$5,210,436

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$190,804	$60,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	113,474	96,846
Stock-based compensation expense	83,491	73,266
Amortization of discount on convertible notes	30,877	20,722
Deferred income taxes	(110,056)	(670)
Other adjustments	4,073	352
Changes in assets and liabilities:
Accounts receivable	103,633	61,166
Prepaid expenses and other assets	26,149	(22,892)
Accounts payable	(12,879)	(26,948)
Accrued and other liabilities	(77,873)	(20,166)
Net cash provided by operating activities	351,693	242,673
Cash flows from investing activities
Purchases of property and equipment	(83,026)	(93,091)
Proceeds from sales of property and equipment	1,956	1,763
Purchases of marketable securities	(1,635,142)	(831,882)
Proceeds from maturities and sales of marketable securities	1,745,658	665,568
Other investing activities	—	(1,350)
Net cash provided by (used in) investing activities	29,446	(258,992)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(9,477)	(7,557)
Payments of finance lease obligations	(19,719)	(24,247)
Proceeds from exercise of stock options	95	2,768
Net cash used in financing activities	(29,101)	(29,036)
Net increase (decrease) in cash, cash equivalents and restricted cash	352,038	(45,355)
Foreign exchange effect on cash, cash equivalents and restricted cash	(146)	1,950
Cash, cash equivalents and restricted cash at beginning of period	1,921,875	1,673,857
Cash, cash equivalents and restricted cash at end of period	$2,273,767	$1,630,452
Supplemental disclosures of non-cash investing and financing activities
Equipment purchases under finance leases	$—	$16,086
Changes in accrued property and equipment purchases	$43,720	$(2,798)
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$2,247,661	$1,601,028
Restricted cash included in prepaid expenses and other current assets	1,222	2,747
Restricted cash included in other assets	24,884	26,677
Total cash, cash equivalents and restricted cash	$2,273,767	$1,630,452

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on leases. The new guidance requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on the consolidated balance sheets. In addition, it requires lessees to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The FASB has subsequently issued additional updates that allow entities to apply certain practical expedients upon transition to this new guidance. The Company adopted this guidance as of January 1, 2019 and elected to apply practical expedients permitted under the transition guidance that allow the Company to use the beginning of the period of adoption (January 1, 2019) as the date of initial application, to not separate non-lease components from lease components for lessee and lessor transactions, and to not reassess lease classification, treatment of initial direct costs, or whether an existing or expired contract contains a lease. Prior period financial statements were not recast under the new guidance. The adoption of the new lease standard resulted in the recognition of operating lease ROU assets of $737.7 million recorded in operating lease right-of-use assets and lease liabilities of $777.1 million recorded in operating lease liabilities, short-term and operating lease liabilities, long-term on the consolidated balance sheets as of January 1, 2019. In connection with the adoption of this standard, deferred rent of $53.0 million, which was previously recorded in accrued and other current liabilities and in other long-term liabilities on the consolidated balance sheets, was derecognized. Additionally, prepaid rents of $13.6 million which were previously recorded in prepaid expenses and other current assets on the consolidated balance sheets are now presented as a reduction to operating lease liabilities, short-term.

In March 2017, the FASB issued a new accounting standard update on shortening the premium amortization period for purchased non-contingently callable debt securities. The new guidance shortens the amortization period for the premium on purchased non-contingently callable debt securities to the earliest call date. Prior to this guidance, entities generally amortized the premium as a yield adjustment over the contractual life of the security. The Company adopted this new accounting standard as of January 1, 2019 and the adoption did not have a material impact on the Company’s financial statements.

In February 2018, the FASB issued a new accounting standard update to give entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings (accumulated deficit). The new guidance also requires entities to make additional disclosures, regardless of whether reclassification of tax effects is elected. The Company adopted this new accounting standard during the three months ended March 31, 2019 and did not elect the option to reclassify tax effects as a result of tax reform and as such, adoption did not have a material impact on the Company’s financial statements and related disclosures.

With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2019, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that are of significance or potential significance to the Company.

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

Revenue by geography is based on the billing address of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue by services:
Advertising services	$679,466	$575,156
Data licensing and other	107,424	89,715
Total revenue	$786,890	$664,871

	Three Months Ended March 31,
	2019	2018
Revenue by geographic area:
United States	$432,356	$346,570
Japan	135,571	116,826
Rest of World	218,963	201,475
Total revenue	$786,890	$664,871

Contract Balances

The Company enters into contracts with its customers, which may give rise to contract liabilities (deferred revenue) and contract assets (unbilled revenue). The payment terms and conditions within the Company’s contracts vary by the type and location of its customer and products or services purchased, the substantial majority of which are due in less than one year. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes either unbilled revenue (its performance precedes the billing date) or deferred revenue (customer payment is received or receivable in advance of performance).

Deferred Revenue (Contract Liabilities)

The Company presents deferred revenue within accrued and other current liabilities in the consolidated balance sheets. The Company's deferred revenue balance primarily consists of cash payments due in advance of satisfying its performance obligations relating to data licensing contracts and performance obligations given to customers based on their spend relating to advertising contracts, for which the Company defers, as they represent material rights. The Company recognizes deferred revenue relating to its data licensing contracts on a straight-line basis over the period in which the Company provides data. The Company recognizes deferred revenue relating to its advertising contracts based on the amount of customer spend and the relative standalone selling price of the material rights.

Unbilled Revenue (Contract Assets)

The Company presents unbilled revenue within prepaid expenses and other current assets and other assets in the consolidated balance sheets. The Company's unbilled revenue primarily consists of amounts that have yet to be billed under contracts with escalating fee structures. Specifically, because the Company generally recognizes revenue on a straight-line basis for data licensing arrangements with escalating fee structures, revenue recognized exceeds amounts the Company has a right to bill during the earliest periods of such contracts, resulting in unbilled revenue.

The following table presents contract balances (in thousands):

	March 31,	December 31,
	2019	2018
Unbilled Revenue	$21,228	$20,786
Deferred Revenue	$35,497	$38,949

The amount of revenue recognized in the three months ended March 31, 2019 that was included in the opening deferred revenue balance was $24.0 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus media inventory earned by and material rights provided to customers in prior periods and the satisfaction of its performance obligations relating to data licensing contracts with advance cash payments.

The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.

The increase in unbilled revenue balance from December 31, 2018 to March 31, 2019 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.

The decrease in deferred revenue balance from December 31, 2018 to March 31, 2019 was primarily due to utilization of bonus and make good media inventory earned in prior periods and the satisfaction of its performance obligations relating to data licensing contracts with advance cash payments, offset by bonus and make good media inventory offered to customers during the period.

Remaining Performance Obligations

As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $459.9 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term advertising service arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
		Remainder of		2021 and
	Total	2019	2020	Thereafter
Revenue expected to be recognized on remaining performance obligations	$459,912	$152,706	$153,845	$153,361

Note 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents:
Cash	$228,235	$229,924
Money market funds	1,072,853	861,206
Corporate notes, commercial paper and certificates of deposit	946,573	803,314
Total cash and cash equivalents	$2,247,661	$1,894,444
Short-term investments:
U.S. government and agency securities including treasury bills	$797,307	$1,053,408
Corporate notes, commercial paper and certificates of deposit	3,414,924	3,261,549
Total short-term investments	$4,212,231	$4,314,957

The contractual maturities of securities classified as available-for-sale as of March 31, 2019 were as follows (in thousands):

March 31,
2019
Due within one year	$2,660,580
Due after one year through five years	1,551,651
Total	$4,212,231

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	March 31, 2019
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$797,036	$549	$(278)	$797,307
Corporate notes, commercial paper and certificates of deposit	3,410,394	5,382	(852)	3,414,924
Total available-for-sale securities classified as short-term investments	$4,207,430	$5,931	$(1,130)	$4,212,231

	December 31, 2018
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,053,988	$41	$(621)	$1,053,408
Corporate notes, commercial paper and certificates of deposit	3,265,012	713	(4,176)	3,261,549
Total available-for-sale securities classified as short-term investments	$4,319,000	$754	$(4,797)	$4,314,957

The gross unrealized loss on securities in a continuous loss position for 12 months or longer was not material as of March 31, 2019 and December 31, 2018.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 based on the three-tier fair value hierarchy (in thousands):

	March 31, 2019
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$1,072,853	$—	$1,072,853
Corporate notes	—	7,572	7,572
Commercial paper	—	939,001	939,001
Short-term investments:
U.S. government and agency securities	—	797,307	797,307
Corporate notes	—	1,965,786	1,965,786
Commercial paper	—	782,860	782,860
Certificates of deposit	—	666,278	666,278
Other current assets:
Foreign currency contracts	—	1,472	1,472
Total	$1,072,853	$5,160,276	$6,233,129
Liabilities
Other current liabilities:
Foreign currency contracts	—	3,403	3,403
Total	$—	$3,403	$3,403

	December 31, 2018
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$861,206	$—	$861,206
Corporate notes	—	24,537	24,537
Commercial paper	—	778,777	778,777
Short-term investments:
Treasury bills	—	294,128	294,128
U.S. government and agency securities	—	759,280	759,280
Corporate notes	—	1,713,835	1,713,835
Commercial paper	—	733,999	733,999
Certificates of deposit	—	813,715	813,715
Other current assets:
Foreign currency contracts	—	1,343	1,343
Total	$861,206	$5,119,614	$5,980,820
Liabilities
Other current liabilities:
Foreign currency contracts	—	3,826	3,826
Total	$—	$3,826	$3,826

The Company has $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024 (the “2024 Notes”), $935.0 million in aggregate principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”), and $954.0 million in aggregate principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes” and together with the 2019 Notes and the 2024 Notes, the “Notes”) outstanding as of March 31, 2019. Refer to Note 10 – Convertible Notes for further details on the Notes.

The estimated fair value of the 2019 Notes, 2021 Notes, and 2024 Notes, based on a market approach as of March 31, 2019 was approximately $920.1 million, $898.5 million, and $1.07 billion, respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives as other expense, net in the consolidated statements of income. The notional principal of foreign currency contracts outstanding was equivalent to $457.0 million and $545.3 million at March 31, 2019 and December 31, 2018, respectively.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		March 31,	December 31,
	Balance Sheet Location	2019	2018
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$1,472	$1,343
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$3,403	$3,826

The Company recognized $0.6 million and $2.8 million of net losses on its foreign currency contracts in the three months ended March 31, 2019 and 2018, respectively.

Note 5. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	March 31,	December 31,
	2019	2018
Property and equipment, net
Equipment	$1,254,067	$1,185,270
Furniture and leasehold improvements	326,238	328,532
Capitalized software	584,740	554,962
Construction in progress	104,938	96,488
Total	2,269,983	2,165,252
Less: Accumulated depreciation and amortization	(1,356,887)	(1,280,174)
Property and equipment, net	$913,096	$885,078

Note 6. Leases

Operating and Finance Lease Policy

The Company has operating leases primarily for office space and data center facilities. The determination of whether an arrangement contains a lease is made at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, short-term, and operating lease liabilities, long-term on the Company’s consolidated balance sheets.

With the exception of initial adoption of the new lease standard, where the Company’s incremental borrowing rate used was the rate on the adoption date (January 1, 2019), operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. To determine the incremental borrowing rate used to calculate the present value of future lease payments, the Company uses information including the Company’s credit rating, interest rates of similar debt instruments of entities with comparable credit ratings, and Twitter, Inc.’s guarantee of certain leases in foreign jurisdictions, as applicable.

Certain lease agreements contain an option for the Company to renew a lease for a term of up to seven years or an option to terminate a lease early within one year. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis. Leases with an initial term of twelve months or less are not recognized on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.

The Company also has server and networking equipment lease arrangements with original lease terms ranging from three to four years. The Company’s server and networking equipment leases typically are accounted for as finance leases as they meet one or more of the five finance lease classification criteria. Assets acquired under finance leases are included in property and equipment, net, finance lease liabilities, short-term, and finance lease liabilities, long-term in the Company’s consolidated balance sheets and are depreciated to operating expenses on a straight-line basis over their estimated useful lives.

The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Certain of the Company’s leases contain free or escalating rent payment terms. Additionally, certain lease agreements contain lease components (for example, fixed payments such as rent) and non-lease components such as common-area maintenance costs. For each asset class of the Company’s leases—real estate offices, data centers, and equipment—the Company has elected to account for both of these provisions as a single lease component. For arrangements accounted for as a single lease component, there may be variability in future lease payments as the amount of the non-lease components is typically revised from one period to the next. These variable lease payments, which are primarily comprised of common-area maintenance, utilities, and real estate taxes that are passed on from the lessor in proportion to the space leased by the Company, are recognized in operating expenses in the period in which the obligation for those payments was incurred. The Company recognizes lease expense for its operating leases in operating expenses on a straight-line basis over the term of the lease.

The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Certain of these subleases contain both lease and non-lease components. The Company has elected to account for both of these provisions as a single lease component. Sublease rent income is recognized as an offset to operating income on a straight-line basis over the lease term. In addition to sublease rent, variable non-lease costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs. These variable non-lease income receipts are recognized in operating expenses as a reduction to costs incurred by the Company in relation to the head lease.

Operating and Finance Leases

The Company’s leases have remaining lease terms from less than one year up to approximately eleven years. As of March 31, 2019, assets recorded under finance leases were $219.4 million and accumulated depreciation associated with finance leases was $151.8 million, recorded in property and equipment, net on the consolidated balance sheets.

The components of lease cost for the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended
March 31,
2019
Operating lease cost	$42,012
Finance lease cost
Depreciation of right-of-use assets	19,266
Interest on lease liabilities	778
Total finance lease cost	20,044
Short-term lease cost	686
Variable lease cost	10,838
Sublease income	(6,034)
Total lease cost	$67,546

Other information related to leases was as follows (in thousands):

Three Months Ended
March 31,
2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	38,864
Operating cash flows from finance leases	778
Financing cash flows from finance leases	19,719
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,160
Finance leases	—

March 31,
2019
Lease Term and Discount Rate
Weighted-average remaining lease term (years):
Operating leases	7.1
Finance leases	1.2
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	3.7%

Future lease payments under non-cancellable leases and sublease income as of March 31, 2019 were as follows (in thousands):

	Operating	Finance		Sublease
	Leases	Leases	Total	Income
Years Ending December 31,
Remainder of 2019	$110,256	$49,266	$159,522	$(17,888)
2020	167,097	23,845	190,942	(15,150)
2021	126,218	569	126,787	(11,767)
2022	103,727	—	103,727	(1,322)
2023	76,019	—	76,019	—
Thereafter	319,946	—	319,946	—
Total future lease payments	903,263	73,680	976,943	$(46,127)
Less: leases not yet commenced	(12,468)	—	(12,468)
Less: imputed interest	(138,482)	(1,696)	(140,178)
Total lease liabilities	$752,313	$71,984	$824,297
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, short-term	$123,417	$—	$123,417
Operating lease liabilities, long-term	628,896	—	628,896
Finance lease liabilities, short-term	—	57,741	57,741
Finance lease liabilities, long-term	—	14,243	14,243
Total lease liabilities	$752,313	$71,984	$824,297

Future lease payments under non-cancellable leases and sublease income as of December 31, 2018 were as follows (in thousands):

	Operating	Sublease	Finance
	Leases	Income	Leases
Years Ending December 31,
2019	$161,932	$(24,312)	$70,506
2020	151,751	(15,144)	23,845
2021	110,853	(11,762)	569
2022	89,398	(1,319)	—
2023	62,137	—	—
Thereafter	263,441	—	—
	$839,512	$(52,537)	94,920
Less: Amounts representing interest			2,480
Total finance lease obligation			92,440
Less: Short-term portion			68,046
Long-term portion			$24,394

Note 7. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2018	$1,227,269
Other	1,375
Balance as of March 31, 2019	$1,228,644

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
March 31, 2019:
Patents and developed technologies	$93,211	$(53,127)	$40,084
Advertiser relationships	9,300	(9,145)	155
Total	$102,511	$(62,272)	$40,239
December 31, 2018:
Patents and developed technologies	$93,211	$(48,806)	$44,405
Publisher and advertiser relationships	9,300	(8,680)	620
Total	$102,511	$(57,486)	$45,025

Amortization expense associated with intangible assets for the three months ended March 31, 2019 and 2018 was $4.8 million and $4.9 million, respectively.

Estimated future amortization expense as of March 31, 2019 is as follows (in thousands):

Remainder of 2019	$10,022
2020	10,081
2021	7,218
2022	4,290
2023	4,264
Thereafter	4,364
Total	$40,239

Note 8. Accrued and Other Current Liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	March 31,	December 31,
	2019	2018
Accrued compensation	$118,686	$155,830
Accrued tax liabilities	40,242	39,729
Accrued publisher, content and ad network costs	36,158	33,014
Deferred revenue	35,497	38,949
Accrued other	127,512	138,229
Total	$358,095	$405,751

Note 9. Investments in Privately-Held Companies

The Company makes strategic investments in privately-held companies. The Company also evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of March 31, 2019, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. The Company adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other expense, net. The Company’s non-marketable equity securities had a carrying value of $25.8 million as of March 31, 2019 and December 31, 2018. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within Other Assets on the consolidated balance sheets.

The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing. No impairment charge was recorded in the three months ended March 31, 2019 and 2018.

Note 10. Convertible Notes

2019, 2021, and 2024 Notes

In 2018, the Company issued $1.15 billion in aggregate principal amount of the 2024 Notes in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. The total net proceeds from this offering were approximately $1.14 billion, after deducting $12.3 million of debt issuance costs in connection with the 2024 Notes. In 2014, the Company issued $935.0 million in aggregate principal amount of 2019 Notes and $954.0 million in aggregate principal amount of 2021 Notes. The total net proceeds from this offering were approximately $1.86 billion, after deducting $28.3 million of debt discount and $0.5 million debt issuance costs in connection with the 2019 Notes and the 2021 Notes. The 2019 Notes, 2021 Notes, and 2024 Notes, collectively, the Notes, represent senior unsecured obligations of the Company.

The interest rate is fixed at 0.25% per annum for the 2024 Notes and is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2018. The interest rates are fixed at 0.25% and 1.00% per annum for the 2019 Notes and the 2021 Notes, respectively, and is payable semi-annually in arrears on March 15 and September 15 of each year, which commenced on March 15, 2015.

The Notes consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	2019 Notes	2021 Notes	2024 Notes	2019 Notes	2021 Notes	2024 Notes
Principal amounts:
Principal	$935,000	$954,000	$1,150,000	$935,000	$954,000	$1,150,000
Unamortized debt discount and issuance costs (1)	(24,743)	(119,241)	(233,064)	(37,672)	(130,232)	(242,846)
Net carrying amount	$910,257	$834,759	$916,936	$897,328	$823,768	$907,154
Carrying amount of the equity component (2)	$222,826	$283,283	$254,981	$222,826	$283,283	$254,981

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

During the three months ended March 31, 2019 and 2018, the Company recognized $33.7 million and $22.6 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $3.6 million and $2.9 million, respectively, of coupon interest expense.

As of March 31, 2019, the remaining life of the 2019 Notes, 2021 Notes, and 2024 Notes is approximately 5 months, 29 months, and 62 months, respectively.

Note 11. Net Income per Share

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average common shares outstanding during the period. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised.

Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potential dilutive common stock instruments.

The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Basic net income per share:
Numerator
Net income	$190,804	$60,997
Denominator
Weighted-average common shares outstanding	766,720	750,349
Weighted-average restricted stock subject to repurchase	(2,170)	(2,652)
Weighted-average shares used to compute basic net income per share	764,550	747,697
Basic net income per share attributable to common stockholders	$0.25	$0.08
Diluted net income per share:
Numerator
Net income	$190,804	$60,997
Denominator
Number of shares used in basic computation	764,550	747,697
Weighted-average effect of dilutive securities:
RSUs	9,328	13,387
Stock options	2,482	2,754
Other	1,329	2,023
Weighted-average shares used to compute diluted net income per share	777,689	765,861
Diluted net income per share attributable to common stockholders	$0.25	$0.08

The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
RSUs	10,843	1,765
Warrants	44,454	24,329
Stock options	810	1,244
Shares subject to repurchase and others	3,276	310

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

Note 12. Stockholders’ Equity

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

The Company had 1.9 million and 2.2 million shares of unvested restricted common stock as of March 31, 2019 and December 31, 2018, respectively. The Company’s restricted common stock activity was not material during the three months ended March 31, 2019.

Stock Option Activity

The Company had 3.6 million and 3.7 million shares of stock options outstanding as of March 31, 2019 and December 31, 2018, respectively. The Company’s stock option activity was not material during the three months ended March 31, 2019.

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

The following table summarizes the activity related to the Company’s PRSUs for the three months ended March 31, 2019 (in thousands, except per share data):

	PRSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2018	390	$35.55
Granted (100% target level)	571	$31.03
Additional earned performance shares related to 2018 grants	362	$35.55
Vested (193% target level)	(752)	$35.55
Unvested and outstanding at March 31, 2019	571	$31.03

The total fair value of PRSUs vested during the three months ended March 31, 2019 was $23.2 million.

The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a performance period of two calendar years and the executives’ continued employment through the vesting date (TSR RSUs).

The following table summarizes the activity related to the Company’s TSR RSUs for the three months ended March 31, 2019 (in thousands, except per share data):

	TSR RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2018	420	$45.78
Granted (100% target level)	381	$30.60
Additional earned performance shares related to 2018 grants	30	$13.02
Vested (132% target level)	(122)	$13.02
Unvested and outstanding at March 31, 2019	709	$41.89

The total fair value of TSR RSUs vested during the three months ended March 31, 2019 was $3.7 million.

In addition, there are 503,311 additional PRSUs and TSR RSUs at the 100% target level that will vest based on performance goals and Total Shareholder Return (TSR) targets to be granted in 2020 at target levels from 0% to 200%.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs and TSR RSUs, for the three months ended March 31, 2019. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2018	30,387	$24.97
Granted	8,593	$30.50
Vested	(3,015)	$24.12
Canceled	(569)	$23.59
Unvested and outstanding at March 31, 2019	35,396	$26.41

The total fair value of RSUs vested during the three months ended March 31, 2019 and 2018 was $96.5 million and $116.9 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$5,048	$4,799
Research and development	46,261	41,946
Sales and marketing	18,065	14,822
General and administrative	14,117	11,699
Total stock-based compensation expense	$83,491	$73,266

The Company capitalized $9.7 million and $12.4 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, there was $899.4 million of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 3.0 years. The Company accounts for forfeitures as they occur.

Note 13. Income Taxes

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

The Company recorded a net income tax benefit of $94.3 million for the three months ended March 31, 2019. Excluding the benefit for income taxes of $124.4 million related to the establishment of a deferred tax asset from an intra-entity transfer of an intangible asset, the provision for income taxes was $30.1 million for the three months ended March 31, 2019. The Company recorded a provision for income taxes of $2.9 million for the three months ended March 31, 2018. The primary difference between the effective tax rate and the federal statutory tax rate relates to the deferred tax asset establishment, tax deductions for share-based compensation, and foreign tax rate differences.

During the three months ended March 31, 2019, the amount of gross unrecognized tax benefits increased by $18.9 million. As of March 31, 2019, the Company has $351.2 million of unrecognized tax benefits, of which $285.6 million could result in a reduction of the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation allowance recorded for California and Massachusetts deferred tax assets.

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

Note 14. Commitments and Contingencies

Credit Facility

The Company has a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. As of March 31, 2019, no amounts had been drawn under the credit facility.

Contractual Obligations

Our principal commitments consist of obligations under the Notes (including principal and coupon interest), operating and finance leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. The following table summarizes our commitments to settle contractual obligations in cash as of March 31, 2019:

	Payments Due by Year
		Remainder of
	Total	2019	2020-2021	2022-2023	Thereafter
	(In thousands)
2019 Notes	$936,178	$936,178	$—	$—	$—
2021 Notes	977,915	4,809	973,106	—	—
2024 Notes	1,165,781	2,867	5,742	5,734	1,151,438
Operating lease obligations (1)	903,263	110,256	293,315	179,746	319,946
Finance lease obligations	73,680	49,266	24,414	—	—
Other contractual commitments (2)	394,686	63,979	171,600	147,562	11,545
Total contractual obligations	$4,451,503	$1,167,355	$1,468,177	$333,042	$1,482,929

(1)

The Company entered into several sublease agreements for office space that it is not fully utilizing. Under the sublease agreements, the Company will receive approximately $46.1 million in sublease income over the next four years.

(2)	Other contractual commitments are non-cancelable contractual commitments primarily related to the Company’s infrastructure services, bandwidth and other services arrangements.

Legal Proceedings

Beginning in September 2016, multiple putative class actions and derivative actions were filed in state and federal courts in the United States against Twitter, Twitter’s directors, and/or certain former officers alleging that false and misleading statements, made in 2015, are in violation of securities laws and breached fiduciary duty. The putative class actions were consolidated in the U.S. District Court for the Northern District of California. On October 16, 2017, the court granted in part and denied in part the Company’s motion to dismiss. On July 17, 2018, the court granted plaintiffs' motion for class certification in the consolidated securities action. The Company disputes the claims and intends to continue to defend the lawsuits vigorously.

The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of March 31, 2019, except for the above referenced class actions and derivative actions, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three months ended March 31, 2019 and 2018 with respect to litigation or loss contingencies.

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

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of March 31, 2019 and December 31, 2018.

Note 15. Geographical Information

Revenue

See Note 2 – Revenue for further details.

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	March 31,	December 31,
	2019	2018
Property and equipment, net:
United States	$883,493	$853,731
International	29,603	31,347
Total property and equipment, net	$913,096	$885,078

Note 16. Related Party Transactions

The Company has a partnership agreement for no consideration with Square, Inc., for which Jack Dorsey (the Company’s Chief Executive Officer) serves as Chief Executive Officer, to enable U.S. political donations through Tweets. Neither Square, Inc. nor the Company will pay each other any amounts in connection with the agreement. The agreement has no impact on the Company’s financial statements.

Certain of the Company’s directors have affiliations with customers of the Company. The Company recognized revenue under contractual obligations from such customers of $5.5 million and $6.9 million for the three months ended March 31, 2019 and 2018, respectively. The Company had outstanding receivable balances of $3.8 million from such customers as of March 31, 2019 and December 31, 2018.

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

Overview and Highlights of Quarterly Results

Revenue in the first quarter of 2019 totaled $786.9 million, an increase of 18% compared to $664.9 million in the first quarter of 2018. On a constant currency basis, total revenue would have been $11.1 million higher, or an increase of 20% year-over-year.

•Advertising revenue totaled $679.5 million, an increase of 18% year-over-year, or 20% on a constant currency basis.

•Data licensing and other revenue totaled $107.4 million, an increase of 20% year-over-year.

•U.S. revenue totaled $432.4 million, an increase of 25% year-over-year.

•International revenue totaled $354.5 million, an increase of 11% year-over-year, or 15% on a constant currency basis.

Net income was $190.8 million, inclusive of a $124.4 million benefit to provision (benefit) for income taxes related to the establishment of a deferred tax asset for corporate structuring in certain geographies.

Income from operations was $93.7 million, or 12% of total revenue, for the three months ended March 31, 2019, compared to $74.9 million, or 11% of total revenue, for the three months ended March 31, 2018.

Cash, cash equivalents and short-term investments in marketable securities totaled $6.46 billion as of March 31, 2019.

Average monetizable daily active usage (mDAU) for the three months ended March 31, 2019 were 134 million for the three months ended March 31, 2019, an increase of 11% year-over-year.

Average monthly active usage (MAU) was 330 million for the three months ended March 31, 2019, a decrease of 2% year-over-year. As we previously announced on February 7, 2019, we will use mDAU as the metric to show the size of our audience and engagement going forward, and we will no longer disclose MAU after the first quarter of 2019.

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

Monetizable Daily Active Usage (mDAU). We define mDAU as Twitter users who logged in and accessed Twitter on any given day through twitter.com or applications that are able to show ads. Our definition and calculation of mDAU is the same as that of the DAU data presented since the first quarter of 2016. Additionally, our calculation of mDAU is not based on any standardized industry methodology and is not necessarily calculated in the same manner or comparable to similarly-titled measures presented by other companies. Average mDAU for a period represents the number of mDAU on each day of such period divided by the number of days for such period. Changes in mDAU are a measure of changes in the size of our daily logged in active user base. To calculate the year-over-year change in mDAU, we subtract the average mDAU for the three months ended in the previous year from the average mDAU for the same three months ended in the current year and divide the result by the average mDAU for the three months ended in the previous year.

In the three months ended March 31, 2019, we had 134 million average mDAU, which represents an increase of 11% from the three months ended March 31, 2018. The first quarter is typically a seasonally strong quarter for mDAU growth. The increase was driven by organic growth as well as ongoing product improvements and marketing. In the three months ended March 31, 2019, we had 28 million average mDAU in the United States and 105 million average mDAU in the rest of the world, which represent increases of 8% and 12%, respectively, from the three months ended March 31, 2018.

For additional information on how we calculate changes in mDAU and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monthly Active Usage (MAU). We define MAU as Twitter users who logged in or were otherwise authenticated and accessed Twitter through our website, mobile website, desktop or mobile applications, SMS or registered third-party applications or websites in the 30-day period ending on the date of measurement. Average MAU for a period represents the average of the MAU at the end of each month during the period. MAU is a measure of the size of our logged in or otherwise authenticated active user base. In the three months ended March 31, 2019, we had 330 million average MAU, which represents a 6 million decrease from the three months ended March 31, 2018. In the three months ended March 31, 2019, we had 68 million average MAU in the United States and 262 million average MAU in the rest of the world, which each represent a decrease of 2% from the three months ended March 31, 2018. For additional information on how we calculate MAU and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

(1) Reported average Monthly Active Usage reflects adjustments for approximately 1-2 million users per quarter of certain third-party applications that were included as Twitter MAU that should not have been considered MAU in certain prior periods. mDAU was not affected.

(2) In the three months ended March 31, 2018, we discovered that a software change made in the second quarter of 2017 resulted in a non-material overstatement of our historical MAU in 2017. The differences were between 30,000 and 400,000 in each period presented for total MAU. After rounding, the only impact to our prior disclosures was to reduce international MAU from 261 million to 260 million in the third quarter of 2017 due to a change of approximately 175,000 international MAU.

Changes in Ad Engagements and Changes in Cost per Ad Engagement. We define an ad engagement as an interaction with one of our pay-for-performance advertising products. Ad engagements with our advertising products are based on the completion of an objective set out by an advertiser such as expanding, Retweeting, liking or replying to a Promoted Tweet, viewing an embedded video, downloading or engaging with a promoted mobile application, clicking on a website link, signing up for marketing emails from advertisers, following the account that Tweets a Promoted Tweet, or completing a transaction on an external website. We believe changes in ad engagements is one way to measure user engagement with our advertising products. We believe changes in cost per ad engagement is one way to measure demand.

In the three months ended March 31, 2019, ad engagements increased 23% from the three months ended March 31, 2018. The increase was driven by higher ad impressions and improved clickthrough rates across most ad formats. In the three months ended March 31, 2019, cost per ad engagement decreased 4% from the three months ended March 31, 2018. The decrease in cost per ad engagement was primarily driven by like-for-like price decreases across most ad formats due to improved clickthrough rates, which results in advertisers realizing the same number of engagements (or more) at a lower (or similar) price, and a mix shift toward video ad formats that have lower cost per ad engagement and higher clickthrough rates.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including revenue excluding foreign exchange effect, advertising revenue excluding foreign exchange effect, and international revenue excluding foreign exchange effect. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Revenue Measures Excluding the Impact of Changes in Foreign Exchange Rates (Constant Currency)

In order to present revenue, advertising revenue, and international revenue excluding the impact of changes in foreign exchange rates for the quarter ended March 31, 2019, we translated the applicable measure using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, which is also referred to as constant currency.

 We use non-GAAP financial measures of revenue excluding foreign exchange effect, advertising revenue excluding foreign exchange effect, and international revenue excluding foreign exchange effect in evaluating our operating results and for financial and operational decision-making purposes. We believe that revenue excluding foreign exchange effect, advertising revenue excluding foreign exchange effect, and international revenue excluding foreign exchange effect provide useful information about our operating results, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision-making. We also use these measures to establish budgets and operational goals for managing our business and evaluating our performance.

Results of Operations

The following tables set forth our consolidated statements of income data for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018

Revenue
Advertising services	$679,466	$575,156
Data licensing and other	107,424	89,715
Total revenue	786,890	664,871
Costs and expenses (1)
Cost of revenue	264,011	222,823
Research and development	146,246	123,346
Sales and marketing	205,799	178,059
General and administrative	77,176	65,718
Total costs and expenses	693,232	589,946
Income from operations	93,658	74,925
Interest expense	(37,260)	(27,015)
Interest income	40,541	16,181
Other expense, net	(436)	(209)
Income before income taxes	96,503	63,882
Provision (benefit) for income taxes	(94,301)	2,885
Net income	$190,804	$60,997

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$5,048	$4,799
Research and development	46,261	41,946
Sales and marketing	18,065	14,822
General and administrative	14,117	11,699
Total stock-based compensation expense	$83,491	$73,266

The following table sets forth our consolidated statements of income data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2019	2018
Revenue
Advertising services	86%	87%
Data licensing and other	14	13
Total revenue	100	100
Costs and expenses
Cost of revenue	34	34
Research and development	19	19
Sales and marketing	26	27
General and administrative	10	10
Total costs and expenses	88	89
Income from operations	12	11
Interest expense	(5)	(4)
Interest income	5	2
Other expense, net	(0)	(0)
Income before income taxes	12	10
Provision (benefit) for income taxes	(12)	0
Net income	24%	9%

Revenue

We generate the substantial majority of our revenue from the sale of advertising services. We also generate revenue by licensing our data to third parties and providing mobile advertising exchange services.

Advertising Services

We generate most of our advertising revenue by selling our Promoted Products. Currently, our Promoted Products consist of the following:

•

Promoted Tweets. Promoted Tweets, which are labeled as “promoted,” appear within a timeline, search results or profile pages just like an ordinary Tweet regardless of device, whether it be desktop or mobile. Using our proprietary algorithms and understanding of the interests of each account, we can deliver Promoted Tweets that are intended to be relevant to a particular account. We enable our advertisers to target an audience based on an account’s Interest Graphs. Our Promoted Tweets are pay-for-performance or pay-for-impression delivered advertising that are priced through an auction. Our Promoted Tweets include objective-based features that allow advertisers to pay only for the types of engagement selected by the advertisers, such as Tweet engagements (e.g., Retweets, replies and likes), website clicks, mobile application installs or engagements, obtaining new followers, or video views.

•

Promoted Accounts. Promoted Accounts, which are labeled as “promoted,” provide a way for our advertisers to grow a community of people who are interested in their business, products or services. Our Promoted Accounts are pay-for-performance advertising that is priced through an auction.

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

Data Licensing and Other

We generate data licensing and other revenue by (i) offering data products and data licenses that allow our data partners to access, search and analyze historical and real-time data on our platform (which consists of public Tweets and their content), and (ii) providing mobile advertising exchange services through our MoPub exchange. Our data partners generally purchase licenses to access all or a portion of our data for a fixed period. We recognize data licensing revenue as our data partners consume and benefit from their use of the licensed data. In addition, we operate a mobile ad exchange and receive service fees from transactions completed on the exchange. Our mobile ad exchange enables buyers and sellers to purchase and sell advertising inventory and matches buyers and sellers. We have determined we are not the principal as it relates to the purchase and sale of advertising inventory in transactions between third-party buyers and sellers on the exchange. Therefore, we report revenue related to our ad exchange services on a net basis.

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands)
Advertising services	$679,466	$575,156	18%
Data licensing and other	107,424	89,715	20%
Total revenue	$786,890	$664,871	18%

Revenue in the three months ended March 31, 2019 increased by $122.0 million or 18% compared to the three months ended March 31, 2018. On a constant currency basis, revenue in the three months ended March 31, 2019 would have increased by $133.1 million or 20% compared to the three months ended March 31, 2018.

In the three months ended March 31, 2019, advertising revenue increased by 18% compared to the three months ended March 31, 2018. On a constant currency basis, advertising revenue in the three months ended March 31, 2019 would have increased by $115.4 million or 20% compared to the three months ended March 31, 2018.

The overall increase in advertising revenue was primarily attributable to a 23% increase in the number of ad engagements in the three months ended March 31, 2019, offset by a 4% decrease in cost per ad engagement in the three months ended March 31, 2019, compared to the same periods in 2018. The increase in ad engagements was driven by higher ad impressions and improved clickthrough rates across most ad formats. The decrease in cost per ad engagement was primarily driven by like-for-like price decreases across most ad formats due to improved click-through rates, which results in advertisers realizing the same number of engagements (or more) at a lower (or similar) price, and a mix shift toward video ad formats that have lower cost per ad engagement and higher clickthrough rates.

Advertising revenue continued to be driven by sales momentum with advertisers, built around our differentiated ad formats, better relevance, and improved ROI. As our mDAU and the level of engagement of our mDAU grows, we believe the potential to increase our revenue grows.

In the three months ended March 31, 2019, data licensing and other revenue increased by 20% compared to the three months ended March 31, 2018. A majority of the increase was attributable to expanded and new partnerships since the first quarter of 2018.

Looking ahead, while data licensing and other revenue continues to see new customer opportunities and use cases as well as smaller customers adopting self-service APIs, we are now largely through our multi-year enterprise renewal cycle. As a result, with many of our largest partners now at market pricing, revenue growth is likely to moderate for the full year.

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

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands)
Cost of revenue	$264,011	$222,823	18%
Cost of revenue as a percentage of revenue	34%	34%

In the three months ended March 31, 2019, cost of revenue increased by $41.2 million compared to the three months ended March 31, 2018. The increase was attributable to a $22.6 million increase in direct costs, primarily driven by an increase in content costs, and an $18.6 million increase in depreciation expense primarily related to additional internally developed software, server and networking equipment.

We plan to continue to scale the capacity and enhance the capability and reliability of our infrastructure to support mDAU growth and increased activity on our platform. We expect that cost of revenue will increase in absolute dollar amounts and vary as a percentage of revenue.

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

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands)
Research and development	$146,246	$123,346	19%
Research and development as a percentage of revenue	19%	19%

In the three months ended March 31, 2019, research and development expenses increased by $22.9 million compared to the three months ended March 31, 2018. The increase was attributable to a $15.3 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $10.1 million net increase in allocated facilities costs and other supporting overhead expenses. These increases were offset by a $2.5 million increase in the capitalization of costs associated with developing software for internal use.

We plan to continue to invest in key areas of our business to ensure that we have the right level of engineering, product management and design personnel and related resources to support our research and development efforts. We expect that research and development costs will increase in absolute dollar amounts and vary as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, commissions, benefits and stock-based compensation for our employees engaged in sales, sales support, business development and media, marketing, corporate communications and customer service functions. In addition, marketing and sales-related expenses also include advertising costs, market research, trade shows, branding, marketing, public relations costs, amortization of acquired intangible assets, allocated facilities costs, and other supporting overhead costs.

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands)
Sales and marketing	$205,799	$178,059	16%
Sales and marketing as a percentage of revenue	26%	27%

In the three months ended March 31, 2019, sales and marketing expenses increased by $27.7 million compared to the three months ended March 31, 2018. The increase was attributable to a $14.5 million increase in personnel-related costs mainly driven by an increase in employee headcount, a $10.8 million increase in allocated facilities costs and other supporting overhead expenses, and a $2.4 million increase in marketing and sales-related expenses.

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

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands)
General and administrative	$77,176	$65,718	17%
General and administrative as a percentage of revenue	10%	10%

In the three months ended March 31, 2019, general and administrative expenses increased by $11.5 million compared to the three months ended March 31, 2018. The increase was attributable to a $10.6 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $0.9 million increase in other expenses.

We plan to continue to invest in key areas of our business and ensure that we have the right level of general and administrative support on our key priorities and objectives. We expect that general and administrative expenses will increase in absolute dollar amounts and vary as a percentage of revenue.

Interest Expense

Interest expense consists primarily of interest expense incurred in connection with the $935.0 million principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, the $954.0 million principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes, and the $1.15 billion principal amount of 0.25% convertible senior notes due 2024, or the 2024 Notes, and together with the 2019 Notes and 2021 Notes, the Notes, and interest expense related to finance leases and other financing facilities.

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands)
Interest expense	$37,260	$27,015	38%

In the three months ended March 31, 2019, interest expense increased by $10.2 million, compared to the three months ended March 31, 2018. The increase was primarily attributable to our Notes, including the offering of our 2024 Notes in June 2018. Interest expense in the three months ended March 31, 2019 was comprised of $36.5 million of total interest expense related to the Notes as well as the credit facility, and $0.8 million related to finance leases of equipment.

Interest Income

Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands)
Interest income	$40,541	$16,181	151%

Interest income increased by $24.4 million in the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was primarily attributable to higher invested cash balances and higher interest rates.

Other Income (Expense), Net

Other income (expense), net, consists primarily of unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies and realized foreign exchange gains and losses on foreign exchange transactions, and gains and losses on investments in privately-held companies. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands)
Other expense, net	$436	$209	109%

Other expense, net increased by $0.2 million in the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was primarily attributable to less favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities.

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. We recognized a benefit in the quarter related to an intra-entity transfer of an intangible asset that will have a deferred future benefit, for which we established a deferred tax asset. In 2018, we released the valuation allowance related to most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts, as well as in Brazil, which resulted in a net tax benefit. Our future effective tax rate could be affected by our jurisdictional mix of income before taxes, including our allocation of centrally incurred costs to foreign jurisdictions, changes in tax rates and tax regulations, the impact of tax examinations, the impact of business combinations, tax effects of share based compensation, and changes in valuation allowance. In addition, the provision is impacted by deferred income taxes and changes in the related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Provision (benefit) for income taxes	$(94,301)	$2,885

Our net benefit for income taxes in the three months ended March 31, 2019 was $94.3 million. Excluding the benefit to tax expense of $124.4 million related to the deferred tax asset establishment, our provision for income taxes in the three months ended March 31, 2019 was $30.1 million, compared to a provision for income taxes of $2.9 million in the three months ended March 31, 2018. The increase in tax provision excluding the deferred tax asset establishment was primarily due to the release of our valuation allowance related to Brazil and most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts during 2018 in combination with the effects of tax law changes.

We are contemplating an intra-entity transfer of intellectual property in the second quarter of 2019, which could result in a significant income tax benefit related to the establishment of an additional deferred tax asset.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net income	$190,804	$60,997
Net cash provided by operating activities	351,693	242,673
Net cash provided by (used in) investing activities	29,446	(258,992)
Net cash used in financing activities	(29,101)	(29,036)

Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds.

As of March 31, 2019, we had $6.46 billion of cash, cash equivalents and short-term investments in marketable securities, of which $206.7 million was held by our foreign subsidiaries. As a result of the changes under the Tax Cuts and Jobs Act (the “Tax Act”), we have revised our assertion to no longer indefinitely reinvest these funds held by our foreign subsidiaries and have accrued the incremental foreign withholding taxes. In addition, we have a revolving unsecured credit facility available to borrow up to $500.0 million. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months, and to repay the $936.2 million of principal and coupon interest associated with our 2019 Notes due in September 2019.

Credit Facility

We have a revolving credit agreement with certain lenders which provides for a $500.0 million revolving unsecured credit facility maturing on August 7, 2023. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. As of March 31, 2019, no amounts had been drawn under the credit facility.

Operating Activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, amortization of discount on our Notes, deferred income taxes, valuation allowance release, impairment of investments in privately-held companies, non-cash restructuring charges, as well as the effect of changes in working capital and other activities. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenue, increases in operating expenses and costs related to acquisitions. For additional discussion, see “Part II—Other Information, Item 1A. Risk Factors.”

Cash provided by operating activities in the three months ended March 31, 2019 was $351.7 million, an increase in cash inflow of $109.0 million compared to the three months ended March 31, 2018. Cash provided by operating activities was driven by net income of $190.8 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $121.9 million, of which $113.5 million was related to depreciation and amortization expense, $110.1 million was due to a benefit for income taxes mainly related to the deferred tax asset establishment for an intra-entity transfer of an intangible asset, and $83.5 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $39.0 million.

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

Cash provided by investing activities in the three months ended March 31, 2019 was $29.4 million, compared to $259.0 million cash used in investing activities in the three months ended March 31, 2018. The change was primarily due to a $1.08 billion increase in proceeds from sales and maturities of marketable securities, a $10.1 million decrease in purchases of property and equipment, a $1.3 million decrease in expenditures on other investing activities, and a $0.2 million increase in proceeds from sale of long-lived assets, offset by a $803.3 million increase in the purchases of marketable securities.

We anticipate making capital expenditures in 2019 of approximately $550 million to $600 million, as we continue to expand our co-located data centers and continue to refresh a number of our office spaces.

Financing Activities

Our primary financing activities consist of issuance of securities, including common stock issued under our employee stock purchase plan, payments of finance lease obligations, and stock option exercises by employees and other service providers.

Cash used in financing activities in the three months ended March 31, 2019 was $29.1 million, an increase in cash outflow of $0.1 million compared to the three months ended March 31, 2018. The increase in cash outflow was due to a $2.7 million decrease in proceeds from option exercises and a $1.9 million increase in tax payments related to net share settlements of equity awards, offset by a $4.5 million decrease in payments of finance lease obligations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2019.

Contractual Obligations

Our principal commitments consist of obligations under the Notes (including principal and coupon interest), finance and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. Refer to Note 14 – Commitments and Contingencies for more details.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a more complete discussion of our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as described in regards to our accounting policy related to leases in Note 6 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of March 31, 2019, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $26.5 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains were immaterial for the three months ended March 31, 2019 and 2018. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollars would have resulted in a gain or loss of approximately $9.6 million as of March 31, 2019.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Beginning in September 2016, multiple putative class actions and derivative actions were filed in state and federal courts in the United States against Twitter, Twitter’s directors, and/or certain former officers alleging false and misleading statements, made in 2015, are in violation of securities laws and breach fiduciary duty. The putative class actions were consolidated in the U.S. District Court for the Northern District of California. On October 16, 2017, the court granted in part and denied in part the Company’s motion to dismiss. On July 17, 2018, the court granted plaintiffs' motion for class certification in the consolidated securities action. The Company disputes the claims and continues to defend the lawsuits vigorously.

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

Risks Related to Our Business and Our Industry

If we fail to increase our mDAU, ad engagement or other general engagement on our platform, our revenue, business and operating results may be harmed.

The size of our mDAU and their level of engagement with advertising are critical to our success. mDAU for the three months ended March 31, 2019 were 134 million, an increase of 11% year-over-year. Our long-term financial performance will continue to be significantly determined by our success in increasing the growth rate of our mDAU as well as the number of ad engagements. Our mDAU growth rate has fluctuated over time, and it may slow or decline. To the extent our mDAU growth rate slows or the absolute number of mDAU declines, our revenue growth will become dependent on our ability to increase levels of user engagement on Twitter and increase revenue growth from third-party publishers’ websites and applications, data licensing and other offerings. To the extent our mDAU growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Twitter. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of factors could potentially negatively affect user growth and engagement, including if:

•

accounts, including influential accounts, such as those of world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands or certain age demographics, engage with other products, services or activities as an alternative to ours;

•	we are unable to convince potential or new people of the value and usefulness of our products and services;
•	there is a decrease in the perceived quantity, quality, usefulness or relevance of the content generated by the people who use Twitter or content partners;
•

there could also be a perception that actions we take to better foster a healthy conversation or to improve relevancy on the platform negatively impact the content or ranking of content posted by certain accounts;

•	our content partners terminate their relationships with us or do not renew their agreements on economic or other terms that are favorable to us;

•

there are concerns related to privacy and communication, safety, security, spam, manipulation or other hostile or inappropriate usage or other factors, or our health efforts result in the removal of certain accounts;

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 86% of our revenue from advertising in the fiscal year ended December 31, 2018 and the three months ended March 31, 2019. We generate substantially all of our advertising revenue through the sale of our Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending as well as the re-evaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Our revenue growth is primarily driven by increases in the number of our mDAU, increases in ad pricing or number of ads shown driven by strong advertiser demand, increases in our clickthrough rate, as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase our mDAU or monetize our larger global audience. Our advertising revenue also could be adversely affected by a number of other factors, including:

•	decreases in user engagement with the ads on our platform and those that we serve off of our platform;
•	decreases in the size of our mDAU or the growth rate of mDAU;
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

•	our inability to increase advertiser demand and spend from new and existing advertisers as well as advertising inventory;
•	our inability to increase the relevance of ads;
•

our inability to help advertisers effectively target ads, including as a result of the fact that we do not collect extensive personal information from our users and that we do not have real-time geographic information for all of our users particularly for ads served through our mobile-focused advertising exchange;

•	decreases in the cost per ad engagement;
•	failure to effectively monetize our growing international user base, our logged-out audience or our syndicated audience;
•	loss of advertising market share to our competitors;
•	the degree to which people access Twitter content through applications that do not contain our ads;
•	any arrangements or other partnerships with third parties to share our revenue;
•	if our new advertising strategies do not gain traction;
•	the impact of new technologies that could block or obscure the display of our ads;

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

We believe that our long-term success depends on our ability to improve the health of the public conversation on Twitter. We have made this our priority and have focused our efforts on improving the quality of that conversation, including by devoting substantial internal resources to our strategy. These efforts include the reduction of abuse, harassment, spam, manipulation and malicious automation on the platform, as well as a focus on improving information quality and the health of conversation on Twitter. For example, in the past, we announced that we were removing certain locked accounts from follower counts across profiles globally. While that specific change did not affect our previously-disclosed MAU or DAU metrics, some of the health initiatives that we have implemented as part of our ongoing commitment to a healthy public conversation have negatively impacted, and may in the future negatively impact, our publicly reported metrics in a few ways. First, our health efforts include the removal of accounts pursuant to our terms and services that are abusive, spammy, fake or malicious, and these accounts may be monthly active or daily active users, as well as actions taken to detect and challenge potentially automated, spammy, or malicious accounts during the sign-up process. For example, in the third and fourth quarters of 2018, year-over-year average mDAU growth was impacted by ongoing health efforts, both due to how we resourced and prioritized our work and the impact from ongoing success removing spammy and suspicious accounts. Second, we are also making active decisions to prioritize health related initiatives over other near-term product improvements that may drive more usage of Twitter as a daily utility. These decisions may not be consistent with the short-term expectations of our advertising customers or investors and may not produce the long-term benefits that we expect, in which case our user growth and user engagement, our relationships with advertisers and our business and operating results could be harmed.

We focus on the long-term health of our service, product innovation, and providing something valuable to people on Twitter every day, rather than short-term operating results.

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
•

the occurrence of planned significant events, such as the World Cup, Super Bowl, Champions League Final, World Series, the Olympics and the Oscars, or unplanned significant events, such as natural disasters and political revolutions;

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

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, average mDAU outside the United States constituted 79% of our average mDAU in the three months ended March 31, 2019, but our international revenue, as determined based on the billing location of our customers, was only 45% of our consolidated revenue in the three months ended March 31, 2019. Our inability to successfully expand our business internationally could adversely affect our business, financial condition and operating results.

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

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly assess the playing field and determine whether we need to improve or re-allocate resources amongst our existing products and services or create new ones (independently or in conjunction with third parties). Our ability to increase the size and engagement of our user base, attract content partners, advertisers and platform partners and generate revenue will depend on those decisions. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. In the past, we have introduced new features to Twitter such as “Moments”, a curated collection of Tweets, photos, videos, and Periscope broadcasts about current news stories or events; “In Case You Missed It,” which surfaces Tweets a logged-in user may have missed since last accessing Twitter; expanding our character limit to 280 characters for more people around the world; and “Threads,” a feature that allows people to more easily thread Tweets together. If new or enhanced products, product features or services fail to engage users, content partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives that do not directly generate revenue but which we believe will enhance our attractiveness to users, content partners and advertisers, such as our investments in the health of public conversation on Twitter. In the future, we may invest in new products, product features, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services, enable us to develop new approaches to monetization or meet the expectations of our users or third-party business partners, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

Since our inception, we have incurred significant operating losses, and, as of March 31, 2019, we had an accumulated deficit of $1.26 billion. Our revenue has grown from $664.9 million in 2013 to $3.04 billion in 2018. While we were profitable on a GAAP basis in 2018, we believe that our future revenue growth and our ability to maintain profitability will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our costs may increase in future periods as we continue to expend substantial financial resources on:

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

We receive a high degree of media coverage around the world. Negative publicity about our company, including about the quality and reliability of our products or of content shared on our platform, changes to our products, policies and services, our privacy, policy enforcement and security practices (including actions taken with respect to certain users or accounts or reports regarding government surveillance), litigation, regulatory activity, the actions of our users (including actions taken by prominent users on our platform or the dissemination of information that may be viewed as misleading or as intended to manipulate the opinions of our users), or user experience with our products and services, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our products and services. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our user base and result in decreased revenue, which could adversely affect our business and operating results.

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

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy of users and others. While we strive to comply with applicable data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to so comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, in June 2018 California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended in September 2018, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union, or EU, and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. For example, the GDPR has been adopted and went into effect in May 2018. The GDPR includes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we rely on a variety of legal bases to transfer certain personal information outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework, the Swiss-U.S. Privacy Shield Framework, and EU Standard Contractual Clauses, or SCCs. The EU-U.S. Privacy Shield Framework is currently under review by regulatory authorities and it and the SCCs are both the subject of legal challenges in European courts. As a result of these legal challenges, the EU-U.S. Privacy Shield Framework and the SCCs may be modified or invalidated. The absence of successor legal bases for continued data transfer could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. Any of these changes with respect to EU data protection law could disrupt our business.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU (often referred to as “Brexit”), which is now expected to occur by the end of October 2019. Brexit could lead to economic and legal uncertainty in the region and could adversely affect the tax, currency, operational, legal and regulatory regimes to which our business is subject. Brexit may adversely affect our revenues and subject us to new regulatory costs and challenges, in addition to other adverse effects that we are unable effectively to anticipate.

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

In April 2019, the EU passed the Directive on Copyright in the Digital Single Market (the EU Copyright Directive), which expands the liability of online platforms for user-generated content. Each EU member state has two years to implement it. The EU Copyright Directive may increase our costs of operations, our liability for user-generated content, and our litigation costs.

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

We have faced and will continue to face claims relating to content that is published or made available through our products and services or third-party products or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, illegal content, misinformation, content regulation and personal injury torts. The laws relating to the liability of providers of online products or services for activities of their users remains somewhat unsettled, both within the United States and internationally. This risk may be enhanced in certain jurisdictions outside the United States where we may be less protected under local laws than we are in the United States. For example, we are subject to legislation in Germany that may impose significant fines for failure to comply with certain content removal and disclosure obligations. Other countries, including Singapore, Australia, and the United Kingdom, have implemented or are considering similar legislation imposing penalties for failure to remove certain types of content. In addition, the public nature of communications on our network exposes us to risks arising from the creation of impersonation accounts intended to be attributed to our users or advertisers. We could incur significant costs investigating and defending these claims. If we incur material costs or liability as a result of these occurrences, our business, financial condition and operating results could be adversely affected.

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

The number of our active users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the first quarter of 2019 continued to represent fewer than 5% of our mDAU and MAU during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform. Further, we rely on third-party SMS aggregators and mobile carriers to deliver SMS messages to certain of our MAU. If, however, we are notified of material deliverability issues because of, for example, infrastructure issues at the service-provider level or governmental restrictions based on content, we do not include the affected users in MAU. We may also discover unexpected errors in our internal data that resulted from technical or other errors. For example, in 2017, we discovered that since the fourth quarter of 2014 we had included users of certain third-party applications as Twitter MAU that should not have been considered MAU. These third-party applications used Digits, a software development kit of our now-divested Fabric platform that allowed third-party applications to send authentication messages via SMS through our systems, which did not relate to activity on the Twitter platform. Although the change in the MAU was relatively small in relation to our overall MAU numbers, we may face increased scrutiny on the calculation of our key metrics as a result of the error.

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

In the three months ended March 31, 2019, 93% of our advertising revenue was generated from mobile devices. Since we generate a majority of our advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, a significant portion of users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

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

In 2014, we issued $935.0 million in aggregate principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million in aggregate principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes, in private placements to qualified institutional buyers. In June 2018, we issued an additional $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024, which we refer to as the Notes when taken together with the 2019 Notes and the 2021 Notes, in a private placement to qualified institutional buyers. As of March 31, 2019, we had a total par value of $3.04 billion of outstanding Notes.

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

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2019, we had recorded a total of $1.27 billion of goodwill and intangible assets. An adverse change in market conditions or financial results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. From January 1, 2018 to March 31, 2019, the reported high and low sales prices of our common stock has ranged from $47.79 to $22.04. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

TWITTER, INC.

Date: April 30, 2019	By:	/s/ Jack Dorsey
Jack Dorsey
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2019	By:	/s/ Ned Segal
Ned Segal
Chief Financial Officer
(Principal Financial Officer)