Form 10-Q
period 2019-06-30
TWITTER, INC.
filed 2019-07-31
CIK 1418091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36164

Twitter, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8913779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1355 Market Street, Suite 900

San Francisco, California 94103

(Address of principal executive offices and Zip Code)

(415) 222-9670

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000005 per share	TWTR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of July 26, 2019 was 773,017,657.

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

•	our work to increase the stability, performance and scale of our ads platform and our mobile application download product;
•	our ability to provide new content from third parties, including our ability to secure live streaming video content on terms that are acceptable to us;
•	our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•	our expectations regarding our user growth and growth rates and related opportunities as well as the continued usage of our mobile applications, including the impact of seasonality;
•	our ability to increase our revenue and our revenue growth rate, including advertising and data licensing and other revenue;
•	our ability to improve user monetization;
•

our future financial performance, including trends in cost per ad engagement, revenue (including data licensing revenue), cost of revenue, operating expenses, including stock-based compensation and income taxes;

•	our expectations regarding certain deferred tax assets and fluctuations in our tax expense and cash taxes;
•	the impact of the General Data Protection Regulation (GDPR) and other data and privacy regulation;
•	the impact of content- or copyright-related legislation or regulation;
•	our expectations regarding outstanding litigation or the decisions of the courts;
•	the effects of seasonal trends on our results of operations;
•	the impact of our future transactions and corporate structuring on our income and other taxes;
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

NOTE REGARDING KEY METRICS

We review a number of metrics, including monetizable daily active usage or users, or mDAU, changes in ad engagements and changes in cost per ad engagement, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for a discussion of how we calculate mDAU, changes in ad engagements and changes in cost per ad engagement.

We define mDAU as Twitter users who logged in and accessed Twitter on any given day through Twitter.com or Twitter applications that are able to show ads. Our definition and calculation of mDAU is the same as that of the DAU data presented since the first quarter of 2016. The calculation of mDAU is not based on any standardized industry methodology and is not necessarily calculated in the same manner or comparable to similarly-titled measures presented by other companies. Average mDAU for a period represents the number of mDAU on each day of such period divided by the number of days for such period. Changes in mDAU are a measure of changes in the size of our daily logged in active user base. To calculate the year-over-year change in mDAU, we subtract the average mDAU for the three months ended in the previous year from the average mDAU for the same three months ended in the current year and divide the result by the average mDAU in the previous year. We believe that mDAU, and its related growth, are the best ways to measure our success against our objectives and to show the size of our audience and engagement.

The numbers of active users presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that the average of false or spam accounts during the second quarter of 2019 represented fewer than 5% of our mDAU during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation or fake, we stop counting it in our mDAU or related metrics. We also treat multiple accounts held by a single person or organization as multiple users for purposes of calculating mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

In addition, our data regarding user geographic location for purposes of reporting the geographic location of our mDAU is based on the IP address or phone number associated with the account when a user initially registered the account on Twitter. The IP address or phone number may not always accurately reflect a user’s actual location at the time such user engaged with our platform. For example, someone accessing Twitter on a mobile device may appear to be accessing Twitter from the location of the proxy server that the user connects to rather than from the user’s actual location.

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWITTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$2,183,111	$1,894,444
Short-term investments	4,503,427	4,314,957
Accounts receivable, net of allowance for doubtful accounts of $2,285 and $3,559	719,904	788,700
Prepaid expenses and other current assets	106,341	112,935
Total current assets	7,512,783	7,111,036
Property and equipment, net	982,513	885,078
Operating lease right-of-use assets	694,855	—
Intangible assets, net	50,722	45,025
Goodwill	1,246,883	1,227,269
Deferred tax assets, net	1,954,808	808,459
Other assets	79,043	85,705
Total assets	$12,521,607	$10,162,572
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$206,282	$145,186
Accrued and other current liabilities	428,296	405,751
Convertible notes, short-term	923,648	897,328
Operating lease liabilities, short-term	129,919	—
Finance lease liabilities, short-term	45,593	68,046
Total current liabilities	1,733,738	1,516,311
Convertible notes, long-term	1,773,092	1,730,922
Operating lease liabilities, long-term	614,213	—
Finance lease liabilities, long-term	7,576	24,394
Deferred and other long-term tax liabilities, net	23,393	17,849
Other long-term liabilities	24,781	67,502
Total liabilities	4,176,793	3,356,978
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 772,393 and 764,257 shares issued and outstanding	4	4
Additional paid-in capital	8,535,463	8,324,974
Accumulated other comprehensive loss	(46,944)	(65,311)
Accumulated deficit	(143,709)	(1,454,073)
Total stockholders' equity	8,344,814	6,805,594
Total liabilities and stockholders' equity	$12,521,607	$10,162,572

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$841,381	$710,541	$1,628,271	$1,375,412
Costs and expenses
Cost of revenue	277,965	230,185	541,976	453,008
Research and development	159,242	138,574	305,488	261,920
Sales and marketing	240,249	188,032	446,048	366,091
General and administrative	88,239	74,126	165,415	139,844
Total costs and expenses	765,695	630,917	1,458,927	1,220,863
Income from operations	75,686	79,624	169,344	154,549
Interest expense	(38,317)	(29,982)	(75,577)	(56,997)
Interest income	42,887	21,960	83,428	38,141
Other income (expense), net	7,523	(5,735)	7,087	(5,944)
Income before income taxes	87,779	65,867	184,282	129,749
Provision (benefit) for income taxes	(1,031,781)	(34,250)	(1,126,082)	(31,365)
Net income	$1,119,560	$100,117	$1,310,364	$161,114
Net income per share attributable to common stockholders:
Basic	$1.46	$0.13	$1.71	$0.21
Diluted	$1.43	$0.13	$1.68	$0.21
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	768,755	752,351	766,658	750,037
Diluted	785,056	772,556	781,378	769,222

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$1,119,560	$100,117	$1,310,364	$161,114
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	9,106	1,384	17,954	(445)
Change in foreign currency translation adjustment	615	(35,493)	413	(24,410)
Net change in accumulated other comprehensive income (loss)	9,721	(34,109)	18,367	(24,855)
Comprehensive income	$1,129,281	$66,008	$1,328,731	$136,259

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	767,913	$4	752,037	$4	764,257	$4	746,902	$4
Issuance of common stock in connection with RSU vesting	3,243	—	3,086	—	7,132	—	8,184	—
Issuance of common stock in connection with acquisitions	—	—	119	—	—	—	119	—
Issuance of restricted stock in connection with acquisitions accounted for as stock-based compensation	306	—	655	—	306	—	655	—
Exercise of stock options	123	—	129	—	195	—	434	—
Issuance of common stock upon purchases under employee stock purchase plan	901	—	990	—	901	—	990	—
Shares withheld related to net share settlement of equity awards	(91)	—	(60)	—	(396)	—	(320)	—
Other activities	(2)	—	—	—	(2)	—	(8)	—
Balance, end of period	772,393	$4	756,956	$4	772,393	$4	756,956	$4
Additional paid-in capital
Balance, beginning of period	—	$8,408,749	—	$7,831,429	—	$8,324,974	—	$7,750,522
Issuance of common stock in connection with acquisitions	—	—	—	5,405	—	—	—	5,405
Issuance of stock options in connection with acquisitions	—	—	—	917	—	—	—	917
Issuance of restricted stock in connection with acquisitions	—	—	—	12,843	—	—	—	12,843
Exercise of stock options	—	413	—	329	—	509	—	3,097
Issuance of common stock upon purchases under employee stock purchase plan	—	25,209	—	16,337	—	25,209	—	16,337
Shares withheld related to net share settlement of equity awards	—	(3,461)	—	(1,803)	—	(12,938)	—	(9,353)
Stock-based compensation	—	104,553	—	89,368	—	197,709	—	175,053
Equity component of the convertible note issuance, net	—	—	—	252,248	—	—	—	252,248
Purchase of convertible note hedge	—	—	—	(267,950)	—	—	—	(267,950)
Issuance of warrants	—	—	—	186,760	—	—	—	186,760
Other activities	—	—	—	6	—	—	—	10
Balance, end of period	—	$8,535,463	—	$8,125,889	—	$8,535,463	—	$8,125,889
Accumulated other comprehensive loss
Balance, beginning of period	—	$(56,665)	—	$(22,325)	—	$(65,311)	—	$(31,579)
Other comprehensive income (loss)	—	9,721	—	(34,109)	—	18,367	—	(24,855)
Balance, end of period	—	$(46,944)	—	$(56,434)	—	$(46,944)	—	$(56,434)
Accumulated deficit
Balance, beginning of period	—	$(1,263,269)	—	$(2,598,672)	—	$(1,454,073)	—	$(2,671,729)
Cumulative-effect adjustment from adoption of revenue recognition rule	—	—	—	—	—	—	—	12,060
Net income	—	1,119,560	—	100,117	—	1,310,364	—	161,114
Balance, end of period	—	$(143,709)	—	$(2,498,555)	—	$(143,709)	—	$(2,498,555)
Total stockholders' equity	772,393	$8,344,814	756,956	$5,570,904	772,393	$8,344,814	756,956	$5,570,904

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$1,310,364	$161,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	229,090	202,828
Stock-based compensation expense	178,106	152,735
Amortization of discount on convertible notes	62,787	44,031
Deferred income taxes	(1,144,191)	(42,285)
Impairment of investments in privately-held companies	1,550	3,000
Other adjustments	(18,103)	(3,059)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	67,237	46,968
Prepaid expenses and other assets	66,627	(20,302)
Accounts payable	(4,740)	(16,828)
Accrued and other liabilities	(58,061)	35,611
Net cash provided by operating activities	690,666	563,813
Cash flows from investing activities
Purchases of property and equipment	(218,821)	(289,541)
Proceeds from sales of property and equipment	3,057	4,456
Purchases of marketable securities	(2,991,921)	(1,990,868)
Proceeds from maturities and sales of marketable securities	2,832,237	1,638,109
Business combinations, net of cash acquired	(20,302)	(32,504)
Other investing activities	11,368	(2,175)
Net cash used in investing activities	(384,382)	(672,523)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	1,150,000
Purchases of convertible note hedges	—	(267,950)
Proceeds from issuance of warrants concurrent with note hedges	—	186,760
Debt issuance costs	—	(11,730)
Taxes paid related to net share settlement of equity awards	(12,938)	(9,360)
Payments of finance lease obligations	(37,933)	(47,282)
Proceeds from exercise of stock options	509	3,097
Proceeds from issuances of common stock under employee stock purchase plan	25,209	16,337
Net cash provided by (used in) financing activities	(25,153)	1,019,872
Net increase in cash, cash equivalents and restricted cash	281,131	911,162
Foreign exchange effect on cash, cash equivalents and restricted cash	7,002	(12,514)
Cash, cash equivalents and restricted cash at beginning of period	1,921,875	1,673,857
Cash, cash equivalents and restricted cash at end of period	$2,210,008	$2,572,505
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$—	$19,165
Equipment purchases under finance leases	$—	$16,086
Changes in accrued property and equipment purchases	$77,611	$7,554
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$2,183,111	$2,544,641
Restricted cash included in prepaid expenses and other current assets	1,379	2,261
Restricted cash included in other assets	25,518	25,603
Total cash, cash equivalents and restricted cash	$2,210,008	$2,572,505

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on leases. The new guidance requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on the consolidated balance sheets. In addition, it requires lessees to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The FASB has subsequently issued additional updates that allow entities to apply certain practical expedients upon transition to this new guidance. The Company adopted this guidance as of January 1, 2019 and elected to apply practical expedients permitted under the transition guidance that allow the Company to use the beginning of the period of adoption (January 1, 2019) as the date of initial application, to not separate non-lease components from lease components for lessee and lessor transactions, and to not reassess lease classification, treatment of initial direct costs, or whether an existing or expired contract contains a lease. Prior period financial statements were not recast under the new guidance. The adoption of the new lease standard resulted in the recognition of operating lease ROU assets of $737.7 million recorded in operating lease right-of-use assets and lease liabilities of $777.1 million recorded in operating lease liabilities, short-term and operating lease liabilities, long-term on the consolidated balance sheets as of January 1, 2019. In connection with the adoption of this standard, deferred rent of $53.0 million, which was previously recorded in accrued and other current liabilities and in other long-term liabilities on the consolidated balance sheets, was derecognized. Additionally, prepaid rents of $13.6 million which were previously recorded in prepaid expenses and other current assets on the consolidated balance sheets were reclassified upon adoption as a reduction to operating lease liabilities, short-term.

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

With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2019, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that are of significance or potential significance to the Company.

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

Revenue by geography is based on the billing address of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue by services:
Advertising services	$727,123	$601,060	$1,406,589	$1,176,216
Data licensing and other	114,258	109,481	221,682	199,196
Total revenue	$841,381	$710,541	$1,628,271	$1,375,412

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue by geographic area:
United States	$455,201	$366,657	$887,557	$713,227
Japan	133,171	122,219	268,742	239,045
Rest of World	253,009	221,665	471,972	423,140
Total revenue	$841,381	$710,541	$1,628,271	$1,375,412

Contract Balances

The Company enters into contracts with its customers, which may give rise to contract liabilities (deferred revenue) and contract assets (unbilled revenue). The payment terms and conditions within the Company’s contracts vary by the type and location of its customer and products or services purchased, the substantial majority of which are due in less than one year. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes either unbilled revenue (its performance precedes the billing date) or deferred revenue (customer payment is received in advance of performance).

Deferred Revenue (Contract Liabilities)

The Company presents deferred revenue primarily within accrued and other current liabilities in the consolidated balance sheets and there is not expected to be any material non-current contract liabilities given the Company's contracting provisions. The Company's deferred revenue balance primarily consists of cash payments due in advance of satisfying its performance obligations relating to data licensing contracts and performance obligations given to customers based on their spend relating to advertising contracts, for which the Company defers, as they represent material rights. The Company recognizes deferred revenue relating to its data licensing contracts on a straight-line basis over the period in which the Company provides data. The Company recognizes deferred revenue relating to its advertising contracts based on the amount of customer spend and the relative standalone selling price of the material rights.

Unbilled Revenue (Contract Assets)

The Company presents unbilled revenue in the consolidated balance sheets within prepaid expenses and other current assets and within other assets. The Company’s contracts do not contain material financing components. The Company's unbilled revenue primarily consists of amounts that have yet to be billed under contracts with escalating fee structures. Specifically, because the Company generally recognizes revenue on a straight-line basis for data licensing arrangements with escalating fee structures, revenue recognized represents amounts to which the Company is contractually entitled; however, the revenue recognized exceeds the amounts the Company has a right to bill as of the period end, thus resulting in unbilled revenue.

The following table presents contract balances (in thousands):

	June 30,	December 31,
	2019	2018
Unbilled Revenue	$21,009	$20,786
Deferred Revenue	$75,043	$38,949

The amount of revenue recognized in the three months ended June 30, 2019 that was included in the deferred revenue balance as of March 31, 2019 was $19.5 million. The amount of revenue recognized in the six months ended June 30, 2019 that was included in the deferred revenue balance as of December 31, 2018 was $38.9 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus media inventory earned by and material rights provided to customers in prior periods and the satisfaction of the Company’s performance obligations relating to data licensing contracts with advance cash payments.

The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.

The increase in unbilled revenue balance from December 31, 2018 to June 30, 2019 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.

The increase in deferred revenue balance from December 31, 2018 to June 30, 2019 was primarily due to cash payments received or due in advance of satisfying the Company’s performance obligations for data licensing contracts and bonus and make good media inventory earned by and offered to customers during the period.

Remaining Performance Obligations

As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $587.2 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term advertising service arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
		Remainder of		2021 and
	Total	2019	2020	Thereafter
Revenue expected to be recognized on remaining performance obligations	$587,210	$125,476	$206,123	$255,611

Note 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents:
Cash	$218,525	$229,924
Money market funds	752,160	861,206
Corporate notes, commercial paper and certificates of deposit	1,212,426	803,314
Total cash and cash equivalents	$2,183,111	$1,894,444
Short-term investments:
U.S. government and agency securities including treasury bills	$816,813	$1,053,408
Corporate notes, commercial paper and certificates of deposit	3,686,614	3,261,549
Total short-term investments	$4,503,427	$4,314,957

The contractual maturities of securities classified as available-for-sale as of June 30, 2019 were as follows (in thousands):

June 30,
2019
Due within one year	$2,650,741
Due after one year through five years	1,852,686
Total	$4,503,427

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	June 30, 2019
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$815,128	$1,740	$(55)	$816,813
Corporate notes, commercial paper and certificates of deposit	3,674,393	12,555	(334)	3,686,614
Total available-for-sale securities classified as short-term investments	$4,489,521	$14,295	$(389)	$4,503,427

	December 31, 2018
	Gross	Gross	Gross	Aggregated
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities including treasury bills	$1,053,988	$41	$(621)	$1,053,408
Corporate notes, commercial paper and certificates of deposit	3,265,012	713	(4,176)	3,261,549
Total available-for-sale securities classified as short-term investments	$4,319,000	$754	$(4,797)	$4,314,957

The gross unrealized loss on securities in a continuous loss position for 12 months or longer was not material as of June 30, 2019 and December 31, 2018.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 based on the three-tier fair value hierarchy (in thousands):

	June 30, 2019
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$752,160	$—	$752,160
Commercial paper	—	1,212,426	1,212,426
Short-term investments:
U.S. government and agency securities	—	816,813	816,813
Corporate notes	—	2,339,106	2,339,106
Commercial paper	—	838,578	838,578
Certificates of deposit	—	508,930	508,930
Other current assets:
Foreign currency contracts	—	4,273	4,273
Total	$752,160	$5,720,126	$6,472,286
Liabilities
Other current liabilities:
Foreign currency contracts	—	2,024	2,024
Total	$—	$2,024	$2,024

	December 31, 2018
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$861,206	$—	$861,206
Corporate notes	—	24,537	24,537
Commercial paper	—	778,777	778,777
Short-term investments:
Treasury bills	—	294,128	294,128
U.S. government and agency securities	—	759,280	759,280
Corporate notes	—	1,713,835	1,713,835
Commercial paper	—	733,999	733,999
Certificates of deposit	—	813,715	813,715
Other current assets:
Foreign currency contracts	—	1,343	1,343
Total	$861,206	$5,119,614	$5,980,820
Liabilities
Other current liabilities:
Foreign currency contracts	—	3,826	3,826
Total	$—	$3,826	$3,826

The Company has $935.0 million in aggregate principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes”), $954.0 million in aggregate principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes”), and $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024 (the “2024 Notes” and together with the 2019 Notes and the 2021 Notes, the “Notes”) outstanding as of June 30, 2019. Refer to Note 10 – Convertible Notes for further details on the Notes.

The estimated fair value of the 2019 Notes, 2021 Notes, and 2024 Notes, based on a market approach as of June 30, 2019 was approximately $929.1 million, $914.0 million, and $1.16 billion, respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

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

The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives in other income (expense), net in the consolidated statements of income. The notional principal of foreign currency contracts outstanding was equivalent to $549.4 million and $545.3 million at June 30, 2019 and December 31, 2018, respectively.

The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

		June 30,	December 31,
	Balance Sheet Location	2019	2018
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$4,273	$1,343
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$2,024	$3,826

The Company recognized $4.3 million and $4.9 million of net losses on its foreign currency contracts in the three and six months ended June 30, 2019, respectively. The Company recognized $3.8 million and $6.6 million of net losses on its foreign currency contracts in the three and six months ended June 30, 2018, respectively.

Note 5. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	June 30,	December 31,
	2019	2018
Property and equipment, net
Equipment	$1,377,891	$1,185,270
Furniture and leasehold improvements	337,272	328,532
Capitalized software	614,433	554,962
Construction in progress	107,230	96,488
Total	2,436,826	2,165,252
Less: Accumulated depreciation and amortization	(1,454,313)	(1,280,174)
Property and equipment, net	$982,513	$885,078

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

The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Certain of these subleases contain both lease and non-lease components. The Company has elected to account for both of these provisions as a single lease component. Sublease rent income is recognized as an offset to operating expense on a straight-line basis over the lease term. In addition to sublease rent, variable non-lease costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs. These variable non-lease income receipts are recognized in operating expenses as a reduction to costs incurred by the Company in relation to the head lease.

Operating and Finance Leases

The Company’s leases have remaining lease terms from less than one year up to approximately eleven years. As of June 30, 2019, assets recorded under finance leases were $196.3 million and accumulated depreciation associated with finance leases was $146.9 million, recorded in property and equipment, net on the consolidated balance sheets.

The components of lease cost for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating lease cost	$41,783	$83,795
Finance lease cost
Depreciation expense	17,584	36,850
Interest on lease liabilities	603	1,381
Total finance lease cost	18,187	38,231
Short-term lease cost	733	1,419
Variable lease cost	11,983	22,821
Sublease income	(6,091)	(12,125)
Total lease cost	$66,595	$134,141

Other information related to leases was as follows (in thousands):

Six Months Ended
June 30,
2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	78,191
Operating cash flows from finance leases	1,381
Financing cash flows from finance leases	37,933
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	26,760
Finance leases	—

June 30,
2019
Lease Term and Discount Rate
Weighted-average remaining lease term (years):
Operating leases	7.0
Finance leases	1.0
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	3.7%

Future lease payments under leases and sublease income as of June 30, 2019 were as follows (in thousands):

	Operating	Finance		Sublease
	Leases	Leases	Total	Income
Years Ending December 31,
Remainder of 2019	$73,086	$29,876	$102,962	$(11,851)
2020	170,727	23,845	194,572	(15,141)
2021	129,629	569	130,198	(11,759)
2022	106,720	—	106,720	(1,318)
2023	78,004	—	78,004	—
Thereafter	324,200	—	324,200	—
Total future lease payments	882,366	54,290	936,656	$(40,069)
Less: leases not yet commenced	(5,773)	—	(5,773)
Less: imputed interest	(132,461)	(1,121)	(133,582)
Total lease liabilities	$744,132	$53,169	$797,301
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, short-term	$129,919	$—	$129,919
Operating lease liabilities, long-term	614,213	—	614,213
Finance lease liabilities, short-term	—	45,593	45,593
Finance lease liabilities, long-term	—	7,576	7,576
Total lease liabilities	$744,132	$53,169	$797,301

Future lease payments under leases and sublease income as of December 31, 2018 were as follows (in thousands):

	Operating	Sublease	Finance
	Leases	Income	Leases
Years Ending December 31,
2019	$161,932	$(24,312)	$70,506
2020	151,751	(15,144)	23,845
2021	110,853	(11,762)	569
2022	89,398	(1,319)	—
2023	62,137	—	—
Thereafter	263,441	—	—
	$839,512	$(52,537)	94,920
Less: Amounts representing interest			2,480
Total finance lease obligation			92,440
Less: Short-term portion			68,046
Long-term portion			$24,394

Note 7. Goodwill and Intangible Assets

The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2018	$1,227,269
Acquisition	19,092
Other	522
Balance as of June 30, 2019	$1,246,883

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.

The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
June 30, 2019:
Patents and developed technologies	$107,611	$(56,889)	$50,722
Advertiser relationships	9,300	(9,300)	—
Total	$116,911	$(66,189)	$50,722
December 31, 2018:
Patents and developed technologies	$93,211	$(48,806)	$44,405
Publisher and advertiser relationships	9,300	(8,680)	620
Total	$102,511	$(57,486)	$45,025

Amortization expense associated with intangible assets for the three months ended June 30, 2019 and 2018 was $3.9 million and $4.9 million, respectively, and for the six months ended June 30, 2019 and 2018 was $8.7 million and $9.8 million, respectively.

Estimated future amortization expense as of June 30, 2019 is as follows (in thousands):

Remainder of 2019	$7,613
2020	12,664
2021	9,801
2022	5,921
2023	5,214
Thereafter	9,509
Total	$50,722

Note 8. Accrued and Other Current Liabilities

The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	June 30,	December 31,
	2019	2018
Accrued compensation	$122,720	$155,830
Accrued tax liabilities	37,067	39,729
Accrued publisher, content and ad network costs	39,607	33,014
Deferred revenue	72,946	38,949
Accrued other	155,956	138,229
Total	$428,296	$405,751

Note 9. Acquisitions and Other Investments

2019 Acquisition

During the three months ended June 30, 2019, the Company made an acquisition, which was accounted for as a business combination. The purchase price of $22.8 million (paid in cash of $20.5 million and indemnification holdback of $2.3 million) for this acquisition was allocated as follows: $4.9 million to developed technology, $1.2 million to net liabilities assumed based on their estimated fair value on the acquisition date, and the excess $19.1 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisition is mainly attributable to assembled workforce, expected synergies and other benefits. The goodwill is not tax deductible. The developed technology will be amortized on a straight-line basis over its estimated useful life of 36 months.

The results of operations for this acquisition have been included in the Company’s consolidated statements of income since the date of acquisition. Actual and pro forma revenue and results of operations for this acquisition have not been presented because they do not have a material impact on the consolidated revenue and results of operations.

Investments in Privately-Held Companies

The Company makes strategic investments in privately-held companies. The Company also evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of June 30, 2019, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. The Company adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. The Company’s non-marketable equity securities had a carrying value of $22.7 million and $25.8 million as of June 30, 2019 and December 31, 2018, respectively. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within Other Assets on the consolidated balance sheets.

The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing. The Company recorded an impairment charge of $1.6 million in the three and six months ended June 30, 2019, and $3.0 million in the three and six months ended June 30, 2018 within other income (expense), net in the consolidated statements of income. The Company also recorded a gain of $10.2 million from the sale of an investment in a privately-held company in the three and six months ended June 30, 2019 within other income (expense), net in the consolidated statements of income. No gain was recorded in the three and six months ended June 30, 2018.

Note 10. Convertible Notes

2019, 2021, and 2024 Notes

In 2018, the Company issued $1.15 billion in aggregate principal amount of the 2024 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The total net proceeds from this offering were approximately $1.14 billion, after deducting $12.3 million of debt issuance costs in connection with the 2024 Notes. In 2014, the Company issued $935.0 million in aggregate principal amount of 2019 Notes and $954.0 million in aggregate principal amount of 2021 Notes. The total net proceeds from this offering were approximately $1.86 billion, after deducting $28.3 million of debt discount and $0.5 million debt issuance costs in connection with the 2019 Notes and the 2021 Notes. The 2019 Notes, 2021 Notes, and 2024 Notes, collectively, the Notes, represent senior unsecured obligations of the Company.

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

The Notes consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	2019 Notes	2021 Notes	2024 Notes	2019 Notes	2021 Notes	2024 Notes
Principal amounts:
Principal	$935,000	$954,000	$1,150,000	$935,000	$954,000	$1,150,000
Unamortized debt discount and issuance costs (1)	(11,352)	(107,843)	(223,065)	(37,672)	(130,232)	(242,846)
Net carrying amount	$923,648	$846,157	$926,935	$897,328	$823,768	$907,154
Carrying amount of the equity component (2)	$222,826	$283,283	$254,981	$222,826	$283,283	$254,981

(1)	Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)	Included in the consolidated balance sheets within additional paid-in capital.

During the three months ended June 30, 2019 and 2018, the Company recognized $34.8 million and $25.4 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $3.8 million and $3.1 million, respectively, of coupon interest expense. During the six months ended June 30, 2019 and 2018, the Company recognized $68.5 million and $48.0 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $7.4 million and $6.0 million, respectively, of coupon interest expense.

As of June 30, 2019, the remaining life of the 2019 Notes, 2021 Notes, and 2024 Notes is approximately 2 months, 26 months, and 59 months, respectively.

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

The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic net income per share:
Numerator
Net income	$1,119,560	$100,117	$1,310,364	$161,114
Denominator
Weighted-average common shares outstanding	770,792	754,811	768,810	752,601
Weighted-average restricted stock subject to repurchase	(2,037)	(2,460)	(2,152)	(2,564)
Weighted-average shares used to compute basic net income per share	768,755	752,351	766,658	750,037
Basic net income per share attributable to common stockholders	$1.46	$0.13	$1.71	$0.21
Diluted net income per share:
Numerator
Net income	$1,119,560	$100,117	$1,310,364	$161,114
Denominator
Number of shares used in basic computation	768,755	752,351	766,658	750,037
Weighted-average effect of dilutive securities:
RSUs	11,767	15,178	10,548	14,283
Stock options	2,577	2,717	2,530	2,736
Other	1,957	2,310	1,642	2,166
Weighted-average shares used to compute diluted net income per share	785,056	772,556	781,378	769,222
Diluted net income per share attributable to common stockholders	$1.43	$0.13	$1.68	$0.21

The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
RSUs	2,676	3,304	12,379	12,389
Warrants	44,454	44,454	44,454	44,454
Stock options	3	—	6	800
Shares subject to repurchase and others	3,549	844	3,582	907

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

During the six months ended June 30, 2019, employees purchased an aggregate of 0.9 million shares under the ESPP at a weighted-average price of $27.96 per share. During the six months ended June 30, 2018, employees purchased an aggregate of 1.0 million shares under the ESPP at a weighted-average price of $16.51 per share.

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

During the six months ended June 30, 2019, the Company granted 0.3 million shares of restricted common stock with a weighted-average grant date fair value of $36.44 per share in connection with an acquisition. The Company had 1.8 million and 2.2 million shares of unvested restricted common stock as of June 30, 2019 and December 31, 2018, respectively. The Company’s restricted common stock activity was not material during the six months ended June 30, 2019.

Stock Option Activity

The Company had 3.5 million and 3.7 million shares of stock options outstanding as of June 30, 2019 and December 31, 2018, respectively. The Company’s stock option activity was not material during the six months ended June 30, 2019.

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

The following table summarizes the activity related to the Company’s PRSUs for the six months ended June 30, 2019 (in thousands, except per share data):

	PRSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2018	390	$35.55
Granted (100% target level)	646	$31.52
Additional earned performance shares related to 2018 grants	362	$35.55
Vested (193% target level)	(752)	$35.55
Unvested and outstanding at June 30, 2019	646	$31.52

The total fair value of PRSUs vested during the six months ended June 30, 2019 was $23.2 million.

The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a performance period of two calendar years and the executives’ continued employment through the vesting date (TSR RSUs).

The following table summarizes the activity related to the Company’s TSR RSUs for the six months ended June 30, 2019 (in thousands, except per share data):

	TSR RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2018	420	$45.78
Granted (100% target level)	431	$30.60
Additional earned performance shares related to 2018 grants	30	$13.02
Vested (132% target level)	(122)	$13.02
Unvested and outstanding at June 30, 2019	759	$41.15

The total fair value of TSR RSUs vested during the six months ended June 30, 2019 was $3.7 million.

In addition, there are 0.4 million additional PRSUs and TSR RSUs at the 100% target level that will vest based on performance goals and Total Shareholder Return (TSR) targets to be granted in 2020 at target levels from 0% to 200%.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs and TSR RSUs, for the six months ended June 30, 2019. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Unvested and outstanding at December 31, 2018	30,387	$24.97
Granted	11,760	$31.93
Vested	(6,258)	$24.51
Canceled	(1,482)	$24.44
Unvested and outstanding at June 30, 2019	34,407	$27.46

The total fair value of RSUs vested during the three months ended June 30 2019 and 2018 was $122.9 million and $95.2 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2019 and 2018 was $219.4 million and $212.1 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$5,973	$3,338	$11,021	$8,137
Research and development	50,229	45,069	96,490	87,015
Sales and marketing	22,202	18,225	40,267	33,047
General and administrative	16,211	12,837	30,328	24,536
Total stock-based compensation expense	$94,615	$79,469	$178,106	$152,735

The Company capitalized $9.9 million and $10.4 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended June 30, 2019 and 2018, respectively, and $19.6 million and $22.8 million in the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there was $914.0 million of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 2.9 years. The Company accounts for forfeitures as they occur.

Note 13. Income Taxes

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

The Company recorded a net income tax benefit of $1.03 billion and $1.13 billion for the three and six months ended June 30, 2019, respectively. The Company transferred certain intangible assets among its wholly-owned subsidiaries to align its structure to its evolving operations, which resulted in the establishment of deferred tax assets and the recognition of a deferred tax benefit from income taxes. For the three and six months ended June 30, 2019, the net income tax benefits from the intra-entity transfer of certain intangible assets were $1.08 billion and $1.21 billion, respectively, and were offset by income tax provisions of $50.7 million and $80.8 million, respectively. The Company recorded a benefit from income taxes of $34.3 million and $31.4 million for the three and six months ended June 30, 2018, respectively. The primary difference between the effective tax rate and the federal statutory tax rate relates to the deferred tax asset establishment, changes in uncertain tax positions, tax deductions for stock-based compensation, and foreign tax rate differences.

During the three and six months ended June 30, 2019, the amount of gross unrecognized tax benefits increased by $41.1 million and $60.0 million, respectively. As of June 30, 2019, the Company has $392.4 million of unrecognized tax benefits, of which $325.4 million could result in a reduction of the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation allowance recorded for California and Massachusetts deferred tax assets.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company is currently under examination in California for tax years 2014 through 2015. The Company believes that adequate amounts have been reserved in these jurisdictions.

On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. The Company has evaluated the court’s ruling and has recorded an increase in the tax provision of $80.0 million in the three months ended June 30, 2019 related to changes in uncertain tax positions and deferred tax assets related to the intra-entity transfer of an intangible asset in the three months ended March 31, 2019. On July 22, 2019, Altera Corp. filed a petition for a rehearing before the full Ninth Circuit. The Company will continue to monitor future developments in this case to determine if there will be further impacts to its consolidated financial statements.

Note 14. Commitments and Contingencies

Credit Facility

The Company has a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. As of June 30, 2019, no amounts had been drawn under the credit facility.

Contractual Obligations

Our principal commitments consist of obligations under the Notes (including principal and coupon interest), operating and finance leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. The following table summarizes our commitments to settle contractual obligations in cash as of June 30, 2019:

	Payments Due by Year
		Remainder of
	Total	2019	2020-2021	2022-2023	Thereafter
	(In thousands)
2019 Notes	$936,178	$936,178	$—	$—	$—
2021 Notes	977,915	4,809	973,106	—	—
2024 Notes	1,164,352	1,438	5,742	5,734	1,151,438
Operating lease obligations (1)	882,366	73,086	300,356	184,724	324,200
Finance lease obligations	54,290	29,876	24,414	—	—
Other contractual commitments (2)	435,222	57,302	215,272	151,103	11,545
Total contractual obligations	$4,450,323	$1,102,689	$1,518,890	$341,561	$1,487,183

(1)

The Company entered into several sublease agreements for office space that it is not fully utilizing. Under the sublease agreements, the Company is entitled to receive approximately $40.1 million in sublease income over the next four years.

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

The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of June 30, 2019, except for the above referenced class actions and derivative actions, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three and six months ended June 30, 2019 and 2018 with respect to litigation or loss contingencies.

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

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of June 30, 2019 and December 31, 2018.

Note 15. Geographical Information

Revenue

See Note 2 – Revenue for further details.

Property and Equipment, net

The following table sets forth property and equipment, net by geographic area (in thousands):

	June 30,	December 31,
	2019	2018
Property and equipment, net:
United States	$951,650	$853,731
International	30,863	31,347
Total property and equipment, net	$982,513	$885,078

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

Certain of the Company’s directors have affiliations with customers of the Company. The Company recognized revenue under contractual obligations from such customers of $5.5 million and $6.8 million for the three months ended June 30, 2019 and 2018, respectively, and $11.0 million and $13.7 million for the six months ended June 30, 2019 and 2018, respectively. The Company had outstanding receivable balances of $3.8 million from such customers as of June 30, 2019 and December 31, 2018.

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

Overview and Highlights of Quarterly Results

Revenue in the second quarter of 2019 totaled $841.4 million, an increase of 18% compared to $710.5 million in the second quarter of 2018. On a constant currency basis, total revenue would have been $14.0 million higher, or an increase of 20% year-over-year.

•Advertising revenue totaled $727.1 million, an increase of 21% year-over-year, or 23% on a constant currency basis.

•Data licensing and other revenue totaled $114.3 million, an increase of 4% year-over-year.

•U.S. revenue totaled $455.2 million, an increase of 24% year-over-year.

•International revenue totaled $386.2 million, an increase of 12% year-over-year, or 16% on a constant currency basis.

Net income was $1.12 billion, inclusive of a $1.08 billion benefit from income taxes related to the establishment of a deferred tax asset for corporate structuring for certain geographies.

Income from operations was $75.7 million, or 9% of total revenue, for the three months ended June 30, 2019, compared to $79.6 million, or 11% of total revenue, for the three months ended June 30, 2018.

Cash, cash equivalents and short-term investments in marketable securities totaled $6.69 billion as of June 30, 2019.

Average monetizable daily active usage (mDAU) for the three months ended June 30, 2019 was 139 million, an increase of 14% year-over-year.

Key Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. We believe that mDAU, and its related growth, are the best ways to measure our success against our objectives and to show the size of our audience and engagement.

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

In the three months ended June 30, 2019, we had 139 million average mDAU, which represents an increase of 14% from the three months ended June 30, 2018. The increase was driven by organic growth, product improvements, and to a lesser extent, marketing. In the three months ended June 30, 2019, we had 29 million average mDAU in the United States and 110 million average mDAU in the rest of the world, which represent increases of 10% and 15%, respectively, from the three months ended June 30, 2018.

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

In the three months ended June 30, 2019, ad engagements increased 20% from the three months ended June 30, 2018. The increase was driven by increased usage and improved clickthrough rates across most ad formats. In the three months ended June 30, 2019, cost per ad engagement remained flat compared to the three months ended June 30, 2018, reflecting a mix shift toward higher value ad formats offset by improved clickthrough rates across most ad formats and, to a lesser extent, a mix shift toward video ad formats (which have lower cost per ad engagement and higher clickthrough rates).

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

Revenue Measures Excluding the Impact of Changes in Foreign Exchange Rates (Constant Currency)

In order to present revenue, advertising revenue, and international revenue excluding the impact of changes in foreign exchange rates for the three and six months ended June 30, 2019, we translated the applicable measure using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, which is also referred to as constant currency.

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

Results of Operations

The following tables set forth our consolidated statements of income data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Advertising services	$727,123	$601,060	$1,406,589	$1,176,216
Data licensing and other	114,258	109,481	221,682	199,196
Total revenue	841,381	710,541	1,628,271	1,375,412
Costs and expenses (1)
Cost of revenue	277,965	230,185	541,976	453,008
Research and development	159,242	138,574	305,488	261,920
Sales and marketing	240,249	188,032	446,048	366,091
General and administrative	88,239	74,126	165,415	139,844
Total costs and expenses	765,695	630,917	1,458,927	1,220,863
Income from operations	75,686	79,624	169,344	154,549
Interest expense	(38,317)	(29,982)	(75,577)	(56,997)
Interest income	42,887	21,960	83,428	38,141
Other income (expense), net	7,523	(5,735)	7,087	(5,944)
Income before income taxes	87,779	65,867	184,282	129,749
Provision (benefit) for income taxes	(1,031,781)	(34,250)	(1,126,082)	(31,365)
Net income	$1,119,560	$100,117	$1,310,364	$161,114

(1)	Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$5,973	$3,338	$11,021	$8,137
Research and development	50,229	45,069	96,490	87,015
Sales and marketing	22,202	18,225	40,267	33,047
General and administrative	16,211	12,837	30,328	24,536
Total stock-based compensation expense	$94,615	$79,469	$178,106	$152,735

The following table sets forth our consolidated statements of income data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Advertising services	86%	85%	86%	86%
Data licensing and other	14	15	14	14
Total revenue	100	100	100	100
Costs and expenses
Cost of revenue	33	32	33	33
Research and development	19	20	19	19
Sales and marketing	29	26	27	27
General and administrative	10	10	10	10
Total costs and expenses	91	89	90	89
Income from operations	9	11	10	11
Interest expense	(5)	(4)	(5)	(4)
Interest income	5	3	5	3
Other income (expense), net	1	(1)	0	(0)
Income before income taxes	10	9	11	9
Provision (benefit) for income taxes	(123)	(5)	(69)	(2)
Net income	133%	14%	80%	12%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Advertising services	$727,123	$601,060	21%	$1,406,589	$1,176,216	20%
Data licensing and other	114,258	109,481	4%	221,682	199,196	11%
Total revenue	$841,381	$710,541	18%	$1,628,271	$1,375,412	18%

Revenue in the three and six months ended June 30, 2019 increased by $130.8 million or 18% and $252.9 million or 18%, respectively, compared to the three and six months ended June 30, 2018. On a constant currency basis, revenue in the three and six months ended June 30, 2019 would have increased by $144.8 million or 20% and $277.9 million or 20%, respectively, compared to the three and six months ended June 30, 2018, respectively.

In the three and six months ended June 30, 2019, advertising revenue increased by $126.1 million or 21% and $230.4 million or 20%, respectively, compared to the three and six months ended June 30, 2018. On a constant currency basis, advertising revenue in the three and six months ended June 30, 2019 would have increased by $140.0 million or 23% and $255.4 million or 22% compared to the three and six months ended June 30, 2018, respectively.

The increase in advertising revenue in the three months ended June 30, 2019 was primarily attributable to a 20% increase in the number of ad engagements compared to the same period in 2018, driven by increased usage and improved clickthrough rates across most ad formats. Cost per ad engagement in the three months ended June 30, 2019 was flat compared to the same period in 2018, reflecting a mix shift toward higher value ad formats offset by improved clickthrough rates across most ad formats and, to a lesser extent, a mix shift toward video ad formats (which have lower cost per ad engagement and higher clickthrough rates).

The increase in advertising revenue in the six months ended June 30, 2019 was primarily attributable to a 22% increase in ad engagements compared to the same period in 2018, driven by increased usage and improved clickthrough rates across most ad formats, offset by a 2% decrease in cost per ad engagement in the six months ended June 30, 2019 compared to the same period in 2018, which was driven by like-for-like price decreases across most ad formats due to improved clickthrough rates, which results in advertisers realizing the same number of engagements (or more) at a lower (or similar) price, and to a lesser extent a mix shift towards video ad formats that have lower cost per ad engagement and higher clickthrough rates.

Advertising revenue continued to be driven by sales momentum with advertisers, built around our differentiated ad formats, better relevance, and improved ROI. As our mDAU and the level of engagement of our mDAU grows, we believe the potential to increase our revenue grows. However, in the near term we expect our year-over-year revenue growth rates to be impacted by our decision to deprecate certain smaller legacy ad formats in order to better serve our customers and drive greater focus in revenue product.

In the three and six months ended June 30, 2019, data licensing and other revenue increased by 4% and 11% compared to the three and six months ended June 30, 2018, respectively. A majority of the increase was attributable to expanded and new partnerships since the first quarter of 2018.

Looking ahead, we expect quarterly variability in year-over-year growth rates for data licensing and other revenue given various factors including the timing and size of new data enterprise solutions contracts and renewals, as compared to the same period in the prior year. On a full-year basis, we expect year-over-year data licensing and other revenue growth to moderate as we have largely worked through our multi-year enterprise renewal cycle. Quarterly revenue from our ad exchange services remains steady, and we expect it to stay at similar absolute levels over the next several quarters.

Cost of Revenue

Cost of revenue includes infrastructure costs, other direct costs including content costs, amortization of acquired intangible assets and amortization of capitalized labor costs for internally developed software, allocated facilities costs, as well as traffic acquisition costs, or TAC. Infrastructure costs consist primarily of data center costs related to our co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs; as well as depreciation of servers and networking equipment; and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams. TAC consists of costs we incur with third parties in connection with the sale to advertisers of our advertising products that we place on third-party publishers’ websites, applications or other offerings collectively resulting from acquisitions, and from our organically-built advertising network, Twitter Audience Platform. Certain of the elements of our cost of revenue are fixed and cannot be reduced in the near term.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Cost of revenue	$277,965	$230,185	21%	$541,976	$453,008	20%
Cost of revenue as a percentage of revenue	33%	32%		33%	33%

In the three months ended June 30, 2019, cost of revenue increased by $47.8 million compared to the three months ended June 30, 2018. The increase was attributable to a $37.0 million increase in direct costs, primarily driven by an increase in content costs, and an $10.8 million increase in depreciation expense primarily related to additional internally developed software, server and networking equipment.

In the six months ended June 30, 2019, cost of revenue increased by $89.0 million compared to the six months ended June 30, 2018. The increase was attributable to a $59.6 million increase in direct costs, primarily driven by an increase in content costs, and a $29.4 million increase in depreciation expense primarily related to additional internally developed software, server and networking equipment.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Research and development	$159,242	$138,574	15%	$305,488	$261,920	17%
Research and development as a percentage of revenue	19%	20%		19%	19%

In the three months ended June 30, 2019, research and development expenses increased by $20.7 million compared to the three months ended June 30, 2018. The increase was attributable to a $17.0 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $4.8 million net increase in allocated facilities costs and other supporting overhead expenses. These increases were offset by a $1.1 million increase in the capitalization of costs associated with developing software for internal use.

In the six months ended June 30, 2019, research and development expenses increased by $43.6 million compared to the six months ended June 30, 2018. The increase was attributable to a $32.2 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $15.0 million net increase in allocated facilities costs and other supporting overhead expenses. These increases were offset by a $3.6 million increase in the capitalization of costs associated with developing software for internal use.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Sales and marketing	$240,249	$188,032	28%	$446,048	$366,091	22%
Sales and marketing as a percentage of revenue	29%	26%		27%	27%

In the three months ended June 30, 2019, sales and marketing expenses increased by $52.2 million compared to the three months ended June 30, 2018. The increase was attributable to a $25.4 million increase in personnel-related costs mainly driven by an increase in employee headcount, a $14.3 million increase in marketing and sales-related expenses, and a $12.5 million net increase in allocated facilities costs and other supporting overhead expenses.

In the six months ended June 30, 2019, sales and marketing expenses increased by $80.0 million compared to the six months ended June 30, 2018. The increase was attributable to a $40.0 million increase in personnel-related costs mainly driven by an increase in employee headcount, a $23.2 million net increase in allocated facilities costs and other supporting overhead expenses, and a $16.8 million increase in marketing and sales-related expenses.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
General and administrative	$88,239	$74,126	19%	$165,415	$139,844	18%
General and administrative as a percentage of revenue	10%	10%		10%	10%

In the three months ended June 30, 2019, general and administrative expenses increased by $14.1 million compared to the three months ended June 30, 2018. The increase was attributable to a $14.1 million increase in personnel-related costs mainly driven by an increase in employee headcount.

In the six months ended June 30, 2019, general and administrative expenses increased by $25.6 million compared to the six months ended June 30, 2018. The increase was attributable to a $24.8 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $0.8 million increase in other expenses.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Interest expense	$38,317	$29,982	28%	$75,577	$56,997	33%

In the three and six months ended June 30, 2019, interest expense increased by $8.4 million and $18.6 million, compared to the three and six months ended June 30, 2018. The increase was primarily attributable to our Notes, including the offering of our 2024 Notes in June 2018. Interest expense in the three months and six ended June 30, 2019 was comprised of $37.7 million and $74.2 million, respectively, of total interest expense related to the Notes as well as the credit facility, and $0.6 million and $1.4 million, respectively, related to finance leases of equipment.

Interest Income

Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Interest income	$42,887	$21,960	95%	$83,428	$38,141	119%

Interest income increased by $20.9 million and $45.3 million in the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018. The increase was primarily attributable to higher invested cash balances and higher interest rates.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$7,523	$(5,735)	(231)%	$7,087	$(5,944)	(219)%

Other income, net was $7.5 million and $7.1 million in the three and six months ended June 30, 2019, respectively, compared to other expense, net, of $5.7 million and $5.9 million in the three and six months ended June 30, 2018, respectively. The change was primarily attributable to an $8.6 million gain net of impairment charge on investments in privately-held companies during the three and six months ended June 30, 2019, compared to a $3.0 million impairment charge on our investment in a privately-held company during the three and six months ended June 30, 2018, as well as less favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities.

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. In the six months ended June 30, 2019, we recognized tax benefits of $1.21 billion related to intra-entity transfers of intangible assets that will have deferred future benefits, for which we established deferred tax assets.

On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. We have evaluated the court’s ruling and have recorded an increase in the tax provision of $80.0 million in the three months ended June 30, 2019 related to changes in uncertain tax positions and deferred tax assets related to the intra-entity transfer of an intangible asset in the three months ended March 31, 2019. On July 22, 2019, Altera Corp. filed a petition for a rehearing before the full Ninth Circuit. We will continue to monitor future developments in this case to determine if there will be further impacts to its consolidated financial statements.

Our future effective tax rate could be affected by our jurisdictional mix of income before taxes, including our allocation of centrally incurred costs to foreign jurisdictions, changes in tax rates and tax regulations, the impact of tax examinations, the impact of business combinations, changes in our corporate structure, changes in the geographic location of business functions or assets, tax effects of share based compensation, and changes in valuation allowance. In addition, the provision is impacted by deferred income taxes and changes in the related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$(1,031,781)	$(34,250)	$(1,126,082)	$(31,365)

Our net benefit from income taxes in the three and six months ended June 30, 2019 was $1.03 billion and $1.13 billion, respectively. Excluding the benefit to tax expense of $1.08 billion and $1.21 billion related to the deferred tax asset establishment from intra-entity transfers of intangible assets, our provision for income taxes in the three and six months ended June 30, 2019 was $50.7 million and $80.8 million, respectively, compared to a benefit from income taxes of $34.3 million and $31.4 million in the three and six months ended June 30, 2018, respectively. The change in tax provision (benefit) excluding the deferred tax asset establishment was primarily due to changes in our uncertain tax positions, the release of our valuation allowance related to Brazil in the second quarter of 2018 and most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts in the third quarter of 2018, and the effects of tax law changes.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net income	$1,310,364	$161,114
Net cash provided by operating activities	690,666	563,813
Net cash used in investing activities	(384,382)	(672,523)
Net cash provided by (used in) financing activities	(25,153)	1,019,872

Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds.

As of June 30, 2019, we had $6.69 billion of cash, cash equivalents and short-term investments in marketable securities, of which $192.9 million was held by our foreign subsidiaries. As a result of the changes under the Tax Cuts and Jobs Act (the “Tax Act”), we have revised our assertion to no longer indefinitely reinvest these funds held by our foreign subsidiaries and have accrued the incremental foreign withholding taxes. In addition, we have a revolving unsecured credit facility available to borrow up to $500.0 million. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months, and to repay the $936.2 million of principal and coupon interest associated with our 2019 Notes due in September 2019. We intend to use existing cash to repay our 2019 Notes upon maturity.

Credit Facility

We have a revolving credit agreement with certain lenders which provides for a $500.0 million revolving unsecured credit facility maturing on August 7, 2023. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. As of June 30, 2019, no amounts had been drawn under the credit facility.

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

Cash provided by operating activities in the six months ended June 30, 2019 was $690.7 million, an increase in cash inflow of $126.9 million compared to the six months ended June 30, 2018. Cash provided by operating activities was driven by net income of $1.31 billion, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $690.8 million, of which $1.14 billion was due to a benefit from income taxes related to the establishment of deferred tax assets from intra-entity transfers of intangible assets, $229.1 million was related to depreciation and amortization expense, and $178.1 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $71.1 million.

Cash provided by operating activities in the six months ended June 30, 2018 was $563.8 million. Cash provided by operating activities was driven by net income of $161.1 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $357.3 million, of which $202.8 million was related to depreciation and amortization expense, and $152.7 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $45.4 million.

Investing Activities

Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.

Cash used in investing activities in the six months ended June 30, 2019 was $384.4 million, a decrease in cash outflow of $288.1 million compared to the six months ended June 30, 2018. The decrease was primarily due to a $1.19 billion increase in proceeds from sales and maturities of marketable securities, a $70.7 million decrease in purchases of property and equipment, a $13.5 million decrease in expenditures on other investing activities, and a $12.2 million decrease in cash used in business combination, offset by a $1.0 billion increase in purchases of marketable securities, and a $1.4 million decrease in proceeds from sales of property and equipment.

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

Cash used in financing activities in the six months ended June 30, 2019 was $25.2 million, compared to $1.02 billion cash provided by financing activities in the six months ended June 30, 2018. The change was primarily due to $1.14 billion of net proceeds from the issuance of convertible notes net of issuance costs, which was reduced by a net cash outflow of $81.2 million from the purchase of convertible note hedges and sale of warrants closed in connection with the issuance of convertible notes, in the six months ended June 30, 2018, a $3.6 million increase in tax payments related to net share settlements of equity awards, and a $2.6 million decrease in proceeds from option exercises, offset by a $9.3 million decrease in payments of finance lease obligations, and an $8.9 million increase in proceeds from the issuance of shares of stock from the ESPP.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2019.

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

Income Taxes

The establishment of deferred tax assets from intra-entity transfers of intangible assets requires management to make significant estimates and assumptions to determine the fair value of such intangible assets. Critical estimates in valuing the intangible assets include, but are not limited to, internal revenue and expense forecasts, the estimated life of the intangible assets, and discount rates. The discount rates used in the income method to discount expected future cash flows to present value are derived from a weighted-average cost of capital analysis and are adjusted to reflect the inherent risks related to the cash flow. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based, in part, on historical experience and are inherently uncertain. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as described in regards to our accounting policy related to leases in Note 6 of Part I, Item 1, and above, of this Quarterly Report on Form 10-Q.

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

A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of June 30, 2019, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $29.9 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains were immaterial for the three and six months ended June 30, 2019 and 2018. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollars would have resulted in a gain or loss of approximately $1.7 million as of June 30, 2019.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.

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

The size of our mDAU and their level of engagement with advertising are critical to our success. mDAU for the three months ended June 30, 2019 was 139 million, an increase of 14% year-over-year.  Our long-term financial performance will continue to be significantly determined by our success in increasing the growth rate of our mDAU as well as the number of ad engagements. Our mDAU growth rate has fluctuated over time, and it may slow or decline. To the extent our mDAU growth rate slows or the absolute number of mDAU declines, our revenue growth will become dependent on our ability to increase levels of user engagement on Twitter and increase revenue growth from third-party publishers’ websites and applications, data licensing and other offerings. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of factors could potentially negatively affect user growth and engagement, including if:

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

If the people who use our service or our content partners do not continue to contribute content or such content is not viewed as unique or engaging by other users, or if we are unable to successfully prevent or mitigate spammy, abusive or other disruptive or detracting behavior on Twitter, we may experience a decline in users accessing our products and services and their engagement, which could result in the loss of content partners, advertisers, platform partners, and revenue.

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

The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 86% of our revenue from advertising in the fiscal year ended December 31, 2018 and the six months ended June 30, 2019. We generate substantially all of our advertising revenue through the sale of our Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending as well as the re-evaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Our revenue growth is primarily driven by increases in the number of our mDAU, increases in ad pricing or number of ads shown driven by strong advertiser demand, increases in our clickthrough rate, as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase our mDAU or monetize our larger global audience. Our advertising revenue also could be adversely affected by a number of other factors, including:

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

We believe that our long-term success depends on our ability to improve the health of the public conversation on Twitter. We have made this our priority and have focused our efforts on improving the quality of that conversation, including by devoting substantial internal resources to our strategy. These efforts include the reduction of abuse, harassment, spam, manipulation and malicious automation on the platform, as well as a focus on improving information quality and the health of conversation on Twitter. For example, in the past, we announced that we were removing certain locked accounts from follower counts across profiles globally. While that specific change did not affect our previously-disclosed mDAU metrics, some of the health initiatives that we have implemented as part of our ongoing commitment to a healthy public conversation have negatively impacted, and may in the future negatively impact, our publicly reported metrics in a few ways. First, our health efforts include the removal of accounts pursuant to our terms and services that are abusive, spammy, fake or malicious, and these accounts may have been included in our mDAU, as well as actions taken to detect and challenge potentially automated, spammy, or malicious accounts during the sign-up process. For example, in the third and fourth quarters of 2018, year-over-year average mDAU growth was impacted by ongoing health efforts, both due to how we resourced and prioritized our work and the impact from ongoing success removing spammy and suspicious accounts. Second, we are also making active decisions to prioritize health related initiatives over other near-term product improvements that may drive more usage of Twitter as a daily utility. These decisions may not be consistent with the short-term expectations of our advertising customers or investors and may not produce the long-term benefits that we expect, in which case our user growth and user engagement, our relationships with advertisers and our business and operating results could be harmed.

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

If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, average mDAU outside the United States constituted 79% of our average mDAU in the three months ended June 30, 2019, but our international revenue, as determined based on the billing location of our customers, was only 46 % of our consolidated revenue in the three months ended June 30, 2019. Our inability to successfully expand our business internationally could adversely affect our business, financial condition and operating results.

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

We have developed a global platform that we believe is the best and fastest place to see what’s happening and what people are talking about all around the world, but the market for our products and services is relatively new and may not continue to develop as expected. Despite our efforts to reduce barriers to consumption, people who are not our users may not understand the value of our products and services and new users may initially find our products confusing, which may make retention of such users more difficult. There may be a perception that our products and services are only useful to users who Tweet, or to influential users with large audiences. Convincing potential and new users of the value of our products and services is critical to increasing our user base, user engagement and to the success of our business.

If we fail to educate potential users and potential advertisers about the value of our products and services, if the market for our platform does not continue to develop as we expect or if we fail to address the needs of this market, our business will be harmed. Failure to adequately address these risks and challenges could harm our business and cause our operating results to suffer.

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

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly assess the playing field and determine whether we need to improve or re-allocate resources amongst our existing products and services or create new ones (independently or in conjunction with third parties). Our ability to increase the size and engagement of our user base, attract content partners, advertisers and platform partners and generate revenue will depend on those decisions. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. In the past, we have introduced new features to Twitter such as “Moments”, a curated collection of Tweets, photos, videos, and Periscope broadcasts about current news stories or events; “In Case You Missed It,” which surfaces Tweets a logged-in user may have missed since last accessing Twitter; expanding our character limit to 280 characters for more people around the world; and “Threads,” a feature that allows people to more easily thread Tweets together. We are also continuing our work to increase the stability, performance and scale of our ads platform and our mobile application download product, and such work will take place over multiple quarters, and any positive revenue impact will be gradual in its impact. If new or enhanced products, product features or services fail to engage users, content partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives that do not directly generate revenue but which we believe will enhance our attractiveness to users, content partners and advertisers, such as our investments in the health of public conversation on Twitter. In the future, we may invest in new products, product features, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services, enable us to develop new approaches to monetization or meet the expectations of our users or third-party business partners, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

We intend to fully invest in our highest priorities, while eliminating investment in non-core areas.  Finding and maintaining the appropriate balance will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization, our business, operating results and financial condition would be harmed.

Our business and operating results may be harmed by a disruption in our service, or by our failure to timely and effectively scale and adapt our existing technology and infrastructure.

One of the reasons people come to Twitter every day is for real-time information. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses and denial of service or fraud or security attacks. In the past, for example in July 2019, we have experienced brief service outages during which Twitter.com and Twitter mobile clients were inaccessible as a result, in part, of software misconfigurations. Additionally, although we are investing significantly to improve the capacity, capability and reliability of our infrastructure, we are not currently serving traffic equally through our co-located data centers that support our platform. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our products and services may become inaccessible to the public or the public may experience difficulties accessing our products and services. Any disruption or failure in our infrastructure could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business.

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

Since our inception, we have incurred significant operating losses, and, as of June 30, 2019, we had an accumulated deficit of $143.7 million. Our revenue has grown from $664.9 million in 2013 to $3.04 billion in 2018. While we were profitable on a GAAP basis in the six months ended June 30, 2019 and the year ended 2018, we believe that our future revenue growth and our ability to maintain profitability will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our costs may increase in future periods as we continue to expend substantial financial resources on:

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

We believe that maintaining and promoting our brand is critical to expanding our base of users, content partners and advertisers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable and innovative products and services with a focus on a positive user experience, which we may not do successfully. We may introduce new features, products, services or terms of service that users, content partners, advertisers or platform partners do not like, which may negatively affect our brand. Additionally, the actions of content partners may affect our brand if users do not have a positive experience using third-party applications or websites integrated with Twitter or that make use of Twitter content. We will also continue to experience media, legislative or regulatory scrutiny of our decisions regarding user privacy, security, content and other issues, which may adversely affect our reputation and brand. For example, we previously announced our discovery of content (including some advertisements) displayed on our products that may be relevant to government investigations relating to Russian interference in the 2016 U.S. presidential election, which continues to draw media and regulatory scrutiny of our actions with respect to such content. Our brand may also be negatively affected by the actions of users that are hostile or inappropriate to other people, by users impersonating other people, by users identified as spam, by use or perceived use, directly or indirectly, of our products or services by users (including governments and government-sponsored actors) to disseminate information that may be viewed as misleading (or intended to manipulate the opinions of our users), by users introducing excessive amounts of spam on our platform, by third parties obtaining control over users’ accounts or by other security or cybersecurity incidents. For example, certain actions taken by a social media marketing company in the past to sell followers and engagement, which were in violation of our policies, drew media and regulatory scrutiny on us. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

Negative publicity could adversely affect our reputation, our business and operating results.

We receive a high degree of media coverage around the world. Negative publicity about our company, including about the quality and reliability of our products or of content shared on our platform, changes to our products, policies and services, our privacy, policy enforcement and security practices (including actions taken or not taken with respect to certain users or accounts or reports regarding government surveillance), litigation, regulatory activity, the actions of our users (including actions taken by prominent users on our platform or the dissemination of information that may be viewed as misleading or as intended to manipulate the opinions of our users), or user experience with our products and services, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our products and services. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our user base and result in decreased revenue, which could adversely affect our business and operating results.

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

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy of users and others. While we strive to comply with applicable data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to so comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, in June 2018 California enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended in September 2018, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union, or EU, and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. For example, the GDPR went into effect in May 2018. The GDPR includes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we rely on a variety of legal bases to transfer certain personal information outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework, the Swiss-U.S. Privacy Shield Framework, and EU Standard Contractual Clauses, or SCCs. The EU-U.S. Privacy Shield Framework is currently under review by regulatory authorities and it and the SCCs are both the subject of legal challenges in European courts. As a result of these legal challenges, the EU-U.S. Privacy Shield Framework and the SCCs may be modified or invalidated. The absence of successor legal bases for continued data transfer could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. Any of these changes with respect to EU data protection law could disrupt our business.

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

The United Kingdom implemented a Data Protection Bill that substantially implements the GDPR, which became law in May 2018. Brexit has created uncertainty with regard to whether the EU will view the UK data protection regulation as adequate under GDPR. Until that is resolved, the requirements for data transfers between the United Kingdom and the EU are unclear.

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

The number of our active users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the second quarter of 2019 continued to represent fewer than 5% of our mDAU during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and content partners, advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. For example, we believe that mDAU, and its related growth, are the best ways to measure our success against our objectives and to show the size of our audience and engagement going forward, so we discontinued disclosing monthly active usage (MAU) after the first quarter of 2019. In the past, we also stopped disclosing timeline views as we no longer believed that metric was helpful in measuring engagement on our platform. If investors, analysts or customers do not believe our reported measures, such as mDAU, are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be harmed.

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

In the three months ended June 30, 2019, 94 % of our advertising revenue was generated from mobile devices. Since we generate a majority of advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, a significant portion of users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

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

In 2014, we issued $935.0 million in aggregate principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million in aggregate principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes, in private placements to qualified institutional buyers. In June 2018, we issued an additional $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024, which we refer to as the Notes when taken together with the 2019 Notes and the 2021 Notes, in a private placement to qualified institutional buyers. As of June 30, 2019, we had a total par value of $3.04 billion of outstanding Notes. We have stated that we currently expect to repay the 2019 Notes, which mature in September 2019, with cash on hand.

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

Our income tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States, Ireland, and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology (or other intangible assets) or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial condition and operating results. On October 5, 2015, the Organization for Economic Cooperation and Development (OECD), an international association of 34 countries, including the U.S., Ireland, and UK, released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. We are subject to review and audit by U.S. federal and state and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations or accounting principles, as well as certain discrete items. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. Greater than anticipated tax expenses, or disputes with tax authorities, could adversely impact our operating results. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed changes to tax laws regarding digital services that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.

On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in Altera Corp. v. Commissioner which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation and reversed the prior decision of the United States Tax Court. As a result of the opinion, we recorded an increase in the tax provision of $80.0 million in the second quarter of 2019 related to changes in uncertain tax positions and deferred tax assets related to the intra-entity transfer of an intangible asset in the first quarter of 2019. On July 22, 2019, Altera Corp. filed a petition for a rehearing before the full Ninth Circuit. We will continue to monitor future developments in this case to determine if there will be further impacts to our consolidated financial statements.

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

Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2019, we had recorded a total of $1.30 billion of goodwill and intangible assets. An adverse change in market conditions or financial results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had U.S. federal net operating loss carryforwards of approximately $2.85 billion and state net operating loss carryforwards of approximately $1.30 billion. As of December 31, 2018, we had federal R&D credits of $300.4 million and state credits of $236.2 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. From January 1, 2018 to June 30, 2019, the reported high and low sales prices of our common stock has ranged from $47.79 to $22.04. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 31, 2019, we issued a total of 306,342 shares of our common stock in connection with the acquisition of one company to certain former shareholders of the acquired company.

The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale, and issuance of the above securities was exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Regulation S promulgated under the Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in the transaction. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuance of these securities was made without any general solicitation or advertising.

Issuer Purchases of Equity Securities

None.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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

TWITTER, INC.

Date: July 31, 2019	By:	/s/ Jack Dorsey
Jack Dorsey
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2019	By:	/s/ Ned Segal
Ned Segal
Chief Financial Officer
(Principal Financial Officer)