Form 10-Q
period 2019-09-30
TWITTER, INC.
filed 2019-10-30
CIK 1418091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                  TO
Commission File Number 001-36164
____________________________________________________
Twitter, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	20-8913779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1355 Market Street, Suite 900
San Francisco, California 94103
(Address of principal executive offices and Zip Code)
(415) 222-9670
(Registrant’s telephone number, including area code)
____________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of October 24, 2019 was 776,356,684.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ability to attract and retain users and increase the level of engagement, including ad engagement, of our users and its impact on revenue;
•our plans regarding health and user safety, including our expectations regarding the impact on our reported metrics, policies, enforcement and preventing manipulation of our platform;
•our expectations regarding monetizable DAU (mDAU), changes in cost per ad engagement and changes in ad engagements;
•our ability to develop or acquire new products, product features and services, improve our existing products and services, including with respect to Promoted Tweet product features, video and performance advertising, and increase the value of our products and services;
•our business strategies, plans and priorities, including our plans for growth and hiring, investment in our research and development efforts and our plans to scale capacity and enhance capability and reliability of our infrastructure, including capital expenditures relating to infrastructure;
•our work to increase the stability, performance and scale of our ads platform and our mobile application download product;
•our ability to provide new content from third parties, including our ability to secure live streaming video content on terms that are acceptable to us;
•our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•our expectations regarding our user growth and growth rates and related opportunities as well as the continued usage of our mobile applications, including the impact of seasonality;
•our ability to increase our revenue and our revenue growth rate, including advertising and data licensing and other revenue;
•our ability to improve user monetization;
•our future financial performance, including trends in cost per ad engagement, revenue (including data licensing revenue), cost of revenue, operating expenses, including stock-based compensation and income taxes;
•our expectations regarding certain deferred tax assets and fluctuations in our tax expense and cash taxes;
•the impact of the General Data Protection Regulation (GDPR) and other privacy and data protection laws and regulations;
•the impact of content- or copyright-related legislation or regulation;
•our expectations regarding outstanding litigation or the decisions of the courts;
•the effects of seasonal trends on our results of operations;
•the impact of our future transactions and corporate structuring on our income and other taxes;
•the sufficiency of our cash and cash equivalents, short-term investment balance and credit facility together with cash generated from operations to meet our working capital and capital expenditure requirements;
•our ability to timely and effectively develop, invest in, scale and adapt our existing technology and network infrastructure;
•our ability to successfully acquire and integrate companies and assets; and

•our expectations regarding international operations and foreign exchange gains and losses.
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

NOTE REGARDING KEY METRICS
We review a number of metrics, including monetizable daily active usage or users, or mDAU, changes in ad engagements and changes in cost per ad engagement, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Key Metrics” for a discussion of how we calculate mDAU, changes in ad engagements and changes in cost per ad engagement.
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
The numbers of active users presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that the average of false or spam accounts during the third quarter of 2019 represented fewer than 5% of our mDAU during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation or fake, we stop counting it in our mDAU or related metrics. We also treat multiple accounts held by a single person or organization as multiple users for purposes of calculating mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TWITTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,869,444	$1,894,444
Short-term investments	3,946,940	4,314,957
Accounts receivable, net of allowance for doubtful accounts of $3,513 and $3,559	684,186	788,700
Prepaid expenses and other current assets	123,881	112,935
Total current assets	6,624,451	7,111,036
Property and equipment, net	994,266	885,078
Operating lease right-of-use assets	663,423	—
Intangible assets, net	46,915	45,025
Goodwill	1,243,472	1,227,269
Deferred tax assets, net	1,896,340	808,459
Other assets	132,058	85,705
Total assets	$11,600,925	$10,162,572
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$150,785	$145,186
Accrued and other current liabilities	445,676	405,751
Convertible notes, short-term	—	897,328
Operating lease liabilities, short-term	132,219	—
Finance lease liabilities, short-term	33,947	68,046
Total current liabilities	762,627	1,516,311
Convertible notes, long-term	1,794,885	1,730,922
Operating lease liabilities, long-term	580,976	—
Finance lease liabilities, long-term	3,086	24,394
Deferred and other long-term tax liabilities, net	20,329	17,849
Other long-term liabilities	23,380	67,502
Total liabilities	3,185,283	3,356,978
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 775,718 and 764,257 shares issued and outstanding	4	4
Additional paid-in capital	8,638,734	8,324,974
Accumulated other comprehensive loss	(115,909)	(65,311)
Accumulated deficit	(107,187)	(1,454,073)
Total stockholders' equity	8,415,642	6,805,594
Total liabilities and stockholders' equity	$11,600,925	$10,162,572
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$823,717	$758,111	$2,451,988	$2,133,523
Costs and expenses
Cost of revenue	281,057	243,644	823,033	696,652
Research and development	178,553	150,764	484,041	412,684
Sales and marketing	226,204	193,496	672,252	559,587
General and administrative	93,758	78,339	259,173	218,183
Total costs and expenses	779,572	666,243	2,238,499	1,887,106
Income from operations	44,145	91,868	213,489	246,417
Interest expense	(36,226)	(38,336)	(111,803)	(95,333)
Interest income	40,348	36,067	123,776	74,208
Other income (expense), net	(504)	(2,341)	6,583	(8,285)
Income before income taxes	47,763	87,258	232,045	217,007
Provision (benefit) for income taxes	11,241	(701,921)	(1,114,841)	(733,286)
Net income	$36,522	$789,179	$1,346,886	$950,293
Net income per share attributable to common stockholders:
Basic	$0.05	$1.04	$1.75	$1.26
Diluted	$0.05	$1.02	$1.72	$1.23
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	772,789	756,537	768,719	752,233
Diluted	790,523	776,002	784,443	771,511
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$36,522	$789,179	$1,346,886	$950,293
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	1,331	594	19,285	149
Change in foreign currency translation adjustment	(70,296)	(7,253)	(69,883)	(31,663)
Net change in accumulated other comprehensive income (loss)	(68,965)	(6,659)	(50,598)	(31,514)
Comprehensive income (loss)	$(32,443)	$782,520	$1,296,288	$918,779
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	772,393	$4	756,956	$4	764,257	$4	746,902	$4
Issuance of common stock in connection with RSU vesting	3,264	—	3,560	—	10,396	—	11,744	—
Issuance of common stock in connection with acquisitions	—	—	—	—	—	—	119	—
Issuance of restricted stock in connection with acquisitions accounted for as stock-based compensation	—	—	—	—	306	—	655	—
Exercise of stock options	152	—	83	—	347	—	517	—
Issuance of common stock upon purchases under employee stock purchase plan	—	—	—	—	901	—	990	—
Shares withheld related to net share settlement of equity awards	(91)	—	(196)	—	(487)	—	(516)	—
Other activities	—	—	—	—	(2)	—	(8)	—
Balance, end of period	775,718	$4	760,403	$4	775,718	$4	760,403	$4
Additional paid-in capital
Balance, beginning of period	—	$8,535,463	—	$8,125,889	—	$8,324,974	—	$7,750,522
Issuance of common stock in connection with acquisitions	—	—	—	—	—	—	—	5,405
Issuance of stock options in connection with acquisitions	—	—	—	—	—	—	—	917
Issuance of restricted stock in connection with acquisitions	—	—	—	—	—	—	—	12,843
Exercise of stock options	—	245	—	155	—	754	—	3,252
Issuance of common stock upon purchases under employee stock purchase plan	—	—	—	—	—	25,209	—	16,337
Shares withheld related to net share settlement of equity awards	—	(3,757)	—	(6,821)	—	(16,695)	—	(16,174)
Stock-based compensation	—	106,783	—	102,825	—	304,492	—	277,878
Equity component of the convertible note issuance, net	—	—	—	—	—	—	—	252,248
Purchase of convertible note hedge	—	—	—	—	—	—	—	(267,950)
Issuance of warrants	—	—	—	—	—	—	—	186,760
Other activities	—	—	—	2,989	—	—	—	2,999
Balance, end of period	—	$8,638,734	—	$8,225,037	—	$8,638,734	—	$8,225,037
Accumulated other comprehensive loss
Balance, beginning of period	—	$(46,944)	—	$(56,434)	—	$(65,311)	—	$(31,579)
Other comprehensive income (loss)	—	(68,965)	—	(6,659)	—	(50,598)	—	(31,514)
Balance, end of period	—	$(115,909)	—	$(63,093)	—	$(115,909)	—	$(63,093)
Accumulated deficit
Balance, beginning of period	—	$(143,709)	—	$(2,498,555)	—	$(1,454,073)	—	$(2,671,729)
Cumulative-effect adjustment from adoption of revenue recognition rule	—	—	—	—	—	—	—	12,060
Net income	—	36,522	—	789,179	—	1,346,886	—	950,293
Balance, end of period	—	$(107,187)	—	$(1,709,376)	—	$(107,187)	—	$(1,709,376)
Total stockholders' equity	775,718	$8,415,642	760,403	$6,452,572	775,718	$8,415,642	760,403	$6,452,572
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$1,346,886	$950,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	349,076	314,775
Stock-based compensation expense	276,729	244,341
Amortization of discount on convertible notes	93,251	74,909
Deferred income taxes	(1,138,293)	(748,366)
Impairment of investments in privately-held companies	1,550	3,000
Other adjustments	(13,841)	(5,838)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	93,932	35,389
Prepaid expenses and other assets	83,646	103,234
Accounts payable	(12,599)	(22,590)
Accrued and other liabilities	(54,152)	58,565
Net cash provided by operating activities	1,026,185	1,007,712
Cash flows from investing activities
Purchases of property and equipment	(389,073)	(409,913)
Proceeds from sales of property and equipment	4,290	8,127
Purchases of marketable securities	(3,940,682)	(4,054,312)
Proceeds from maturities and sales of marketable securities	4,325,187	2,792,558
Purchases of investments in privately-held companies	(51,163)	(2,175)
Business combinations, net of cash acquired	(20,302)	(33,572)
Other investing activities	2,281	—
Net cash used in investing activities	(69,462)	(1,699,287)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	1,150,000
Purchases of convertible note hedges	—	(267,950)
Proceeds from issuance of warrants concurrent with note hedges	—	186,760
Debt issuance costs	—	(13,483)
Repayment of convertible notes	(935,000)	—
Taxes paid related to net share settlement of equity awards	(16,695)	(16,180)
Payments of finance lease obligations	(53,627)	(69,504)
Proceeds from exercise of stock options	753	3,251
Proceeds from issuances of common stock under employee stock purchase plan	25,209	16,337
Net cash provided by (used in) financing activities	(979,360)	989,231
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,637)	297,656
Foreign exchange effect on cash, cash equivalents and restricted cash	(1,790)	(15,211)
Cash, cash equivalents and restricted cash at beginning of period	1,921,875	1,673,857
Cash, cash equivalents and restricted cash at end of period	$1,897,448	$1,956,302
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$—	$19,165
Equipment purchases under finance leases	$—	$16,086
Changes in accrued property and equipment purchases	$26,679	$(28,617)
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$1,869,444	$1,928,929
Restricted cash included in prepaid expenses and other current assets	1,869	1,690
Restricted cash included in other assets	26,135	25,683
Total cash, cash equivalents and restricted cash	$1,897,448	$1,956,302
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Twitter, Inc. (“Twitter” or the “Company”) was incorporated in Delaware in April 2007 and is headquartered in San Francisco, California. Twitter offers products and services for users, advertisers, developers and platform and data partners.
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
With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that are of significance or potential significance to the Company.
Note 2. Revenue
Revenue Recognition
Revenue is recognized when the control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company identifies its contracts with customers and all performance obligations within those contracts. The Company then determines the transaction price and allocates the transaction price to the performance obligations within the Company's contracts with customers, recognizing revenue when, or as the Company satisfies its performance obligations. While the majority of the Company's revenue transactions are based on standard business terms and conditions, the Company also enters into sales agreements with advertisers and data partners that sometimes involve multiple performance obligations and occasionally include non-standard terms or conditions.
Revenue by geography is based on the billing address of the customers. The following table sets forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue by services:
Advertising services	$702,257	$649,816	$2,108,846	$1,826,032
Data licensing and other	121,460	108,295	343,142	307,491
Total revenue	$823,717	$758,111	$2,451,988	$2,133,523

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue by geographic area:
United States	$465,409	$423,443	$1,352,966	$1,136,670
Japan	128,797	130,425	397,539	369,470
Rest of World	229,511	204,243	701,483	627,383
Total revenue	$823,717	$758,111	$2,451,988	$2,133,523
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

The following table presents contract balances (in thousands):

	September 30, 2019	December 31, 2018
Unbilled Revenue	$23,875	$20,786
Deferred Revenue	$69,497	$38,949
The amount of revenue recognized in the three months ended September 30, 2019 that was included in the deferred revenue balance as of June 30, 2019 was $28.6 million. The amount of revenue recognized in the nine months ended September 30, 2019 that was included in the deferred revenue balance as of December 31, 2018 was $38.9 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus media inventory earned by and material rights provided to customers in prior periods and the satisfaction of the Company’s performance obligations relating to data licensing contracts with advance cash payments.
The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.
The increase in unbilled revenue balance from December 31, 2018 to September 30, 2019 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.
The increase in deferred revenue balance from December 31, 2018 to September 30, 2019 was primarily due to cash payments received or due in advance of satisfying the Company’s performance obligations for data licensing contracts and bonus and make good media inventory earned by and offered to customers during the period.
Remaining Performance Obligations
As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $635.5 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term advertising service arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
	Total	Remainder of 2019	2020	2021 and Thereafter
Revenue expected to be recognized on remaining performance obligations	$635,493	$68,161	$238,345	$328,987

Note 3. Cash, Cash Equivalents and Short-term Investments
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$234,918	$229,924
Money market funds	891,335	861,206
Corporate notes, commercial paper and certificates of deposit	743,191	803,314
Total cash and cash equivalents	$1,869,444	$1,894,444
Short-term investments:
U.S. government and agency securities including treasury bills	$504,562	$1,053,408
Corporate notes, commercial paper and certificates of deposit	3,442,378	3,261,549
Total short-term investments	$3,946,940	$4,314,957
The contractual maturities of securities classified as available-for-sale as of September 30, 2019 were as follows (in thousands):

September 30, 2019
Due within one year	$2,280,352
Due after one year through five years	1,666,588
Total	$3,946,940

The following tables summarize unrealized gains and losses related to available-for-sale securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	September 30, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities including treasury bills	$503,038	$1,665	$(141)	$504,562
Corporate notes, commercial paper and certificates of deposit	3,428,664	13,849	(135)	3,442,378
Total available-for-sale securities classified as short-term investments	$3,931,702	$15,514	$(276)	$3,946,940

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities including treasury bills	$1,053,988	$41	$(621)	$1,053,408
Corporate notes, commercial paper and certificates of deposit	3,265,012	713	(4,176)	3,261,549
Total available-for-sale securities classified as short-term investments	$4,319,000	$754	$(4,797)	$4,314,957
The gross unrealized loss on securities in a continuous loss position for 12 months or longer was not material as of September 30, 2019 and December 31, 2018. The proceeds from sales of marketable securities were $173.3 million and $42.1 million in the nine months ended September 30, 2019 and 2018, respectively. The resulting gains or losses in both periods were not material.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 based on the three-tier fair value hierarchy (in thousands):

	September 30, 2019
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$891,335	$—	$891,335
Commercial paper	—	720,581	720,581
Certificates of deposit	—	22,610	22,610
Short-term investments:
U.S. government and agency securities	—	504,562	504,562
Corporate notes	—	2,167,976	2,167,976
Commercial paper	—	808,212	808,212
Certificates of deposit	—	466,190	466,190
Other current assets:
Foreign currency contracts	—	3,634	3,634
Total	$891,335	$4,693,765	$5,585,100
Liabilities
Other current liabilities:
Foreign currency contracts	—	2,802	2,802
Total	$—	$2,802	$2,802

	December 31, 2018
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$861,206	$—	$861,206
Corporate notes	—	24,537	24,537
Commercial paper	—	778,777	778,777
Short-term investments:
Treasury bills	—	294,128	294,128
U.S. government and agency securities	—	759,280	759,280
Corporate notes	—	1,713,835	1,713,835
Commercial paper	—	733,999	733,999
Certificates of deposit	—	813,715	813,715
Other current assets:
Foreign currency contracts	—	1,343	1,343
Total	$861,206	$5,119,614	$5,980,820
Liabilities
Other current liabilities:
Foreign currency contracts	—	3,826	3,826
Total	$—	$3,826	$3,826

The Company has $954.0 million in aggregate principal amount of 1.00% convertible senior notes due in 2021 (the “2021 Notes”) and $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024 (the “2024 Notes” and, together with the 2021 Notes, the “Notes”) outstanding as of September 30, 2019. Refer to Note 10 – Convertible Notes for further details on the Notes.
The estimated fair value of the 2021 Notes and 2024 Notes, based on a market approach as of September 30, 2019 was approximately $941.8 million and $1.26 billion, respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.
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
The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives in other income (expense), net in the consolidated statements of income. The notional principal of foreign currency contracts outstanding was equivalent to $518.8 million and $545.3 million at September 30, 2019 and December 31, 2018, respectively.
The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

	Balance Sheet Location	September 30, 2019	December 31, 2018
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$3,634	$1,343
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$2,802	$3,826
The Company recognized $9.6 million and $14.5 million of net losses on its foreign currency contracts in the three and nine months ended September 30, 2019, respectively. The Company recognized $1.2 million of net gains and $5.4 million of net losses on its foreign currency contracts in the three and nine months ended September 30, 2018, respectively.
Note 5. Property and Equipment, Net
The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	September 30, 2019	December 31, 2018
Property and equipment, net
Equipment	$1,382,961	$1,185,270
Furniture and leasehold improvements	335,531	328,532
Capitalized software	657,353	554,962
Construction in progress	102,388	96,488
Total	2,478,233	2,165,252
Less: Accumulated depreciation and amortization	(1,483,967)	(1,280,174)
Property and equipment, net	$994,266	$885,078

Note 6. Leases
Operating and Finance Lease Policy
The Company has operating leases primarily for office space and data center facilities. The determination of whether an arrangement is a lease or contains a lease is made at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, short-term, and operating lease liabilities, long-term on the Company’s consolidated balance sheets.
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
Certain lease agreements contain options for the Company to renew a lease for a term of up to ten years or an option to terminate a lease early within one year. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis. Leases with an initial term of twelve months or less are not recognized on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.
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

Operating and Finance Leases
The Company’s leases have remaining lease terms from less than one year up to approximately eleven years. As of September 30, 2019, assets recorded under finance leases were $155.5 million and accumulated depreciation associated with finance leases was $121.5 million, recorded in property and equipment, net on the consolidated balance sheets.
The components of lease cost for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$43,278	$127,073
Finance lease cost
Depreciation expense	14,863	51,713
Interest on lease liabilities	441	1,822
Total finance lease cost	15,304	53,535
Short-term lease cost	816	2,235
Variable lease cost	14,365	37,186
Sublease income	(5,462)	(17,587)
Total lease cost	$68,301	$202,442
Other information related to leases was as follows (in thousands):

Nine Months Ended September 30,
2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$120,759
Operating cash flows from finance leases	$1,822
Financing cash flows from finance leases	$53,627
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$33,962
Finance leases	$—
The amortization of operating lease right-of-use assets is included within changes in prepaid expenses and other assets and the change in operating lease liabilities is included within changes in accrued and other liabilities within cash flows from operating activities in the consolidated statements of cash flows.

September 30, 2019
Lease Term and Discount Rate
Weighted-average remaining lease term (years):
Operating leases	6.8
Finance leases	0.9
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	3.7%

Future lease payments under leases and sublease income as of September 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases	Total	Sublease Income
Year Ending December 31,
Remainder of 2019	$30,460	$13,619	$44,079	$(5,769)
2020	181,209	23,845	205,054	(15,114)
2021	145,193	569	145,762	(11,731)
2022	131,065	—	131,065	(1,304)
2023	94,380	—	94,380	—
Thereafter	422,947	—	422,947	—
Total future lease payments (receipts)	1,005,254	38,033	1,043,287	$(33,918)
Less: leases not yet commenced	(166,648)	—	(166,648)
Less: imputed interest	(125,411)	(1,000)	(126,411)
Total lease liabilities	$713,195	$37,033	$750,228
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, short-term	$132,219	$—	$132,219
Operating lease liabilities, long-term	580,976	—	580,976
Finance lease liabilities, short-term	—	33,947	33,947
Finance lease liabilities, long-term	—	3,086	3,086
Total lease liabilities	$713,195	$37,033	$750,228

Future lease payments under leases and sublease income as of December 31, 2018 were as follows (in thousands):

	Operating Leases	Sublease Income	Finance Leases
Year Ending December 31,
2019	$161,932	$(24,312)	$70,506
2020	151,751	(15,144)	23,845
2021	110,853	(11,762)	569
2022	89,398	(1,319)	—
2023	62,137	—	—
Thereafter	263,441	—	—
	$839,512	$(52,537)	94,920
Less: Amounts representing interest			2,480
Total finance lease obligation			92,440
Less: Short-term portion			68,046
Long-term portion			$24,394

Note 7. Goodwill and Intangible Assets
The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2018	$1,227,269
Acquisition	19,092
Other	(2,889)
Balance as of September 30, 2019	$1,243,472

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded. The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2019:
Patents and developed technologies	$107,611	$(60,696)	$46,915
Advertiser relationships	9,300	(9,300)	—
Total	$116,911	$(69,996)	$46,915
December 31, 2018:
Patents and developed technologies	$93,211	$(48,806)	$44,405
Publisher and advertiser relationships	9,300	(8,680)	620
Total	$102,511	$(57,486)	$45,025
Amortization expense associated with intangible assets for the three months ended September 30, 2019 and 2018 was $3.8 million and $4.4 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $12.5 million and $14.2 million, respectively.
Estimated future amortization expense as of September 30, 2019 is as follows (in thousands):

Remainder of 2019	$3,806
2020	12,664
2021	9,801
2022	5,921
2023	5,214
Thereafter	9,509
Total	$46,915

Note 8. Accrued and Other Current Liabilities
The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation	$171,473	$155,830
Accrued tax liabilities	35,659	39,729
Accrued professional services	42,272	23,625
Deferred revenue	69,442	38,949
Accrued other	126,830	147,618
Total	$445,676	$405,751

Note 9. Acquisitions and Other Investments
2019 Acquisition
During the nine months ended September 30, 2019, the Company made an acquisition, which was accounted for as a business combination. The purchase price of $22.8 million (paid in cash of $20.5 million and indemnification holdback of $2.3 million) for this acquisition was allocated as follows: $4.9 million to developed technology, $1.2 million to net liabilities assumed based on their estimated fair value on the acquisition date, and the excess $19.1 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisition is mainly attributable to assembled workforce, expected synergies and other benefits. The goodwill is not tax deductible. The developed technology will be amortized on a straight-line basis over its estimated useful life of 36 months.
The results of operations for this acquisition have been included in the Company’s consolidated statements of income since the date of acquisition. Actual and pro forma revenue and results of operations for this acquisition have not been presented because they do not have a material impact on the consolidated revenue and results of operations.

Investments in Privately-Held Companies
The Company makes strategic investments in privately-held companies. The Company also evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of September 30, 2019, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. The Company accounts for its investments in privately-held companies either under equity method accounting or by adjusting the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. The Company’s non-marketable equity securities had a combined carrying value of $77.9 million and $30.2 million as of September 30, 2019 and December 31, 2018, respectively. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within Other Assets on the consolidated balance sheets.
The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing. In the nine months ended September 30, 2019 and 2018, the Company recorded $1.6 million and $3.0 million of impairment charges, respectively, within other income (expense), net in the consolidated statements of income. No impairment charge was recorded in the three months ended September 30, 2019 and 2018. The Company also recorded a gain of $10.2 million from the sale of an investment in a privately-held company in the nine months ended September 30, 2019 within other income (expense), net in the consolidated statements of income. No gain was recorded in the three months ended September 30, 2019 and in the three and nine months ended September 30, 2018.
Note 10. Convertible Notes
2019, 2021, and 2024 Notes
In 2018, the Company issued $1.15 billion in aggregate principal amount of the 2024 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The total net proceeds from this offering were approximately $1.14 billion, after deducting $12.3 million of debt issuance costs in connection with the 2024 Notes. In 2014, the Company issued $935.0 million in aggregate principal amount of 0.25% convertible senior notes due in 2019 (the “2019 Notes") and $954.0 million in aggregate principal amount of the 2021 Notes. The total net proceeds from this offering were approximately $1.86 billion, after deducting $28.3 million of debt discount and $0.5 million debt issuance costs in connection with the 2019 Notes and the 2021 Notes. On September 16, 2019, the Company repaid at maturity the $935.0 million of principal balance associated with its 2019 Notes. The 2021 Notes and 2024 Notes, collectively, the Notes, represent senior unsecured obligations of the Company.
The interest rate is fixed at 0.25% per annum for the 2024 Notes and is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2018. The interest rate is fixed at 1.00% per annum for the 2021 Notes and is payable semi-annually in arrears on March 15 and September 15 of each year, which commenced on March 15, 2015.
The Notes consisted of the following (in thousands):

	September 30, 2019		December 31, 2018
	2021 Notes	2024 Notes	2019 Notes	2021 Notes	2024 Notes
Principal amounts:
Principal	$954,000	$1,150,000	$935,000	$954,000	$1,150,000
Unamortized debt discount and issuance costs (1)	(96,268)	(212,847)	(37,672)	(130,232)	(242,846)
Net carrying amount	$857,732	$937,153	$897,328	$823,768	$907,154
Carrying amount of the equity component (2)	$283,283	$254,981	$222,826	$283,283	$254,981
(1)Included in the consolidated balance sheets within convertible notes and amortized over the remaining lives of the Notes.
(2)Included in the consolidated balance sheets within additional paid-in capital.

During the three months ended September 30, 2019 and 2018, the Company recognized $33.1 million and $33.6 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $3.6 million and $3.8 million, respectively, of coupon interest expense. During the nine months ended September 30, 2019 and 2018, the Company recognized $101.6 million and $81.6 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $11.0 million and $9.8 million, respectively, of coupon interest expense.
As of September 30, 2019, the remaining life of the 2021 Notes and 2024 Notes is approximately 23 months and 56 months, respectively.
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
The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic net income per share:
Numerator
Net income	$36,522	$789,179	$1,346,886	$950,293
Denominator
Weighted-average common shares outstanding	774,580	759,322	770,755	754,866
Weighted-average restricted stock subject to repurchase	(1,791)	(2,785)	(2,036)	(2,633)
Weighted-average shares used to compute basic net income per share	772,789	756,537	768,719	752,233
Basic net income per share attributable to common stockholders	$0.05	$1.04	$1.75	$1.26
Diluted net income per share:
Numerator
Net income	$36,522	$789,179	$1,346,886	$950,293
Denominator
Number of shares used in basic computation	772,789	756,537	768,719	752,233
Weighted-average effect of dilutive securities:
RSUs	12,950	14,301	11,348	14,289
Stock options	2,585	2,709	2,548	2,727
Other	2,199	2,455	1,828	2,262
Weighted-average shares used to compute diluted net income per share	790,523	776,002	784,443	771,511
Diluted net income per share attributable to common stockholders	$0.05	$1.02	$1.72	$1.23

The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
RSUs	1,973	3,928	10,670	15,534
Warrants	44,454	44,454	44,454	44,454
Stock options	3	21	3	844
Shares subject to repurchase and others	2,660	1,790	3,177	2,436
Since the Company expects to settle the principal amount of the outstanding Notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. For the 2021 Notes, the conversion spread of 24.3 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $77.64 per share. For the 2024 Notes, the conversion spread of 20.1 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $57.14 per share.
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
Employee Stock Purchase Plan
The number of shares available for sale under the Employee Stock Purchase Plan (ESPP) were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 11.3 million shares, (ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year or (iii) such other amount as determined by the Company’s Board of Directors.
During the nine months ended September 30, 2019, employees purchased an aggregate of 0.9 million shares under the ESPP at a weighted-average price of $27.96 per share. During the nine months ended September 30, 2018, employees purchased an aggregate of 1.0 million shares under the ESPP at a weighted-average price of $16.51 per share.
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
During the nine months ended September 30, 2019, the Company granted 0.3 million shares of restricted common stock with a weighted-average grant date fair value of $36.44 per share in connection with an acquisition. The Company had 1.5 million and 2.2 million shares of unvested restricted common stock as of September 30, 2019 and December 31, 2018, respectively. The Company’s restricted common stock activity was not material during the nine months ended September 30, 2019.
Stock Option Activity
The Company had 3.3 million and 3.7 million shares of stock options outstanding as of September 30, 2019 and December 31, 2018, respectively. The Company’s stock option activity was not material during the nine months ended September 30, 2019.

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
The following table summarizes the activity related to the Company’s PRSUs for the nine months ended September 30, 2019 (in thousands, except per share data):

	PRSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2018	390	$35.55
Granted (100% target level)	646	$31.52
Additional earned performance shares related to 2018 grants	362	$35.55
Vested (193% target level)	(752)	$35.55
Unvested and outstanding at September 30, 2019	646	$31.52

The total fair value of PRSUs vested during the nine months ended September 30, 2019 was $23.2 million.
The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a performance period of two calendar years and the executives’ continued employment through the vesting date (TSR RSUs).
The following table summarizes the activity related to the Company’s TSR RSUs for the nine months ended September 30, 2019 (in thousands, except per share data):

	TSR RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2018	420	$45.78
Granted (100% target level)	431	$30.60
Additional earned performance shares related to 2018 grants	30	$13.02
Vested (132% target level)	(122)	$13.02
Unvested and outstanding at September 30, 2019	759	$41.15

The total fair value of TSR RSUs vested during the nine months ended September 30, 2019 was $3.7 million.
In addition, there are 0.4 million additional PRSUs and TSR RSUs at the 100% target level that will vest based on performance goals and Total Shareholder Return (TSR) targets to be granted in 2020 at target levels from 0% to 200%.
RSU Activity
The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs and TSR RSUs, for the nine months ended September 30, 2019. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2018	30,387	$24.97
Granted	13,955	$33.36
Vested	(9,522)	$24.69
Canceled	(2,070)	$25.11
Unvested and outstanding at September 30, 2019	32,750	$28.62

The total fair value of RSUs vested during the three months ended September 30, 2019 and 2018 was $133.7 million and $126.3 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2019 and 2018 was $353.1 million and $338.4 million, respectively.

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$5,757	$4,247	$16,778	$12,384
Research and development	53,009	53,195	149,499	140,210
Sales and marketing	23,755	19,634	64,022	52,681
General and administrative	16,102	14,530	46,430	39,066
Total stock-based compensation expense	$98,623	$91,606	$276,729	$244,341
The Company capitalized $9.9 million and $10.7 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended September 30, 2019 and 2018, respectively, and $29.5 million and $33.5 million in the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, there was $879.5 million of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 2.8 years. The Company accounts for forfeitures as they occur.
Note 13. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.
The Company recorded a net income tax provision of $11.2 million and net income tax benefit of $1.11 billion for the three and nine months ended September 30, 2019, respectively. The Company transferred certain intangible assets among its wholly-owned subsidiaries to align its structure to its evolving operations in the first and second quarters of 2019, which resulted in the establishment of deferred tax assets and the recognition of a deferred tax benefit from income taxes. For the nine months ended September 30, 2019, the net income tax benefits from the intra-entity transfers of certain intangible assets were $1.21 billion, and were offset by income tax provisions of $92.0 million. The Company recorded a benefit from income taxes of $701.9 million and $733.3 million for the three and nine months ended September 30, 2018, respectively. In 2018, the Company released valuation allowances related to most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts, as well as in Brazil, which resulted in a net tax benefit. Excluding the net benefit to tax expense of $683.3 million and $725.3 million resulting from valuation allowance releases, the benefit from income taxes was $18.6 million and $8.0 million in the three and nine months ended September 30, 2018, respectively. The primary difference between the effective tax rate and the federal statutory tax rate relates to the deferred tax asset establishment in 2019, the valuation allowance releases in 2018, changes in uncertain tax positions, tax deductions for stock-based compensation, and foreign tax rate differences.
On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. The Company evaluated the Court’s ruling and recorded an increase in the tax provision of $80.0 million in the nine months ended September 30, 2019 related to changes in uncertain tax positions and deferred tax assets related to the intra-entity transfer of an intangible asset in the first quarter of 2019. On July 22, 2019, Altera Corp. filed a petition for a rehearing before the full Ninth Circuit. The Company will continue to monitor future developments in this case to determine if there will be further impacts to its consolidated financial statements.
During the three and nine months ended September 30, 2019, the amount of gross unrecognized tax benefits increased by $5.6 million and $65.6 million, respectively. As of September 30, 2019, the Company has $397.9 million of unrecognized tax benefits, of which $330.0 million could result in a reduction of the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation allowance recorded for California and Massachusetts deferred tax assets.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company believes that adequate amounts have been reserved in these jurisdictions. The Company is currently under examination in California for tax years 2014 and 2015.

Note 14. Commitments and Contingencies
Credit Facility
The Company has a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. As of September 30, 2019, no amounts had been drawn under the credit facility.
Contractual Obligations
Our principal commitments consist of obligations under the Notes (including principal and coupon interest), operating and finance leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. The following table summarizes our commitments to settle contractual obligations in cash as of September 30, 2019:

	Payments Due by Year
	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
			(In thousands)
2021 Notes	$973,106	$—	$973,106	$—	$—
2024 Notes	1,164,352	1,438	5,742	5,734	1,151,438
Operating lease obligations (1)	1,005,254	30,460	326,402	225,445	422,947
Finance lease obligations	38,033	13,619	24,414	—	—
Other contractual commitments (2)	401,178	28,708	209,776	151,149	11,545
Total contractual obligations	$3,581,923	$74,225	$1,539,440	$382,328	$1,585,930
(1)The Company entered into several sublease agreements for office space that it is not fully utilizing. Under the sublease agreements, the Company is entitled to receive approximately $33.9 million in sublease income over the next four years.
(2)Other contractual commitments are non-cancelable contractual commitments primarily related to the Company’s infrastructure services, bandwidth and other services arrangements.
Legal Proceedings
Beginning in September 2016, multiple putative class actions and derivative actions were filed in state and federal courts in the United States against Twitter, Twitter’s directors, and/or certain former officers alleging that false and misleading statements, made in 2015, are in violation of securities laws and breached fiduciary duty. The putative class actions were consolidated in the U.S. District Court for the Northern District of California. On October 16, 2017, the court granted in part and denied in part the Company’s motion to dismiss. On July 17, 2018, the court granted plaintiffs' motion for class certification in the consolidated securities action. The Company filed a motion for summary judgment on September 13, 2019, and oral argument on the motion is scheduled for December 19, 2019. The Company disputes the claims and intends to continue to defend the lawsuits vigorously.

From time to time the Company notifies the Irish Data Protection Commission, its designated European privacy regulator under the European Union General Data Protection Regulation, or GDPR, and other regulators, of certain personal data breaches and privacy issues, and is subject to inquiries and investigations regarding various aspects of our regulatory compliance. The Company is currently the subject of inquiries by the Irish Data Protection Commission with respect to its compliance with the GDPR.

The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, data protection, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of September 30, 2019, except for the above referenced class actions and derivative actions, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three and nine months ended September 30, 2019 and 2018 with respect to litigation or loss contingencies.

Non-Income Taxes
The Company is under various non-income tax audits by domestic and foreign tax authorities. These audits primarily revolve around routine inquiries, refund requests, and employee benefits. The Company accrues non-income taxes that may result from these audits when they are probable and can be reasonably estimated. Due to the complexity and uncertainty of some of these matters, however, as well as the judicial process in certain jurisdictions, the final outcome of these audits may be materially different from the Company's expectations.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of September 30, 2019 and December 31, 2018.
Note 15. Geographical Information
Revenue
See Note 2 – Revenue for further details.
Property and Equipment, net
The following table sets forth property and equipment, net by geographic area (in thousands):

	September 30, 2019	December 31, 2018
Property and equipment, net:
United States	$964,847	$853,731
International	$29,419	$31,347
Total property and equipment, net	$994,266	$885,078

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
Certain of the Company’s directors have affiliations with customers of the Company. The Company recognized revenue under contractual obligations from such customers of $5.5 million and $6.7 million for the three months ended September 30, 2019 and 2018, respectively, and $16.5 million and $20.4 million for the nine months ended September 30, 2019 and 2018, respectively. The Company had outstanding receivable balances of $3.9 million and $3.8 million from such customers as of September 30, 2019 and December 31, 2018, respectively.

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
Overview and Highlights of Quarterly Results
Revenue in the third quarter of 2019 totaled $823.7 million, an increase of 9% compared to $758.1 million in the third quarter of 2018.
•Advertising revenue totaled $702.3 million, an increase of 8% year-over-year.
•Data licensing and other revenue totaled $121.5 million, an increase of 12% year-over-year.
•U.S. revenue totaled $465.4 million, an increase of 10% year-over-year.
•International revenue totaled $358.3 million, an increase of 7% year-over-year.
Net income was $36.5 million for the three months ended September 30, 2019 compared to net income of $789.2 million for the three months ended September 30, 2018. Excluding the net benefit to tax expense of $683.3 million due to deferred tax asset valuation allowance releases, net income was $105.9 million in the three months ended September 30, 2018.
Income from operations was $44.1 million, or 5% of total revenue, for the three months ended September 30, 2019, compared to $91.9 million, or 12% of total revenue, for the three months ended September 30, 2018.
Cash, cash equivalents and short-term investments in marketable securities totaled $5.82 billion as of September 30, 2019.
Average monetizable daily active usage (mDAU) for the three months ended September 30, 2019 was 145 million, an increase of 17% year-over-year.

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
In the three months ended September 30, 2019, we had 145 million average mDAU, which represents an increase of 17% from the three months ended September 30, 2018. The increase was driven by ongoing product improvements, organic growth and, to a lesser extent, marketing. In the three months ended September 30, 2019, we had 30 million average mDAU in the United States and 115 million average mDAU in the rest of the world, which represent increases of 13% and 18%, respectively, from the three months ended September 30, 2018.
For additional information on how we calculate changes in mDAU and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monetizable Daily Active Usage: Worldwide
(quarterly average in millions)
150
140
130
120
110
100
115
120
122
124
126
134
139
145
Dec 31 2017
Mar 31 2018
Jun 30 2018
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019

Monetizable Daily Active Usage: United States
(quarterly average in millions)
32
28
24
20
25
26
26
26
27
28
29
30
Dec 31 2017
Mar 31 2018
Jun 30 2018
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019

Monetizable Daily Active Usage:
International
(quarterly average in millions)
120
115
110
105
100
95
90
85
80
75
89
94
96
98
99
105
110
115
Dec 31 2017
Mar 31 2018
Jun 30 2018
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019

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
In the three months ended September 30, 2019, ad engagements increased 23% from the three months ended September 30, 2018. The increase was driven by increased ad impressions driven by audience growth and improved clickthrough rates across most ad formats. In the three months ended September 30, 2019, cost per ad engagement decreased by 12% compared to the three months ended September 30, 2018, reflecting a mix shift from Mobile Application Promotion (MAP) to video ad formats (which have lower cost per ad engagement) and like-for-like price decreases across most ad formats.

Ad Engagement Year-over-Year Change
(% Change)
75%
69%
81%
50%
33%
23%
20%
23%
Dec 31 2017
Mar 31 2018
Jun 30 2018
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019

Cost Per Ad Engagement Year-over-Year Change
(% Change)
-42%
-28%
-32%
-14%
-7%
-4%
0%
-12%
Dec 31 2017
Mar 31 2018
Jun 30 2018
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019

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
Revenue Measures Excluding the Impact of Changes in Foreign Exchange Rates (Constant Currency)
In order to present revenue, advertising revenue, and international revenue excluding the impact of changes in foreign exchange rates for the three and nine months ended September 30, 2019, we translated the applicable measure using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, which is also referred to as constant currency.
We use non-GAAP financial measures of revenue excluding foreign exchange effect, advertising revenue excluding foreign exchange effect, and international revenue excluding foreign exchange effect in evaluating our operating results and for financial and operational decision- making purposes. We believe that revenue excluding foreign exchange effect, advertising revenue excluding foreign exchange effect, and international revenue excluding foreign exchange effect provide useful information about our operating results, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision-making. We also use these measures to establish budgets and operational goals for managing our business and evaluating our performance.

Results of Operations
The following tables set forth our consolidated statements of income data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Advertising services	$702,257	$649,816	$2,108,846	$1,826,032
Data licensing and other	121,460	108,295	343,142	307,491
Total revenue	823,717	758,111	2,451,988	2,133,523
Costs and expenses (1)
Cost of revenue	281,057	243,644	823,033	696,652
Research and development	178,553	150,764	484,041	412,684
Sales and marketing	226,204	193,496	672,252	559,587
General and administrative	93,758	78,339	259,173	218,183
Total costs and expenses	779,572	666,243	2,238,499	1,887,106
Income from operations	44,145	91,868	213,489	246,417
Interest expense	(36,226)	(38,336)	(111,803)	(95,333)
Interest income	40,348	36,067	123,776	74,208
Other income (expense), net	(504)	(2,341)	6,583	(8,285)
Income before income taxes	47,763	87,258	232,045	217,007
Provision (benefit) for income taxes	11,241	(701,921)	(1,114,841)	(733,286)
Net income	$36,522	$789,179	$1,346,886	$950,293
(1)Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$5,757	$4,247	$16,778	$12,384
Research and development	53,009	53,195	149,499	140,210
Sales and marketing	23,755	19,634	64,022	52,681
General and administrative	16,102	14,530	46,430	39,066
Total stock-based compensation expense	$98,623	$91,606	$276,729	$244,341

The following table sets forth our consolidated statements of income data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Advertising services	85%	86%	86%	86%
Data licensing and other	15	14	14	14
Total revenue	100	100	100	100
Costs and expenses
Cost of revenue	34	32	34	33
Research and development	22	20	20	19
Sales and marketing	27	26	27	26
General and administrative	11	10	11	10
Total costs and expenses	95	88	91	88
Income from operations	5	12	9	12
Interest expense	(4)	(5)	(5)	(4)
Interest income	5	5	5	3
Other income (expense), net	0	0	0	0
Income before income taxes	6	12	9	10
Provision (benefit) for income taxes	1	(93)	(45)	(34)
Net income	4%	104%	55%	45%
Revenue
We generate the substantial majority of our revenue from the sale of advertising services. We also generate revenue by licensing our data to third parties and providing mobile advertising exchange services.
Advertising Services
We generate most of our advertising revenue by selling our Promoted Products. Currently, our Promoted Products consist of the following:
•Promoted Tweets. Promoted Tweets, which are labeled as “promoted,” appear within a timeline, search results or profile pages just like an ordinary Tweet regardless of device, whether it be desktop or mobile. Using our proprietary algorithms and understanding of the interests of each account, we can deliver Promoted Tweets that are intended to be relevant to a particular account. We enable our advertisers to target an audience based on an account’s Interest Graphs. Our Promoted Tweets are pay-for-performance or pay-for-impression delivered advertising that are priced through an auction. Our Promoted Tweets include objective-based features that allow advertisers to pay only for the types of engagement selected by the advertisers, such as Tweet engagements (e.g., Retweets, replies and likes), website clicks, mobile application installs or engagements, obtaining new followers, or video views.
•Promoted Accounts. Promoted Accounts, which are labeled as “promoted,” provide a way for our advertisers to grow a community of people who are interested in their business, products or services. Our Promoted Accounts are pay-for-performance advertising that is priced through an auction.
•Promoted Trends. Promoted Trends, which are labeled as “promoted,” appear at the top of the list of trending topics or timeline for an entire day in a particular country or on a global basis. We sell our Promoted Trends on a fixed-fee-per-day basis.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Advertising services	$702,257	$649,816	8%	$2,108,846	$1,826,032	15%
Data licensing and other	121,460	108,295	12%	343,142	307,491	12%
Total revenue	$823,717	$758,111	9%	$2,451,988	$2,133,523	15%
Revenue in the three and nine months ended September 30, 2019 increased by $65.6 million or 9% and $318.5 million or 15%, respectively, compared to the three and nine months ended September 30, 2018. On a constant currency basis, revenue in the nine months ended September 30, 2019 would have increased by $345.1 million or 16% compared to the nine months ended September 30, 2018. On a constant currency basis, the impact on revenue in the three months ended September 30, 2019 was not material.
In the three and nine months ended September 30, 2019, advertising revenue increased by $52.4 million or 8% and $282.8 million or 15%, respectively, compared to the three and nine months ended September 30, 2018. On a constant currency basis, advertising revenue in the nine months ended September 30, 2019 would have increased by $309.5 million or 17% compared to the nine months ended September 30, 2018. On a constant currency basis, the impact on advertising revenue in the three months ended September 30, 2019 was not material.
The increase in advertising revenue in the three months ended September 30, 2019 was primarily attributable to a 23% increase in the number of ad engagements compared to the same period in 2018, driven by increased ad impressions from audience growth and improved clickthrough rates across most ad formats. Cost per ad engagement in the three months ended September 30, 2019 decreased by 12% compared to the same period in 2018, reflecting a mix shift from MAP to video ad formats (which have lower cost per ad engagement) and like-for-like price decreases across most ad formats.
The increase in advertising revenue in the nine months ended September 30, 2019 was primarily attributable to a 22% increase in ad engagements compared to the same period in 2018, driven by increased ad impressions from audience growth and improved clickthrough rates across most ad formats, offset by a 5% decrease in cost per ad engagement in the nine months ended September 30, 2019 compared to the same period in 2018, which was driven by like-for-like price decreases across most ad formats due to improved clickthrough rates, which results in advertisers realizing the same number of engagements (or more) at a lower (or similar) price, and a mix shift towards video ad formats that have lower cost per ad engagement and higher clickthrough rates.
In the three months ended September 30, 2019, advertising revenue was impacted by revenue product issues and greater-than-expected seasonality. In the third quarter of 2019, we discovered, and took steps to remediate, bugs that primarily affected our legacy MAP product, impacting our ability to target ads and share data with our measurement and ad partners. We also discovered that certain personalization and data settings were not operating as expected. In addition, we experienced greater-than-expected seasonality in our advertising business.
Looking ahead, we expect that, on a combined basis, moderated performance in MAP and the issues in our personalization and data settings will likely result in reduced year-over-year growth for total revenue in the fourth quarter of 2019. We believe our core value propositions of launching something new and connecting with what’s happening on Twitter continue to resonate very strongly with advertisers. We will continue to invest in revenue product as we work to improve our ads platform and ad formats to deliver increased value to advertisers around the world. Advertising revenue continued to be driven by sales momentum with advertisers, built around our differentiated ad formats, better relevance, and improved ROI. As our mDAU and the level of engagement of our mDAU grows, we believe the potential to increase our revenue grows.
In the three and nine months ended September 30, 2019, data licensing and other revenue increased by 12% compared to both the three and nine months ended September 30, 2018, driven by data enterprise solutions, which continues to deliver strong results. Revenue from MoPub was impacted by recent business decisions to offboard certain lower quality inventory from the platform.

Looking ahead, we expect quarterly variability in year-over-year growth rates for data licensing and other revenue given various factors including the timing and size of new data enterprise solutions contracts and renewals, as compared to the same period in the prior year. On a full-year basis, we expect year-over-year data licensing and other revenue growth to moderate as we have largely worked through our multi-year enterprise renewal cycle. Quarterly revenue from our ad exchange services remains relatively steady, and we continue to expect it to stay at similar absolute levels over the next several quarters.

Cost of Revenue
Cost of revenue includes infrastructure costs, other direct costs including revenue share expenses, amortization of acquired intangible assets and amortization of capitalized labor costs for internally developed software, allocated facilities costs, as well as traffic acquisition costs, or TAC. Infrastructure costs consist primarily of data center costs related to our co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs; as well as depreciation of servers and networking equipment; and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams. TAC consists of costs we incur with third parties in connection with the sale to advertisers of our advertising products that we place on third-party publishers’ websites, applications or other offerings collectively resulting from acquisitions, and from our organically-built advertising network, Twitter Audience Platform. Certain of the elements of our cost of revenue are fixed and cannot be reduced in the near term.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Cost of revenue	$281,057	$243,644	15%	$823,033	$696,652	18%
Cost of revenue as a percentage of revenue	34%	32%		34%	33%
In the three months ended September 30, 2019, cost of revenue increased by $37.4 million compared to the three months ended September 30, 2018. The increase was attributable to a $29.3 million increase in direct costs, primarily driven by an increase in infrastructure costs and revenue share expenses, and an $8.1 million increase in depreciation expense primarily related to additional internally developed software, server and networking equipment.
In the nine months ended September 30, 2019, cost of revenue increased by $126.4 million compared to the nine months ended September 30, 2018. The increase was attributable to a $89.0 million increase in direct costs, primarily driven by an increase in infrastructure costs and revenue share expenses, and a $37.4 million increase in depreciation expense primarily related to additional internally developed software, server and networking equipment.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Research and development	$178,553	$150,764	18%	$484,041	$412,684	17%
Research and development as a percentage of revenue	22%	20%		20%	19%
In the three months ended September 30, 2019, research and development expenses increased by $27.8 million compared to the three months ended September 30, 2018. The increase was attributable to a $23.3 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $5.8 million net increase in allocated facilities costs and other supporting overhead expenses. These increases were offset by a $1.3 million increase in the capitalization of costs associated with developing software for internal use.
In the nine months ended September 30, 2019, research and development expenses increased by $71.4 million compared to the nine months ended September 30, 2018. The increase was attributable to a $55.6 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $20.8 million net increase in allocated facilities costs and other supporting overhead expenses. These increases were offset by a $5.0 million increase in the capitalization of costs associated with developing software for internal use.

We plan to continue to invest in key areas of our business to ensure that we have an appropriate level of engineering, product management and design personnel and related resources to support our research and development efforts. We expect that research and development costs will increase in absolute dollar amounts and vary as a percentage of revenue.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Sales and marketing	$226,204	$193,496	17%	$672,252	$559,587	20%
Sales and marketing as a percentage of revenue	27%	26%		27%	26%
In the three months ended September 30, 2019, sales and marketing expenses increased by $32.7 million compared to the three months ended September 30, 2018. The increase was attributable to a $20.0 million increase in personnel-related costs mainly driven by an increase in employee headcount, a $10.7 million net increase in allocated facilities costs and other supporting overhead expenses, and a $2.0 million increase in marketing and sales-related expenses.
In the nine months ended September 30, 2019, sales and marketing expenses increased by $112.7 million compared to the nine months ended September 30, 2018. The increase was attributable to a $60.0 million increase in personnel-related costs mainly driven by an increase in employee headcount, a $33.9 million net increase in allocated facilities costs and other supporting overhead expenses, and a $18.8 million increase in marketing and sales-related expenses.
We continue to evaluate key areas in our business to ensure we have an appropriate level of sales and marketing expenses to execute on our key priorities and objectives. We expect that sales and marketing costs will increase in absolute dollar amounts and vary as a percentage of revenue.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
General and administrative	$93,758	$78,339	20%	$259,173	$218,183	19%
General and administrative as a percentage of revenue	11%	10%		11%	10%
In the three months ended September 30, 2019, general and administrative expenses increased by $15.4 million compared to the three months ended September 30, 2018. The increase was attributable to a $7.5 million increase in allocated facilities and other supporting overhead expenses, a $5.1 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $2.8 million increase in professional service fees.

In the nine months ended September 30, 2019, general and administrative expenses increased by $41.0 million compared to the nine months ended September 30, 2018. The increase was attributable to a $29.9 million increase in personnel-related costs mainly driven by an increase in employee headcount, and an $11.1 million increase in allocated facilities and other supporting overhead expenses.
We plan to continue to invest in general and administrative functions to ensure we have an appropriate level of support for our key priorities and objectives. We expect that general and administrative expenses will increase in absolute dollar amounts and vary as a percentage of revenue.
Interest Expense
Interest expense consists primarily of interest expense incurred in connection with the $935.0 million principal amount of 0.25% convertible senior notes due in 2019, or the 2019 Notes, which we repaid at maturity in September 2019, the $954.0 million principal amount of 1.00% convertible senior notes due in 2021, or the 2021 Notes, and the $1.15 billion principal amount of 0.25% convertible senior notes due in 2024, or the 2024 Notes, and together with the 2019 Notes and 2021 Notes, the Notes, and interest expense related to finance leases and other financing facilities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Interest expense	36,226	38,336	(6)%	111,803	95,333	17%
In the three months ended September 30, 2019, interest expense decreased by $2.1 million compared to the three months ended September 30, 2018. The decrease was primarily attributable to our repayment of the 2019 Notes at their maturity in September 2019. In the nine months ended September 30, 2019, interest expense increased by $16.5 million compared to the nine months ended September 30, 2018. The increase was primarily attributable to the offering of our 2024 Notes in June 2018.
Interest expense in the three and nine months ended September 30, 2019 was comprised of $35.8 million and $110.0 million, respectively, of total interest expense related to the Notes as well as the credit facility, and $0.4 million and $1.8 million, respectively, related to finance leases of equipment.
Interest Income
Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Interest income	$40,348	$36,067	12%	$123,776	$74,208	67%
Interest income increased by $4.3 million and $49.6 million in the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018. The increase was primarily attributable to higher invested cash balances and higher interest rates.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(504)	$(2,341)	(78)%	$6,583	$(8,285)	(179)%
Other expense, net, decreased by $1.8 million in the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The decrease was primarily attributable to more favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities.

Other income, net, was $6.6 million in the nine months ended September 30, 2019, compared to other expense, net, of $8.3 million in the nine months ended September 30, 2018. The change was primarily attributable to an $8.6 million gain net of impairment charge on investments in privately-held companies during the nine months ended September 30, 2019, compared to a $3.0 million impairment charge on our investment in a privately-held company during the nine months ended September 30, 2018, as well as more favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities.
Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. In the nine months ended September 30, 2019, we recognized tax benefits of $1.21 billion related to intra-entity transfers of intangible assets that will result in a future tax benefit, for which we established deferred tax assets. In 2018, we released valuation allowances related to most of the United States federal and all states deferred tax assets with the exception of California and Massachusetts, as well as in Brazil, which resulted in a net tax benefit.
On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. We have evaluated the Court’s ruling and have recorded an increase in the tax provision of $80.0 million in the nine months ended September 30, 2019 related to changes in uncertain tax positions and deferred tax assets related to the intra-entity transfer of an intangible asset in the first quarter of 2019. On July 22, 2019, Altera Corp. filed a petition for a rehearing before the full Ninth Circuit. We will continue to monitor future developments in this case to determine if there will be further impacts to its consolidated financial statements.
Our future effective tax rate could be affected by our jurisdictional mix of income before taxes, including our allocation of centrally incurred costs to foreign jurisdictions, changes in tax rates and tax regulations, the impact of tax examinations, the impact of business combinations, changes in our corporate structure, changes in the geographic location of business functions or assets, tax effects of share-based compensation, and changes in valuation allowance. In addition, the provision is impacted by deferred income taxes and changes in the related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$11,241	$(701,921)	$(1,114,841)	$(733,286)
Our net provision for income taxes in the three months ended September 30, 2019 was $11.2 million and our net benefit from income taxes in the nine months ended September 30, 2019 was $1.11 billion. Excluding the benefit to tax expense of $1.21 billion related to the establishment of deferred tax assets from intra-entity transfers of intangible assets, our tax provision for income taxes was $92.0 million in the nine months ended September 30, 2019. Our benefit from income taxes in the three and nine months ended September 30, 2018 was $701.9 million and $733.3 million, respectively. Excluding the net benefit to tax expense of $683.3 million and $725.3 million resulting from valuation allowance releases, the benefit from income taxes was $18.6 million and $8.0 million in the three and nine months ended September 30, 2018, respectively. The change in tax provision (benefit) was primarily due to the deferred tax asset establishment in 2019, the valuation allowance releases in 2018, the effects of tax law changes and changes to the forecasted profitability by jurisdiction.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net income	$1,346,886	$950,293
Net cash provided by operating activities	1,026,185	1,007,712
Net cash used in investing activities	(69,462)	(1,699,287)
Net cash provided by (used in) financing activities	(979,360)	989,231
Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds.
As of September 30, 2019, we had $5.82 billion of cash, cash equivalents and short-term investments in marketable securities, of which $191.6 million was held by our foreign subsidiaries. As a result of the changes under the Tax Cuts and Jobs Act (the “Tax Act”), we have revised our assertion to no longer indefinitely reinvest these funds held by our foreign subsidiaries and have accrued the incremental foreign withholding taxes. We believe that our existing cash, cash equivalents and short-term investment balance, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Credit Facility
We have a revolving credit agreement with certain lenders which provides for a $500.0 million revolving unsecured credit facility maturing on August 7, 2023. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. As of September 30, 2019, no amounts had been drawn under the credit facility.
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
Cash provided by operating activities in the nine months ended September 30, 2019 was $1.03 billion, an increase in cash inflow of $18.5 million compared to the nine months ended September 30, 2018. Cash provided by operating activities was driven by net income of $1.35 billion, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $431.5 million, of which $1.14 billion was due to a benefit from income taxes related to the establishment of deferred tax assets from intra-entity transfers of intangible assets, $349.1 million was related to depreciation and amortization expense, and $276.7 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $110.8 million.
Cash provided by operating activities in the nine months ended September 30, 2018 was $1.01 billion. Cash provided by operating activities was driven by net income of $950.3 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $117.2 million, of which $725.3 million was related to a net benefit to tax expense associated with the release of the valuation allowance related to deferred tax assets, $314.8 million was related to depreciation and amortization expense, $244.3 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $174.6 million, which was in part driven by a one-time refund of prepaid employment taxes of $119.5 million.
Investing Activities
Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.
Cash used in investing activities in the nine months ended September 30, 2019 was $69.5 million, a decrease in cash outflow of $1.63 billion compared to the nine months ended September 30, 2018. The decrease was primarily due to a $1.53 billion increase in proceeds from sales and maturities of marketable securities, a $113.6 million decrease in purchases of marketable securities, a $20.8 million decrease in purchases of property and equipment, a $13.3 million decrease in cash used in business combination, and a $2.3 million increase in proceeds from other investing activities, offset by a $49.0 million increase in purchases of investments in privately-held companies, and a $3.8 million decrease in proceeds from sales of property and equipment.
We anticipate making capital expenditures in 2019 of approximately $550 million to $600 million, as we continue to expand our co-located data centers and continue to refresh a number of our office spaces.
Financing Activities
Our primary financing activities consist of issuance of securities, including common stock issued under our employee stock purchase plan, repayment of convertible notes, payments of finance lease obligations, and stock option exercises by employees and other service providers.
Cash used in financing activities in the nine months ended September 30, 2019 was $979.4 million, compared to $989.2 million cash provided by financing activities in the nine months ended September 30, 2018. The change was primarily due to $1.14 billion of net proceeds from the issuance of convertible notes net of issuance costs in the nine months ended September 30, 2018, which was reduced by a net cash outflow of $81.2 million from the purchase of convertible note hedges and sale of warrants closed in connection with the issuance of convertible notes, a $935.0 million repayment of convertible notes in the three months ended September 30, 2019, a $2.5 million decrease in proceeds from option exercises, and a $0.5 million increase in tax payments related to net share settlements of equity awards, offset by a $15.9 million decrease in payments of finance lease obligations, and an $8.9 million increase in proceeds from the issuance of shares of stock from the ESPP.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2019.

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
A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of September 30, 2019, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $28.3 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.
As of September 30, 2019, we had convertible senior notes with an aggregate principal amount of $2.10 billion. We carry the Notes at face value less amortized discount on the consolidated balance sheet. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains were immaterial for the three and nine months ended September 30, 2019 and 2018. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollar would have resulted in a gain or loss of approximately $3.4 million as of September 30, 2019.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.
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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Beginning in September 2016, multiple putative class actions and derivative actions were filed in state and federal courts in the United States against Twitter, Twitter’s directors, and/or certain former officers alleging that false and misleading statements, made in 2015, are in violation of securities laws and breached fiduciary duty. The putative class actions were consolidated in the U.S. District Court for the Northern District of California. On October 16, 2017, the court granted in part and denied in part the Company’s motion to dismiss. On July 17, 2018, the court granted plaintiffs' motion for class certification in the consolidated securities action. The Company filed a motion for summary judgment on September 13, 2019, and oral argument on the motion is scheduled for December 19, 2019. The Company disputes the claims and intends to continue to defend the lawsuits vigorously.

From time to time we notify the Irish Data Protection Commission, our designated European privacy regulator under the European Union General Data Protection Regulation, or GDPR, and other regulators, of certain personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance. We are currently the subject of inquiries by the Irish Data Protection Commission with respect to our compliance with the GDPR.
We are also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, data protection, securities, employment and contractual rights. Legal risk may be enhanced in jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary, among other things, to defend ourselves, and our users or to establish our rights.

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
The size of our mDAU and their level of engagement with advertising are critical to our success. mDAU for the three months ended September 30, 2019 was 145 million, an increase of 17% year-over-year. Our long-term financial performance will continue to be significantly determined by our success in increasing the growth rate of our mDAU as well as the number of ad engagements. Our mDAU growth rate has fluctuated over time, and it may slow or decline. To the extent our mDAU growth rate slows or the absolute number of mDAU declines, our revenue growth will become dependent on our ability to increase levels of user engagement on Twitter and increase revenue growth from third-party publishers’ websites and applications, data licensing and other offerings. We generate a substantial majority of our revenue based upon engagement by our users with the ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform and the ads that we display. A number of factors could potentially negatively affect user growth and engagement, including if:
•accounts, including influential accounts, such as those of world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands or certain age demographics, engage with other products, services or activities as an alternative to ours;
•we are unable to convince potential or new people of the value and usefulness of our products and services;
•there is a decrease in the perceived quantity, quality, usefulness or relevance of the content generated by the people who use Twitter or content partners;

•there could also be a perception that actions we take to better foster a healthy conversation or to improve relevancy on the platform negatively impact the content or ranking of content posted by certain accounts;
•our content partners terminate their relationships with us or do not renew their agreements on economic or other terms that are favorable to us;
•there are concerns related to privacy and communication, safety, security, spam, manipulation or other hostile or inappropriate usage or other factors, or our health efforts result in the removal of certain accounts;
•we fail to introduce new and improved products or services or if we introduce new or improved products or services that are not favorably received or that negatively affect user engagement;
•technical or other problems prevent us from delivering our products or services in a rapid and reliable manner or otherwise affect the user experience, including issues with connecting to the Internet;
•users have difficulty installing, updating, or otherwise accessing our products or services on mobile devices as a result of actions by us or third parties that we rely on to distribute our products and deliver our services;
•we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful and relevant to them;
•users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, format, relevance and prominence of ads or other content that we display;
•changes in our products or services that are mandated by, or that we elect to make to address, laws (such as the General Data Protection Regulation, or the GDPR) or legislation, inquiries from legislative bodies, regulatory authorities or litigation (including settlements or consent decrees) adversely affect our products or users;
•we fail to provide adequate customer service to users; or
•we do not maintain our brand image or our reputation is damaged.
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
The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generated approximately 86% of our revenue from advertising in the fiscal year ended December 31, 2018 and the nine months ended September 30, 2019. We generate substantially all of our advertising revenue through the sale of our Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers also may choose to reach users through our free products and services, instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending as well as the re-evaluation of our revenue product feature portfolio, which could result in the de-emphasis of certain product features. Our revenue growth is primarily driven by increases in the number of our mDAU, increases in ad pricing or number of ads shown driven by strong advertiser demand, increases in our clickthrough rate, as well as other factors. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase our mDAU or monetize our larger global audience. Our advertising revenue also could be adversely affected by a number of other factors, including:
•decreases in user engagement with the ads on our platform and those that we serve off of our platform;
•decreases in the size of our mDAU or the growth rate of mDAU;
•if we are unable to demonstrate the value of our Promoted Products to advertisers and advertising agencies or if we are unable to measure the value of our Promoted Products in a manner which advertisers and advertising agencies find useful or reliable;
•if we are perceived as not safe for brand advertisers;
•if we are unable to demonstrate the value of, or attract video and video advertisements to, our platform;
•decreases in the perceived quantity, quality, usefulness or relevance of our users or the content generated by our users or content partners;
•if our Promoted Products are not cost effective or not valued by certain types of advertisers or if we are unable to develop cost effective or valuable advertising services for different types of advertisers;
•if we are unable to convince advertisers and brands to invest resources in learning to use our products and services and maintaining a brand presence on Twitter;
•our advertisers’ ability to optimize their campaigns or effectively and reliably measure the results of their campaigns;
•product or service changes we may make that change the frequency or relative prominence of ads displayed on Twitter or that detrimentally impact revenue in the near term with the goal of achieving long-term benefits;
•our inability to increase advertiser demand and spend from new and existing advertisers as well as advertising inventory;
•our inability to increase the relevance of ads;
•our inability to help advertisers effectively target ads, including as a result of the fact that we do not collect extensive personal information from our users and that we do not have real-time geographic information for all of our users particularly for ads served through our mobile-focused advertising exchange;
•decreases in the cost per ad engagement;

•failure to effectively monetize our growing international user base, our logged-out audience or our syndicated audience;
•loss of advertising market share to our competitors;
•the degree to which people access Twitter content through applications that do not contain our ads;
•any arrangements or other partnerships with third parties to share our revenue;
•if our new advertising strategies do not gain traction;
•the impact of new technologies that could block or obscure the display of our ads;
•adverse legal developments relating to advertising or measurement tools related to our metrics or the effectiveness of advertising, including legislative and regulatory developments, such as GDPR and other privacy regulations, and developments in litigation;
•our inability to create new products, product features and services that sustain or increase the value of our advertising services to both our advertisers and our users;
•changes to our products or development of new products or product features that decrease users’ ad engagements or limit the types of user interactions that we count as ad engagements;
•the impact of fraudulent clicks or spam on our Promoted Products and our users;
•changes in the way our advertising is priced; and
•the impact of macroeconomic conditions and conditions in the advertising industry in general.
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
We believe that our ability to compete effectively for users depends upon many factors both within and beyond our control, including:
•the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors;
•the amount, quality and timeliness of content generated by our users and content partners;
•the timing and market acceptance of our products and services;
•our ability, in and of itself, and in comparison to the ability of our competitors, to develop new products and services and enhancements to existing products and services;
•the frequency and relative prominence of the ads displayed by us or our competitors;
•our ability to establish and maintain relationships with content partners;
•our ability to develop a reliable, scalable, secure, high-performance technology infrastructure that can efficiently handle increased usage globally;
•changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements, consent decrees and the GDPR, some of which may have a disproportionate effect on us;

•the application of antitrust laws both in the United States and internationally;
•the continued adoption of our products and services internationally;
•our ability to establish and maintain relationships with platform partners that integrate with our platform;
•acquisitions or consolidation within our industry, which may result in more formidable competitors; and
•our reputation and brand strength relative to our competitors.
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
We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:
•the size and composition of our user base relative to those of our competitors;
•our ad targeting and measurement capabilities, and those of our competitors;
•the timing and market acceptance of our advertising services, and those of our competitors;
•our marketing and selling efforts, and those of our competitors;
•the pricing of our advertising products and services relative to those of our competitors;
•the actual or perceived return our advertisers receive from our advertising services, and those of our competitors; and
•our reputation and the strength of our brand relative to our competitors.
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
Our quarterly operating results have fluctuated in the past and will fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicators of future performance. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
•our ability to provide something valuable to people on Twitter every day and grow our mDAU;
•our ability to attract and retain advertisers, content partners and platform partners;
•the occurrence of planned significant events, such as the World Cup, Super Bowl, Champions League Final, World Series, the Olympics and the Oscars, or unplanned significant events, such as natural disasters and political revolutions, as well as seasonality which may differ from our expectations;
•the pricing of our products and services;
•the development and introduction of new products or services, changes in features of existing products or services or de-emphasis or termination of existing products, product features or services;
•the impact of competitors or competitive products and services;
•our ability to maintain or increase revenue;
•our ability to maintain or improve gross margins and operating margins;
•increases in research and development, marketing and sales and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•stock-based compensation expense;

•costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs;
•system failures resulting in the inaccessibility of our products and services;
•breaches of security or privacy, and the costs associated with remediating any such breaches;
•adverse litigation judgments, settlements or other litigation-related costs, and the fees associated with investigating and defending claims;
•changes in the legislative or regulatory environment, including with respect to security, tax, privacy, data protection, or content, or enforcement by government regulators, including fines, orders or consent decrees;
•changes in reserves or other non-cash credits or charges, such as releases of deferred tax asset valuation allowances, impairment charges or purchase accounting adjustments;
•changes in our expected estimated useful life of property and equipment and intangible assets;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•changes in U.S. generally accepted accounting principles; and
•changes in global business or macroeconomic conditions.
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
If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, our user base may expand more rapidly in international regions where we are less successful in monetizing our products and services. As our user base continues to expand internationally, we will need to increase revenue from the activity generated by our international users in order to grow our business. For example, average mDAU outside the United States constituted 79% of our average mDAU in the three months ended September 30, 2019, but our international revenue, as determined based on the billing location of our customers, was only 43% of our consolidated revenue in the three months ended September 30, 2019. Our inability to successfully expand our business internationally could adversely affect our business, financial condition and operating results.
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
Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, in the third quarter of 2019, we announced that we had discovered, and took steps to remediate, bugs that primarily affected our legacy MAP product, impacting our ability to target ads and share data with our measurement and ad partners. We also discovered that certain personalization and data settings were not operating as expected. As was the case with these errors, errors in our software code may only be discovered after the product or service has been released. Errors, vulnerabilities, or other design defects within the software on which we rely may result in a negative experience for users, partners and advertisers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of content or platform partners, loss of advertisers or advertising revenue or liability for damages or other relief sought in lawsuits, regulatory inquiries or other proceedings, any of which could adversely affect our business and operating results.
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
Since our inception, we have incurred significant operating losses, and, as of September 30, 2019, we had an accumulated deficit of $107.2 million. Our revenue has grown from $664.9 million in 2013 to $3.04 billion in 2018. While we were profitable on a GAAP basis in the nine months ended September 30, 2019 and the year ended 2018, we believe that our future revenue growth and our ability to maintain profitability will depend on, among other factors, our ability to attract new users, increase user engagement and ad engagement, increase our brand awareness, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our costs may increase in future periods as we continue to expend substantial financial resources on:
•our technology infrastructure;
•research and development for our products and services;
•sales and marketing;
•attracting and retaining talented employees;
•strategic opportunities, including commercial relationships and acquisitions; and
•general administration, including personnel costs and legal and accounting expenses related to being a public company.
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
We have offices around the world and our products and services are available in multiple languages. However, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. Our international operations have required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
•recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•providing our products and services and operating across a significant distance, in different languages and among different cultures, including the potential need to modify our products, services, content and features to ensure that they are culturally relevant in different countries;
•increased competition from largely regional websites, mobile applications and services that provide real-time communications and have strong positions in particular countries, which have expanded and may continue to expand their geographic footprint;
•differing and potentially lower levels of user growth, user engagement and ad engagement in new and emerging geographies;
•different levels of advertiser demand;
•greater difficulty in monetizing our products and services;
•compliance with applicable foreign laws and regulations, including laws and regulations with respect to privacy, data security, consumer protection, copyright, fake news, hate speech, spam and content, and the risk of penalties to our users and individual members of management if our practices are deemed to be out of compliance;
•burdens of complying with various foreign laws, including laws related to taxation, content removal, data localization, and regulatory oversight;
•longer payment cycles in some countries;
•credit risk and higher levels of payment fraud;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States;
•compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act and the U.K. Bribery Act, including by our business partners;
•currency exchange rate fluctuations;
•foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;
•political and economic instability in some countries;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and
•higher costs of doing business internationally, including increased accounting, travel, infrastructure and legal compliance costs.
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
From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy or data protection rights of users and others. While we strive to comply with applicable privacy and data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to so comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, in June 2018 California enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union, or EU, and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. For example, the GDPR went into effect in May 2018. The GDPR includes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we rely on a variety of legal bases to transfer certain personal information outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework, the Swiss-U.S. Privacy Shield Framework, and EU Standard Contractual Clauses, or SCCs. The EU-U.S. Privacy Shield Framework is currently under review by regulatory authorities and it and the SCCs are both the subject of legal challenges in European courts. As a result of these legal challenges, the EU-U.S. Privacy Shield Framework and the SCCs may be modified or invalidated. The absence of successor legal bases for continued data transfer could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. Any of these changes with respect to EU data protection law could disrupt our business.
Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU (often referred to as “Brexit”), which is currently scheduled to take effect on October 31, 2019. If no agreement is entered into between the United Kingdom and the EU, and no extension is agreed upon, the withdrawal will proceed without an agreement, and transitional provisions may or may not be put in place. The effect of Brexit will depend on agreements, if any, the United Kingdom makes to retain access to EU markets. Brexit creates economic and legal uncertainty in the region and could adversely affect the tax, currency, operational, legal and regulatory regimes to which our business is subject. Brexit may adversely affect our revenues and subject us to new regulatory costs and challenges, in addition to other adverse effects that we are unable effectively to anticipate.
The United Kingdom implemented a Data Protection Act, effective in May 2018, that substantially implements the GDPR. Brexit has created uncertainty with regard to the requirements for data transfers between the United Kingdom and the EU and other jurisdictions.
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

Additionally, we have relationships with third parties that perform a variety of functions such as payments processing, tokenization, vaulting, currency conversion, fraud prevention and data security audits. The laws and regulations related to online payments and other activities of these third parties, including those relating to the processing of data, are complex, subject to change, and vary across different jurisdictions in the United States and globally. As a result, we may be required to spend significant time, effort and expense to comply with applicable laws and regulations. Any failure or claim of our failure to comply, or any failure or claim of failure by the above-mentioned third parties to comply, could increase our costs or could result in liabilities. Additionally, because Twitter accepts payment via credit cards and is certified as a PCI Level 1 service provider, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard.
The U.S. and foreign laws and regulations described above, as well as any associated inquiries or investigations or any other regulatory actions, may be costly to comply with and may delay or impede the development of new products and services, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
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
From time to time we notify the Irish Data Protection Commission and other regulators of certain personal data breaches and privacy or data protection issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance. We are currently the subject of inquiries by the Irish Data Protection Commission with respect to our compliance with the GDPR. In the past, we have been subject to regulatory investigations, and we expect to continue to be subject to regulatory scrutiny as our business grows and awareness of our brand increases.
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
It is possible that a regulatory inquiry, investigation or audit could cause us to incur substantial fines and costs, result in reputational harm, prevent us from offering certain products, services, features or functionalities, require us to change our policies or practices, divert management and other resources from our business, or adversely affect our business. Violation of existing or future regulatory orders, settlements or consent decrees could subject us to substantial fines and other penalties that could negatively affect our financial condition and operating results.

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
The number of our active users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the third quarter of 2019 continued to represent fewer than 5% of our mDAU during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our active users, but we otherwise treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and content partners, advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. For example, we believe that mDAU, and its related growth, are the best ways to measure our success against our objectives and to show the size of our audience and engagement going forward, so we discontinued disclosing monthly active usage (MAU) after the first quarter of 2019. In the past, we also stopped disclosing timeline views as we no longer believed that metric was helpful in measuring engagement on our platform. If investors, analysts or customers do not believe our reported measures, such as mDAU, are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be harmed.
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
In the three months ended September 30, 2019, more than 90% of our advertising revenue was generated from mobile devices. Since we generate a majority of advertising revenue through users on mobile devices, we must continue to drive adoption of our mobile applications. However, in emerging markets like India and Pakistan, a significant portion of users use feature phones and communicate via SMS messaging, both of which have limited functionality and neither of which may be able to take full advantage of our products and services offered on smartphone or our website or desktop applications. In addition, mobile users frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our users do not install our mobile application when they change or upgrade their mobile device. Although we generate the majority of our advertising revenue from ad engagements on mobile devices, certain of our products and services, including Promoted Trends and Promoted Accounts, receive less prominence on our mobile applications than they do on our desktop applications. This has in the past reduced, and may in the future continue to reduce, the amount of revenue we are able to generate from these products and services as users increasingly access our products and services through mobile and alternative devices. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.
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
Our success will depend, in part, on our ability to expand our products, product features and services, and grow our business in response to changing technologies, user and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Periscope, a live-streaming video mobile application, and MoPub, a mobile-focused advertising exchange. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•retention of key employees from the acquired company;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources and other administrative systems and processes;
•the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•unanticipated write-offs or charges; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.
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
In 2014, we issued $935.0 million in aggregate principal amount of 0.25% convertible senior notes due 2019, or the 2019 Notes, and $954.0 million in aggregate principal amount of 1.00% convertible senior notes due in 2021, or the 2021 Notes, in private placements to qualified institutional buyers. In June 2018, we issued an additional $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024, which we refer to as the Notes when taken together with the 2021 Notes, in a private placement to qualified institutional buyers. As of September 30, 2019, we had a total par value of $2.10 billion of outstanding Notes. We repaid the 2019 Notes with cash on hand at their maturity in September 2019.
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
Our income tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations. We are subject to review and audit by United States (federal and state), Ireland, and other foreign tax authorities and the laws in those countries are subject to interpretation. Tax authorities may disagree with and challenge some of the positions we have taken and any adverse outcome of such an audit could have a negative effect on our financial position and operating results. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations or accounting principles, as well as certain discrete items. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. Greater than anticipated tax expenses, or disputes with tax authorities, could adversely impact our operating results. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed changes to tax laws regarding digital services that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.
On October 5, 2015, the Organization for Economic Cooperation and Development (OECD), an international association of 34 countries, including the U.S., Ireland, and UK, released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. On July 25, 2019, France introduced a digital services tax at a rate of 3% on revenues derived from digital activities in France. This significantly increases our tax obligations in France. The UK and a number of other countries are proposing to introduce similar tax laws in 2020. On October 9, 2019, the OECD published a proposal to address the tax challenges of the digitalization of the economy. The proposal seeks to allocate a greater share of taxing rights to countries where consumers are located, regardless of a business' physical presence there. The OECD's proposal, if implemented, would represent a significant change in the international tax regime and would likely adversely impact our operating results.
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
Under generally accepted accounting principles in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2019, we had recorded a total of $1.29 billion of goodwill and intangible assets. An adverse change in market conditions or financial results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.
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
Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:
•creating a classified board of directors whose members serve staggered three-year terms;
•authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•limiting the ability of our stockholders to call and bring business before special meetings;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and
•controlling the procedures for the conduct and scheduling of stockholder meetings.

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
The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. From January 1, 2018 to September 30, 2019, the reported high and low sales prices of our common stock has ranged from $47.79 to $22.04. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our common stock by us or our stockholders;
•rumors and market speculation involving us or other companies in our industry;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial or non-financial metric projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•announcements by us or our competitors of new products or services;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•actual or anticipated changes in our operating results or fluctuations in our operating results;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•our issuance of shares of our common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Notes;
•litigation or regulatory action involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†  The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Twitter, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TWITTER, INC.
Date: October 29, 2019	By:	/s/ Jack Dorsey
Jack Dorsey Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2019	By:	/s/ Ned Segal
Ned Segal Chief Financial Officer (Principal Financial Officer)