Form 10-Q
period 2020-03-31
TWITTER, INC.
filed 2020-05-05
CIK 1418091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2020 was 784,629,121.

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

•the impact of the COVID-19 pandemic and related responses of businesses and governments to the pandemic on our operations and personnel, and on commercial activity and advertiser demand across our platform and on our operating results;
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
We define mDAU as people, organizations, or other accounts who logged in or were otherwise authenticated and accessed Twitter on any given day through twitter.com or Twitter applications that are able to show ads. Average mDAU for a period represents the number of mDAU on each day of such period divided by the number of days for such period. Changes in mDAU are a measure of changes in the size of our daily logged in or otherwise authenticated active total accounts. To calculate the year-over-year change in mDAU, we subtract the average mDAU for the three months ended in the previous year from the average mDAU for the same three months ended in the current year and divide the result by the average mDAU for the three months ended in the previous year. Additionally, our calculation of mDAU is not based on any standardized industry methodology and is not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our measures of mDAU growth and engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology.
The numbers of mDAU presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement across our large number of total accounts around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that the average of false or spam accounts during the first quarter of 2020 represented fewer than 5% of our mDAU during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation, and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation, or fake, we stop counting it in our mDAU, or other related metrics. We also treat multiple accounts held by a single person or organization as multiple mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform.
In addition, geographic location data collected for purposes of reporting the geographic location of our mDAU is based on the IP address or phone number associated with the account when an account is initially registered on Twitter. The IP address or phone number may not always accurately reflect a person’s actual location at the time they engaged with our platform. For example, someone accessing Twitter from the location of the proxy server that the person connects to rather than from the person’s actual location.
We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TWITTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$3,463,349	$1,799,082
Short-term investments	4,207,315	4,839,970
Accounts receivable, net of allowance for doubtful accounts of $15,852 and $2,401	656,377	850,184
Prepaid expenses and other current assets	140,538	130,839
Total current assets	8,467,579	7,620,075
Property and equipment, net	1,081,371	1,031,781
Operating lease right-of-use assets	666,527	697,095
Intangible assets, net	64,565	55,106
Goodwill	1,269,633	1,256,699
Deferred tax assets, net	1,856,293	1,908,086
Other assets	134,757	134,547
Total assets	$13,540,725	$12,703,389
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$183,921	$161,148
Accrued and other current liabilities	370,256	500,893
Operating lease liabilities, short-term	141,955	146,959
Finance lease liabilities, short-term	13,888	23,476
Total current liabilities	710,020	832,476
Convertible notes, long-term	2,706,038	1,816,833
Senior notes, long-term	692,240	691,967
Operating lease liabilities, long-term	582,872	609,245
Deferred and other long-term tax liabilities, net	25,366	24,170
Other long-term liabilities	28,562	24,312
Total liabilities	4,745,098	3,999,003
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 784,100 and 779,619 shares issued and outstanding	4	4
Additional paid-in capital	8,952,059	8,763,330
Accumulated other comprehensive loss	(157,997)	(70,534)
Retained earnings	1,561	11,586
Total stockholders' equity	8,795,627	8,704,386
Total liabilities and stockholders' equity	$13,540,725	$12,703,389

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$807,637	$786,890
Costs and expenses
Cost of revenue	284,037	264,011
Research and development	200,388	146,246
Sales and marketing	221,287	205,799
General and administrative	109,368	77,176
Total costs and expenses	815,080	693,232
Income (loss) from operations	(7,443)	93,658
Interest expense	(33,270)	(37,260)
Interest income	32,897	40,541
Other expense, net	(7,719)	(436)
Income (loss) before income taxes	(15,535)	96,503
Benefit from income taxes	(7,139)	(94,301)
Net income (loss)	$(8,396)	$190,804
Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$0.25
Diluted	$(0.01)	$0.25
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	780,688	764,550
Diluted	780,688	777,689

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(8,396)	$190,804
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	(26,360)	8,848
Change in foreign currency translation adjustment	(61,103)	(202)
Net change in accumulated other comprehensive income (loss)	(87,463)	8,646
Comprehensive income (loss)	$(95,859)	$199,450

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	779,619	$4	764,257	$4
Issuance of common stock in connection with RSU vesting	4,225	—	3,889	—
Issuance of restricted stock in connection with acquisitions accounted for as stock-based compensation	412	—	—	—
Exercise of stock options	181	—	72	—
Shares withheld related to net share settlement of equity awards	(337)	—	(305)	—
Balance, end of period	784,100	$4	767,913	$4
Additional paid-in capital
Balance, beginning of period	—	$8,763,330	—	$8,324,974
Issuance of restricted stock in connection with acquisitions	—	1,312	—	—
Exercise of stock options	—	305	—	96
Shares withheld related to net share settlement of equity awards	—	(11,693)	—	(9,477)
Stock-based compensation	—	106,596	—	93,156
Equity component of the convertible note issuance, net	—	92,209	—	—
Balance, end of period	—	$8,952,059	—	$8,408,749
Accumulated other comprehensive loss
Balance, beginning of period	—	$(70,534)	—	$(65,311)
Other comprehensive income (loss)	—	(87,463)	—	8,646
Balance, end of period	—	$(157,997)	—	$(56,665)
Retained earnings (Accumulated deficit)
Balance, beginning of period	—	$11,586	—	$(1,454,073)
Cumulative-effect adjustment from adoption of current expected credit loss guidance	—	(1,629)	—	—
Net income (loss)	—	(8,396)	—	190,804
Balance, end of period	—	$1,561	—	$(1,263,269)
Total stockholders' equity	784,100	$8,795,627	767,913	$7,088,819

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(8,396)	$190,804
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	120,649	113,474
Stock-based compensation expense	97,903	83,491
Amortization of discount on convertible notes	21,504	30,877
Bad debt expense	14,067	627
Deferred income taxes	(7,024)	14,364
Deferred tax assets establishment related to intra-entity transfers of intangible assets	—	(124,420)
Impairment of investments in privately-held companies	8,003	—
Other adjustments	(8,425)	3,446
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	168,932	103,633
Prepaid expenses and other assets	(6,252)	(9,284)
Operating lease right-of-use assets	38,749	35,433
Accounts payable	(14,480)	(12,879)
Accrued and other liabilities	(139,168)	(47,997)
Operating lease liabilities	(39,295)	(29,876)
Net cash provided by operating activities	246,767	351,693
Cash flows from investing activities
Purchases of property and equipment	(122,667)	(83,026)
Proceeds from sales of property and equipment	1,623	1,956
Purchases of marketable securities	(1,233,530)	(1,635,142)
Proceeds from maturities of marketable securities	1,125,634	1,711,300
Proceeds from sales of marketable securities	722,253	34,358
Business combinations, net of cash acquired	(14,780)	—
Other investing activities	(12,389)	—
Net cash provided by investing activities	466,144	29,446
Cash flows from financing activities
Proceeds from issuance of convertible notes	1,000,000	—
Debt issuance costs	(14,662)	—
Taxes paid related to net share settlement of equity awards	(11,693)	(9,477)
Payments of finance lease obligations	(9,966)	(19,719)
Proceeds from exercise of stock options	305	95
Net cash provided by (used in) financing activities	963,984	(29,101)
Net increase in cash, cash equivalents and restricted cash	1,676,895	352,038
Foreign exchange effect on cash, cash equivalents and restricted cash	(11,948)	(146)
Cash, cash equivalents and restricted cash at beginning of period	1,827,666	1,921,875
Cash, cash equivalents and restricted cash at end of period	$3,492,613	$2,273,767
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$1,312	$—
Changes in accrued property and equipment purchases	$38,512	$43,720
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$3,463,349	$2,247,661
Restricted cash included in prepaid expenses and other current assets	1,846	1,222
Restricted cash included in other assets	27,418	24,884
Total cash, cash equivalents and restricted cash	$3,492,613	$2,273,767

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
The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
COVID-19 Impacts
The COVID-19 pandemic has caused widespread economic disruption and has impacted the Company in a number of ways, most notably a significant decrease in global advertising spend in March 2020. The Company expects the extent of the impact on its financial and operational results will depend on the duration and severity of the economic disruption caused by the COVID-19 pandemic.
As of March 31, 2020, the Company had $7.67 billion of cash, cash equivalents and short-term investments in marketable securities. If required, the Company may take certain liquidity mitigation actions in the future; however, it does not believe such actions are necessary based on its current forecasts. The Company believes that the existing cash, cash equivalents and short-term investments balances, together with cash generated by operations will be sufficient to meet its working capital and capital expenditure requirements in the foreseeable future based on its current expectations of the impact of the COVID-19 pandemic.
The Company considered the impacts of the COVID-19 pandemic on its significant estimates and judgments used in applying its accounting policies in the three months ended March 31, 2020. In light of the pandemic, there is a greater degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to its estimates and judgments could result in a meaningful impact to its financial statements in future periods. Some of the more reasonably possible and significant items subject to a greater degree of uncertainty during this time include estimates of revenue collectibility and credit losses related to accounts receivable, unbilled revenue, and investments in debt securities, investments in privately-held companies, and valuation allowance against deferred tax assets.

Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued a new accounting standard update on the measurement of credit losses on financial instruments. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected and available-for-sale debt securities to record credit losses through an allowance for credit losses. The Company adopted this new accounting standard on January 1, 2020 using a modified retrospective method. In connection with the adoption of this guidance, the Company recorded a cumulative-effect adjustment of $1.6 million to opening retained earnings as of January 1, 2020, related to additional allowance for credit losses on doubtful accounts and unbilled revenue.
In August 2018, the FASB issued a new accounting standard update which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The update eliminates the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and introduces a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this new accounting standard on January 1, 2020, using the prospective method, and the adoption did not have a material impact on the Company’s financial statements and related disclosures.
In August 2018, the FASB issued a new accounting standard update requiring a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The Company adopted the new accounting standard update on January 1, 2020, using the prospective method, and the adoption did not have a material impact on the Company’s financial statements and related disclosures.
In December 2019, the FASB issued a new accounting standard update to simplify the accounting for income taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted this guidance on January 1, 2020, using the modified retrospective method, and the adoption did not have a material impact on the Company's financial statements and related disclosures.
With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that are of significance or potential significance to the Company.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the policies noted below, which changed as a result of the adoption of the new standard on the measurement of credit losses on financial instruments.
Accounts Receivable, Net
The Company records accounts receivable at the invoiced amount. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, the customer’s current financial condition, and now considers macro-economic factors such as gross domestic product (“GDP”) growth rates to estimate expected future credit losses. In the three months ended March 31, 2020, the Company recorded $14.1 million of incremental allowance for doubtful accounts, including estimated future losses in consideration of the impact of the COVID-19 pandemic on the economy and the Company, offset by $0.6 million of other adjustments. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to determine future expected losses on its accounts receivable. Actual future bad debt could differ materially from this estimate and additional bad debt could be incurred as the duration and severity of the impact of the COVID-19 pandemic remains uncertain.
Unbilled Revenue (Contract Assets)
The Company evaluates whether its unbilled revenue is exposed to potential credit losses by considering factors such as the creditworthiness of its customers, the term over which unbilled revenue will be recognized, historical impairment of unbilled revenue, and contemplation of projected macroeconomic factors such as GDP growth rates. As of March 31, 2020, the Company recorded an immaterial amount of allowance for credit losses on unbilled revenue in consideration of the impact of the COVID-19 pandemic on the economy and the Company. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to determine future expected credit losses on its unbilled revenue. Actual results could differ materially from the Company’s estimates given the uncertainty arising from the COVID-19 pandemic.

Cash, Cash Equivalents and Short-term Investments
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale securities at fair value. The Company reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be credit-related which are recorded as other expense, net in the consolidated statements of operations and reports an allowance for credit losses in short-term investments on the balance sheet, if any.
The gross unrealized loss on available-for-sale debt securities as of March 31, 2020 was $22.6 million, primarily attributable to the economic uncertainty related to the COVID-19 pandemic, which led to volatile prices of the Company's corporate debt securities. The Company's investment policy only allows purchases of investment-grade notes and provides guidelines on concentrations to ensure minimum risk of loss. The Company evaluated whether the unrealized loss was the result of the credit worthiness of the corporate notes it held, or other non-credit-related factors such as liquidity by reviewing a number of factors such as the implied yield of the corporate note based on the market price, the nature of the invested entity's business or industry, market capitalization relative to debt, changes in credit ratings, and the market prices of the corporate notes subsequent to quarter end. The Company concluded that there were no expected credit losses related to its available-for-sale debt securities as of March 31, 2020. As such, the Company reported the unrealized loss as of March 31, 2020 in other comprehensive income (loss) as a component of stockholders’ equity rather than in other expense, net in the consolidated statements of operations. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. As of March 31, 2020, no allowance for credit losses in short-term investments was recorded. However, given the uncertainty surrounding the severity and duration of the COVID-19 pandemic, the Company could incur future unrealized losses on available-for-sale debt securities that are credit-related, which will be recorded in other expense, net in the consolidated statements of operations.
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
Revenue by geography is based on the billing address of the customers. The following tables set forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue by services:
Advertising services	$682,192	$679,466
Data licensing and other	125,445	107,424
Total revenue	$807,637	$786,890

	Three Months Ended March 31,
	2020	2019
Revenue by geographic area:
United States	$468,430	$432,356
Japan	131,132	135,571
Rest of World	208,075	218,963
Total revenue	$807,637	$786,890

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
The following table presents contract balances (in thousands):

	March 31, 2020	December 31, 2019
Unbilled revenue	$29,018	$27,691
Deferred revenue	$48,860	$69,000
The amount of revenue recognized in the three months ended March 31, 2020 that was included in the deferred revenue balance as of December 31, 2019 was $45.3 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus ads inventory earned by and material rights provided to customers in prior periods and the satisfaction of the Company’s performance obligations relating to data licensing contracts with advance cash payments or material rights.
The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.
The increase in unbilled revenue balance from December 31, 2019 to March 31, 2020 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.
The decrease in deferred revenue balance from December 31, 2019 to March 31, 2020 was primarily due to utilization of bonus and make good ads inventory earned in prior periods and the satisfaction of its performance obligations relating to data licensing contracts with advance cash payments or material rights, offset by bonus and make good ads inventory offered to customers during the period.
Remaining Performance Obligations
As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $815.4 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term advertising service arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
	Total	Remainder of 2020	2021	2022 and Thereafter
Revenue expected to be recognized on remaining performance obligations	$815,446	$220,308	$249,190	$345,948

Note 3. Cash, Cash Equivalents and Short-term Investments
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$235,429	$254,405
Money market funds	2,617,093	465,158
Corporate notes, commercial paper and certificates of deposit	610,827	1,079,519
Total cash and cash equivalents	$3,463,349	$1,799,082
Short-term investments:
U.S. government and agency securities including treasury bills	$248,948	$660,860
Corporate notes, commercial paper and certificates of deposit	3,957,867	4,179,110
Marketable equity securities	500	—
Total short-term investments	$4,207,315	$4,839,970
The contractual maturities of debt securities classified as available-for-sale as of March 31, 2020 were as follows (in thousands):

March 31, 2020
Due within one year	$2,401,260
Due after one year through five years	1,805,555
Total	$4,206,815

The following tables summarize unrealized gains and losses related to available-for-sale debt securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	March 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities including treasury bills	$247,262	$1,686	$—	$248,948
Corporate notes, commercial paper and certificates of deposit	3,972,693	7,817	(22,643)	3,957,867
Total available-for-sale debt securities classified as short-term investments	$4,219,955	$9,503	$(22,643)	$4,206,815

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities including treasury bills	$660,361	$1,049	$(550)	$660,860
Corporate notes, commercial paper and certificates of deposit	4,166,203	13,133	(226)	4,179,110
Total available-for-sale debt securities classified as short-term investments	$4,826,564	$14,182	$(776)	$4,839,970
The gross unrealized loss on available-for-sale debt securities in a continuous loss position for 12 months or longer was not material as of March 31, 2020 and December 31, 2019.
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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 based on the three-tier fair value hierarchy (in thousands):

	March 31, 2020
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$2,617,093	$—	$2,617,093
Corporate notes	—	6,414	6,414
Commercial paper	—	604,413	604,413
Short-term investments:
U.S. government and agency securities	—	248,948	248,948
Corporate notes	—	2,517,406	2,517,406
Commercial paper	—	1,051,720	1,051,720
Certificates of deposit	—	388,741	388,741
Marketable equity securities	500	—	500
Other current assets:
Foreign currency contracts	—	1,979	1,979
Total	$2,617,593	$4,819,621	$7,437,214
Liabilities
Other current liabilities:
Foreign currency contracts	—	4,646	4,646
Total	$—	$4,646	$4,646

	December 31, 2019
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$465,158	$—	$465,158
Corporate notes	—	8,246	8,246
Commercial paper	—	1,031,825	1,031,825
Certificates of deposit	—	39,448	39,448
Short-term investments:
U.S. government and agency securities	—	660,860	660,860
Corporate notes	—	2,468,429	2,468,429
Commercial paper	—	1,236,487	1,236,487
Certificates of deposit	—	474,194	474,194
Other current assets:
Foreign currency contracts	—	3,756	3,756
Total	$465,158	$5,923,245	$6,388,403
Liabilities
Other current liabilities:
Foreign currency contracts	—	1,573	1,573
Total	$—	$1,573	$1,573
The Company has $954.0 million in aggregate principal amount of 1.00% convertible senior notes due in 2021, or the 2021 Notes, $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024, or the 2024 Notes, $1.0 billion in aggregate principal amount of 0.375% convertible senior notes due in 2025, or the 2025 Notes, and, taken together with the 2021 Notes and the 2024 Notes, the Convertible Notes. The Company also has $700.0 million in aggregate principal amount of 3.875% senior notes due in 2027, or the 2027 Notes, and, together with the Convertible Notes, the Notes, outstanding as of March 31, 2020. Refer to Note 10 – Senior Notes and Convertible Notes for further details on the Notes.
The estimated fair value of the 2021 Notes, the 2024 Notes, and the 2027 Notes, based on a market approach as of March 31, 2020 was approximately $910.5 million, $1.04 billion, and $672.8 million, respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

The estimated fair value of the 2025 Notes, based on a binomial model, as of March 31, 2020 was approximately $980.6 million, which represents a Level 3 valuation. The Level 3 inputs used include risk free rate, volatility and discount yield.
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
The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives in other expense, net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $428.4 million and $456.1 million at March 31, 2020 and December 31, 2019, respectively.
The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

	Balance Sheet Location	March 31, 2020	December 31, 2019
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$1,979	$3,756
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$4,646	$1,573
The Company recognized $11.7 million and $0.6 million of net losses on its foreign currency contracts in the three months ended March 31, 2020 and 2019, respectively.
Note 5. Property and Equipment, Net
The following tables set forth property and equipment, net by type and by geographic area for the periods presented (in thousands):

	March 31, 2020	December 31, 2019
Property and equipment, net
Equipment	$1,532,086	$1,445,003
Furniture and leasehold improvements	351,145	347,983
Capitalized software	714,988	688,894
Construction in progress	97,195	100,551
Total	2,695,414	2,582,431
Less: Accumulated depreciation and amortization	(1,614,043)	(1,550,650)
Property and equipment, net	$1,081,371	$1,031,781

	March 31, 2020	December 31, 2019
Property and equipment, net:
United States	$1,053,030	$999,552
International	28,341	32,229
Total property and equipment, net	$1,081,371	$1,031,781

Note 6. Operating and Finance Leases
The Company has operating leases primarily for office space and data center facilities. The Company’s server and networking equipment leases typically are accounted for as finance leases. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $13.3 million and $6.2 million in the three months ended March 31, 2020 and 2019, respectively. There were no material changes in the Company's operating and finance leases in the three months ended March 31, 2020, as compared to the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Note 7. Goodwill and Intangible Assets
The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2019	$1,256,699
Acquisition	18,590
Other	(5,656)
Balance as of March 31, 2020	$1,269,633
For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded. The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2020:
Patents and developed technologies	$109,703	$(46,551)	$63,152
Other	1,433	(20)	1,413
Total	$111,136	$(46,571)	$64,565
December 31, 2019:
Patents and developed technologies	$96,636	$(41,530)	$55,106
Total	$96,636	$(41,530)	$55,106
Amortization expense associated with intangible assets for the three months ended March 31, 2020 and 2019 was $5.0 million and $4.8 million, respectively.
Estimated future amortization expense as of March 31, 2020 is as follows (in thousands):

Remainder of 2020	$16,948
2021	15,815
2022	10,589
2023	6,829
2024	6,026
Thereafter	8,358
Total	$64,565

Note 8. Accrued and Other Current Liabilities
The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	March 31, 2020	December 31, 2019
Accrued compensation	$126,412	$190,465
Deferred revenue	44,734	68,987
Accrued professional services	41,740	38,596
Accrued publisher, content and ad network costs	28,276	45,265
Accrued tax liabilities	14,372	45,967
Accrued other	114,722	111,613
Total	$370,256	$500,893

Note 9. Acquisitions and Other Investments
2020 Acquisition
During the three months ended March 31, 2020, the Company made an acquisition of a company, which was accounted for as a business combination. The purchase price was $20.5 million, which was allocated as follows: $1.5 million to developed technology, $0.4 million to net assets assumed based on their estimated fair value on the acquisition date, and the excess $18.6 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisition is mainly attributable to assembled workforce, expected synergies and other benefits. The goodwill is not tax deductible. The developed technology will be amortized on a straight-line basis over its estimated useful life of up to 12 months.

The results of operations for this acquisition have been included in the Company’s consolidated statements of operations since the date of acquisition. Actual and pro forma revenue and results of operations for this acquisition have not been presented because they do not have a material impact on the consolidated revenue and results of operations.
Investments in Privately-Held Companies
From time to time, the Company makes strategic investments in privately-held companies. The Company evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of March 31, 2020, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. The Company accounts for its investments in privately-held companies either under equity method accounting or by adjusting the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other expense, net. The Company’s non-marketable equity securities had a combined carrying value of $76.7 million and $77.7 million as of March 31, 2020 and December 31, 2019, respectively. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within other assets on the consolidated balance sheets.
The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing. The Company recorded an impairment charge of $8.0 million in the three months ended March 31, 2020 within other expense, net in the consolidated statements of operations. No impairment charge was recorded in the three months ended March 31, 2019.
Note 10. Senior Notes and Convertible Notes
Senior Notes
2027 Notes
In 2019, the Company issued $700.0 million aggregate principal amount of the 3.875% senior notes due 2027, or the 2027 Notes, in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933. The total net proceeds from this offering were approximately $691.9 million, after deducting $8.1 million of debt issuance costs in connection with the issuance of the 2027 Notes. The 2027 Notes represent senior unsecured obligations of the Company. The interest rate is fixed at 3.875% per annum and interest is payable semi-annually in arrears on June 15 and December 15 of each year, which will commence on June 15, 2020. The 2027 Notes mature on December 15, 2027.
Convertible Notes
2025 Notes
In March 2020, the Company entered into an investment agreement (the "Investment Agreement") with Silver Lake Partners V DE (AIV), L.P. (“Silver Lake”) relating to the issuance and sale to Silver Lake of $1.0 billion in aggregate principal amount of the Company's 0.375% convertible senior notes due 2025, or the 2025 Notes. The total net proceeds from this offering were approximately $985.3 million, after deducting $14.7 million of debt issuance costs in connection with the 2025 Notes.
The 2025 Notes represent senior unsecured obligations of the Company. The interest rate is fixed at 0.375% per annum and interest is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2020. The 2025 Notes mature on March 15, 2025, subject to earlier conversion, redemption or repurchase.
The 2025 Notes are convertible at the option of the holder at any time until the scheduled trading day prior to the maturity date, including in connection with a redemption by the Company. The 2025 Notes will be convertible into shares of the Company’s common stock based on an initial conversion rate of 24.0964 shares of common stock per $1,000 principal amount of the 2025 Notes, which is equal to an initial conversion price of $41.50 per share, subject to customary anti-dilution and other adjustments, including in connection with any make-whole adjustment as a result of certain extraordinary transactions.
Upon conversion of the 2025 Notes, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as set forth in the indenture governing the 2025 Notes) calculated on a proportionate basis for each trading day in a 30 trading day observation period.

On or after March 20, 2022, the 2025 Notes will be redeemable by the Company in the event that the closing sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice at a redemption price of 100% of the principal amount of such 2025 Notes, plus accrued and unpaid interest to, but excluding, the redemption date.
With certain exceptions, upon a change of control of the Company or a fundamental change (as defined in the indenture governing the 2025 Notes), the holders of the 2025 Notes may require that the Company repurchase all or part of the principal amount of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.
Pursuant to the Investment Agreement, and subject to certain exceptions, Silver Lake will be restricted from transferring or entering into an agreement that transfers the economic consequences of ownership of the 2025 Notes or converting the 2025 Notes prior to the earlier of (i) the two year anniversary of the original issue date of the 2025 Notes or (ii) immediately prior to the consummation of a change of control of the Company. Exceptions to such restrictions on transfer include, among others: a) transfers to affiliates of Silver Lake, b) transfers to the Company or any of its subsidiaries, c) transfers to a third party where the net proceeds of such sale are solely used to satisfy a margin call or repay a permitted loan or d) transfers in connection with certain merger and acquisition events.
In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option associated with the 2025 Notes from the respective host debt instrument, which is referred to as debt discount, and initially recorded the conversion option of $121.4 million for the 2025 Notes in stockholders’ equity. The resulting debt discount on the 2025 Notes is amortized to interest expense at an effective interest rate of 2.99% over the contractual term of the 2025 Notes. The Company allocated $1.8 million of debt issuance costs to the equity component and the remaining debt issuance costs of $12.9 million are amortized to interest expense under the effective interest rate method over the contractual terms of the notes.
As of March 31, 2020, the net carrying value, net of debt issuance costs, of the 2025 Notes was $867.1 million.
2021 Notes and 2024 Notes
In 2014, the Company issued $954.0 million in aggregate principal amount of the 1.00% convertible senior notes due 2021, or the 2021 Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The total net proceeds from this offering were approximately $939.5 million, after deducting $14.3 million of debt discount and $0.2 million of debt issuance costs in connection with the issuance of the 2021 Notes.
In 2018, the Company issued $1.15 billion aggregate principal amount of the 0.25% convertible senior notes due 2024, or the 2024 Notes, in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933. The total net proceeds from this offering were approximately $1.14 billion, after deducting $12.3 million of debt issuance costs in connection with the 2024 Notes.
The 2021 Notes and the 2024 Notes are senior unsecured obligations of the Company. The interest rate of the 2021 Notes is fixed at 1.00% per annum and interest is payable semi-annually in arrears on March 15 and September 15 of each year. The interest rate of the 2024 Notes is fixed at 0.25% per annum and interest is payable semi-annually in arrears on June 15 and December 15 of each year. The 2021 Notes mature on September 15, 2021 and the 2024 Notes mature on June 15, 2024.
The Notes consisted of the following (in thousands):

	March 31, 2020				December 31, 2019
	2021 Notes	2024 Notes	2025 Notes	2027 Notes	2021 Notes	2024 Notes	2027 Notes
Principal amounts:
Principal	$954,000	$1,150,000	$1,000,000	$700,000	$954,000	$1,150,000	$700,000
Unamortized debt discount and issuance costs (1)	(72,856)	(192,188)	(132,918)	(7,760)	(84,652)	(202,515)	(8,033)
Net carrying amount	$881,144	$957,812	$867,082	$692,240	$869,348	$947,485	$691,967
Carrying amount of the equity component (2)	$283,283	$254,981	$121,413	$—	$283,283	$254,981	$—
(1)Included in the consolidated balance sheets within convertible notes and senior notes, and amortized over the remaining lives of the Notes.
(2)Included in the consolidated balance sheets within additional paid-in capital.
During the three months ended March 31, 2020 and 2019, the Company recognized $23.7 million and $33.7 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $10.0 million and $3.6 million, respectively, of coupon interest expense.
As of March 31, 2020, the remaining life of the 2021 Notes, the 2024 Notes, the 2025 Notes, and the 2027 Notes is approximately 17 months, 50 months, 59 months, and 92 months, respectively.

Note 11. Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised.
Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potential dilutive common stock instruments. In the three months ended March 31, 2020, the Company’s potential common stock instruments such as stock options, RSUs, shares to be purchased under the 2013 Employee Stock Purchase Plan, shares subject to repurchases, the conversion feature of the Convertible Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Basic net income (loss) per share:
Numerator
Net income (loss)	$(8,396)	$190,804
Denominator
Weighted-average common shares outstanding	782,296	766,720
Weighted-average restricted stock subject to repurchase	(1,608)	(2,170)
Weighted-average shares used to compute basic net income (loss) per share	780,688	764,550
Basic net income (loss) per share attributable to common stockholders	$(0.01)	$0.25
Diluted net income (loss) per share:
Numerator
Net income (loss)	$(8,396)	$190,804
Denominator
Number of shares used in basic computation	780,688	764,550
Weighted-average effect of dilutive securities:
RSUs	—	9,328
Stock options	—	2,482
Other	—	1,329
Weighted-average shares used to compute diluted net income (loss) per share	780,688	777,689
Diluted net income (loss) per share attributable to common stockholders	$(0.01)	$0.25

The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
RSUs	29,785	10,843
Warrants	32,412	44,454
Stock options	3,046	810
Shares subject to repurchase and others	4,617	3,276

Since the Company expects to settle the principal amount of the outstanding Convertible Notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. For the 2021 Notes, the conversion spread of 12.3 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $77.64 per share. For the 2024 Notes, the conversion spread of 20.1 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $57.14 per share. For the 2025 Notes, the conversion spread of 24.1 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company's common stock for a given period exceeds the conversion price of $41.50 per share.
If the average market price of the common stock exceeds the exercise price of the warrants, $105.28 for the 2021 Notes, and $80.20 for the 2024 Notes, the warrants will have a dilutive effect on the earnings per share assuming that the Company is profitable. Since the average market price of the common stock is below $80.20 for all periods presented, the warrants are anti-dilutive.
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
Share Repurchases
In March 2020, the Company's Board of Directors authorized a program to repurchase up to $2.0 billion of the Company's common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and may be suspended at any time at the Company’s discretion. No shares were repurchased under the program in the three months ended March 31, 2020.
Employee Stock Purchase Plan
The number of shares available for sale under the Employee Stock Purchase Plan (ESPP) has been and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of i) 11.3 million shares; ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or iii) such other amount as determined by the Company's Board of Directors.
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
During the three months ended March 31, 2020, the Company granted 0.4 million shares of restricted common stock with a weighted-average grant date fair value of $39.05 per share in connection with an acquisition. The Company had 1.5 million and 1.4 million shares of unvested restricted common stock as of March 31, 2020 and December 31, 2019, respectively. The Company’s restricted common stock activity was not material during the three months ended March 31, 2020.
Stock Option Activity
The Company had 3.0 million and 3.2 million shares of stock options outstanding as of March 31, 2020 and December 31, 2019, respectively. The Company’s stock option activity was not material during the three months ended March 31, 2020.
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

The following table summarizes the activity related to the Company’s PRSUs for the three months ended March 31, 2020 (in thousands, except per share data):

	PRSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2019	646	$31.52
Vested (100% target level)	(646)	$31.52
Unvested and outstanding at March 31, 2020	—	$—

The total fair value of PRSUs vested during the three months ended March 31, 2020 and 2019 was $22.7 million and $23.2 million, respectively.
The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a performance period of two calendar years and the executives’ continued employment through the vesting date (TSR RSUs).
The following table summarizes the activity related to the Company’s TSR RSUs for the three months ended March 31, 2020 (in thousands, except per share data):

	TSR RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2019	759	$41.15
Additional earned performance shares related to 2019 grants	52	$54.97
Vested (116% target level)	(381)	$54.97
Unvested and outstanding at March 31, 2020	430	$30.60

The total fair value of TSR RSUs vested during the three months ended March 31, 2020 and 2019 was $13.4 million and $3.7 million, respectively.
In addition, there are 0.4 million additional PRSUs and TSR RSUs at the 100% target level that will vest based on performance goals and Total Shareholder Return (TSR) targets to be granted in 2020 at target levels from 0% to 200%.
RSU Activity
The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs and TSR RSUs, for the three months ended March 31, 2020. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2019	31,731	$29.74
Granted	2,076	$32.78
Vested	(3,198)	$25.97
Canceled	(824)	$32.27
Unvested and outstanding at March 31, 2020	29,785	$30.29

The total fair value of RSUs vested during the three months ended March 31, 2020 and 2019 was $103.9 million and $96.5 million, respectively.

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$5,756	$5,048
Research and development	60,587	46,261
Sales and marketing	18,839	18,065
General and administrative	12,721	14,117
Total stock-based compensation expense	$97,903	$83,491
The Company capitalized $8.1 million and $9.7 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, there was $824.2 million of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 2.7 years. The Company accounts for forfeitures as they occur.
Note 13. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.
The Company recorded an income tax benefit of $7.1 million and $94.3 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2019, the income tax benefit of $94.3 million consists of the benefit for income taxes of $124.4 million related to the establishment of a deferred tax asset from an intra-entity transfer of an intangible asset and the provision for income taxes of $30.1 million. The primary difference between the effective tax rate and the federal statutory tax rate relates to the deferred tax asset establishment in 2019, changes in income (loss) before tax by jurisdiction, foreign tax rate differences, tax deductions for stock-based compensation, and research and development credits. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in its annual forecasts resulting from the unpredictable impact of the COVID-19 pandemic on its operating results.
As of March 31, 2020, the Company has $421.8 million of unrecognized tax benefits, of which $349.9 million could result in a reduction of the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation allowance recorded for California and Massachusetts deferred tax assets.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States, California and Ireland. The Company believes that adequate amounts have been reserved in these jurisdictions.
As of March 31, 2020, the Company had $1.86 billion of deferred tax assets for which it has not set up a valuation allowance. As of March 31, 2020, the Company completed its reassessment of the realizability of these assets and concluded that a valuation allowance was not required. However, if the economic impact of the COVID-19 pandemic is greater than currently anticipated, the Company's forecasted earnings and expectations may change and could result in a material non-cash income tax charge to record a valuation allowance to reduce its deferred tax assets to the net amount it believes is more likely than not to be realized.
Note 14. Commitments and Contingencies
Credit Facility
The Company has a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. As of March 31, 2020, no amounts had been drawn under the credit facility.

Contractual Obligations
The Company's principal commitments consist of obligations under the Notes (including principal and coupon interest), operating and finance leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments.
In March 2020, the Company entered into the Investment Agreement relating to the issuance and sale of $1.0 billion in aggregate principal amount of the 2025 Notes. As of March 31, 2020, the Company's contractual obligation to settle commitments related to the 2025 Notes in cash is $1.9 million for the remainder of the year ended December 31, 2020, $7.5 million for the years ended December 31, 2021 through 2022, $7.5 million for the years ended December 31, 2023 through 2024, and $1.0 billion for the year ended December 31, 2025.
There were no material changes outside the Company's normal course of business in its commitments under contractual obligations except for scheduled payments for the 2025 Notes, as discussed above, from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Legal Proceedings
Beginning in September 2016, multiple putative class actions and derivative actions were filed in state and federal courts in the United States against the Company and the Company’s directors and/or certain former officers alleging that false and misleading statements, made in 2015, are in violation of securities laws and breached fiduciary duty. The putative class actions were consolidated in the U.S. District Court for the Northern District of California. On October 16, 2017, the court granted in part and denied in part the Company’s motion to dismiss. On July 17, 2018, the court granted plaintiffs' motion for class certification in the consolidated securities action. The Company filed a motion for summary judgment on September 13, 2019, which was denied on April 17, 2020 and a jury trial is currently scheduled to commence on June 22, 2020. The outcome of this litigation is, and any potential losses therewith are, inherently uncertain, and the Company is, therefore, not able to estimate a reasonable range of possible loss, if any. The Company disputes the claims and intends to continue to defend the lawsuits vigorously.
Beginning in October 2019, putative class actions were filed in the U.S. District Court for the Northern District of California against the Company and certain of the Company’s officers alleging violations of securities laws in connection with the Company’s announcements that it had discovered and taken steps to remediate issues related to certain user settings designed to target advertising that were not working as expected and seeking unspecified damages. The Company disputes the claims and intends to defend the lawsuit vigorously.
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
The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, data protection, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of March 31, 2020, except for the above referenced class actions and derivative actions, there was no litigation or contingency with at least a reasonable possibility of a material loss. No material losses have been recorded during the three months ended March 31, 2020 and 2019 with respect to litigation or loss contingencies.
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

Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of March 31, 2020 and December 31, 2019.
Note 15. Geographical Information
Revenue
See Note 2 – Revenue for further details.
Property and Equipment, Net
See Note 5 – Property and Equipment, Net for further details.
Note 16. Related Party Transactions
Certain of the Company’s directors have affiliations with customers of the Company. The Company recognized revenue under contractual obligations from such customers of $5.5 million for each of the three months ended March 31, 2020 and 2019. The Company had outstanding receivable balances of $4.2 million from such customers as of March 31, 2020 and December 31, 2019.

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
Overview and Highlights of Quarterly Results
Revenue in the first quarter of 2020 totaled $807.6 million, an increase of 3% compared to $786.9 million in the first quarter of 2019.
•Advertising revenue totaled $682.2 million, an increase of $2.7 million year-over-year.
•Data licensing and other revenue totaled $125.4 million, an increase of 17% year-over-year.
•U.S. revenue totaled $468.4 million, an increase of 8% year-over-year.
•International revenue totaled $339.2 million, a decrease of 4% year-over-year.
Net loss was $8.4 million for the three months ended March 31, 2020 compared to net income of $190.8 million for the three months ended March 31, 2019, which was inclusive of a $124.4 million benefit for income taxes related to the establishment of deferred tax assets from the intra-entity transfer of intangible assets.
Loss from operations was $7.4 million, or (1)% of total revenue, for the three months ended March 31, 2020, compared to income from operations of $93.7 million, or 12% of total revenue, for the three months ended March 31, 2019.
Cash, cash equivalents and short-term investments in marketable securities totaled $7.67 billion as of March 31, 2020.
Average monetizable daily active users (mDAU) for the three months ended March 31, 2020 was 166 million, an increase of 24% year-over-year.
COVID-19 Update
The COVID-19 pandemic has resulted in public health responses including travel bans, restrictions, social distancing requirements, and shelter-in-place orders, which have negatively impacted our business, operations and financial performance. While we have seen significantly improved mDAU growth due to a number of factors in the first quarter of 2020, including the global conversations surrounding the COVID-19 pandemic, we also saw a significant decrease in advertising spend when the pandemic became global in March. In addition, we have experienced credit deterioration of our customers due to changes in the macroeconomic environment, which has been reflected in an increase in our allowance for credit losses for accounts receivable.
In light of the current operating and economic environment, we have shifted resources and priorities to increase focus on our revenue products. We have also reduced our company hiring and non-labor expense plans to lower our expense growth and to ensure our resources are allocated against our most important priorities, and we have decreased expenses related to business activities such as travel and customer events that have been significantly curtailed. We have responded quickly and decisively to the challenges presented by the current environment, updating our policies, increasing our use of machine learning and automation to take actions on potentially abusive and manipulative content, ensuring the continuity of our service, and partnering with advertisers to adapt their campaigns to the current situation.
Given the unprecedented uncertainty and rapidly shifting market conditions of the business environment, we cannot reasonably estimate the full impacts of the COVID-19 pandemic on our future financial and operational results. Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. For example, to the extent the pandemic continues to disrupt economic activity globally, it could continue to adversely affect our business, operations and financial results through prolonged decreases in advertising spend, credit deterioration of our customers, depressed economic activity, or declines in capital markets. Recent developments in IT supply chain constraints are likely to affect the timing of our capital expenditures related to the buildout of our new data center, and elevated near-term capacity needs are driving increased spend on our existing infrastructure. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan. As such, given the unprecedented uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of the COVID-19 pandemic on our operating results in the future.
The risks related to the COVID-19 pandemic on our business are further described in “Part II—Other Information, Item 1A. Risk Factors.”

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
In the three months ended March 31, 2020, we had 166 million average mDAU, which represents an increase of 24% from the three months ended March 31, 2019. The increase was driven by typical seasonal strength, ongoing product improvements, and global conversation related to the COVID-19 pandemic. In the three months ended March 31, 2020, we had 33 million average mDAU in the United States and 133 million average mDAU in the rest of the world, which represent increases of 17% and 26%, respectively, from the three months ended March 31, 2019.
For additional information on how we calculate changes in mDAU and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monetizable Daily Active Usage: Worldwide
(quarterly average in millions)
180
160
140
120
100
122
124
126
134
139
145
152
166
Jun 30 2018
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020

Monetizable Daily Active Usage: United States
(quarterly average in millions)
35
30
25
20
26
26
27
28
29
30
31
33
Jun 30 2018
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020

Monetizable Daily Active Usage:
International
(quarterly average in millions)
140
130
120
110
100
90
96
98
99
105
110
115
121
133
Jun 30 2018
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020

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

In the three months ended March 31, 2020, ad engagements increased 25% from the three months ended March 31, 2019, resulting primarily from increased impressions driven by audience growth and improved clickthrough rates, which grew on a year-over-year basis across the majority of ad types. In the three months ended March 31, 2020, cost per ad engagement decreased by 19% compared to the three months ended March 31, 2019, driven by like-for-like price decreases across most ad formats and lower demand in March 2020.

Ad Engagement Year-over-Year Change
(% Change)
81%
50%
33%
23%
20%
23%
29%
25%
Jun 30 2018
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020

Cost Per Ad Engagement Year-over-Year Change
(% Change)
-32%
-14%
-7%
-4%
0%
-12%
-13%
-19%
Jun 30 2018
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020

Results of Operations
The following tables set forth our consolidated statements of operations data for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
Advertising services	$682,192	$679,466
Data licensing and other	125,445	107,424
Total revenue	807,637	786,890
Costs and expenses (1)
Cost of revenue	284,037	264,011
Research and development	200,388	146,246
Sales and marketing	221,287	205,799
General and administrative	109,368	77,176
Total costs and expenses	815,080	693,232
Income (loss) from operations	(7,443)	93,658
Interest expense	(33,270)	(37,260)
Interest income	32,897	40,541
Other expense, net	(7,719)	(436)
Income (loss) before income taxes	(15,535)	96,503
Benefit from income taxes	(7,139)	(94,301)
Net income (loss)	$(8,396)	$190,804
(1)Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$5,756	$5,048
Research and development	60,587	46,261
Sales and marketing	18,839	18,065
General and administrative	12,721	14,117
Total stock-based compensation expense	$97,903	$83,491

The following table sets forth our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2020	2019
Revenue
Advertising services	84%	86%
Data licensing and other	16	14
Total revenue	100	100
Costs and expenses
Cost of revenue	35	34
Research and development	25	19
Sales and marketing	27	26
General and administrative	14	10
Total costs and expenses	101	88
Income (loss) from operations	(1)	12
Interest expense	(4)	(5)
Interest income	4	5
Other expense, net	(1)	0
Income (loss) before income taxes	(2)	12
Benefit from income taxes	(1)	(12)
Net income (loss)	(1)%	24%
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

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands)
Advertising services	$682,192	$679,466	—%
Data licensing and other	125,445	107,424	17%
Total revenue	$807,637	$786,890	3%
Revenue in the three months ended March 31, 2020 increased by $20.7 million or 3% compared to the three months ended March 31, 2019.
In the three months ended March 31, 2020, advertising revenue increased by $2.7 million compared to the three months ended March 31, 2019.
The increase reflects a strong start to the first quarter of 2020 that was impacted by widespread economic disruption related to the COVID-19 pandemic, which led to a significant decrease in global advertising spend in March 2020. As an indication of the rapid change in advertising behavior, from March 11 (when many events around the world began to be canceled and many people in the US began sheltering in place) to March 31, 2020, advertising revenue decreased approximately 27% compared to the same period in the prior year. The increase in advertising revenue in the three months ended March 31, 2020 was primarily attributable to a 25% increase in the number of ad engagements compared to the same period in 2019, resulting primarily from increased impressions driven by audience growth and improved clickthrough rates, which grew on a year-over-year basis across the majority of ad types. Cost per ad engagement in the three months ended March 31, 2020 decreased by 19% compared to the same period in 2019, driven by like-for-like price decreases across most ad formats and lower demand in March 2020.
In the three months ended March 31, 2020, data licensing and other revenue increased by 17% compared to both the three months ended March 31, 2019. The increase was attributable to expanded and new partnerships in Developer and Enterprise Solutions, and the timing of revenue recognition. Looking ahead, we expect year-over-year data licensing and other revenue growth to moderate over the course of 2020.
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

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands)
Cost of revenue	$284,037	$264,011	8%
Cost of revenue as a percentage of revenue	35%	34%
In the three months ended March 31, 2020, cost of revenue increased by $20.0 million compared to the three months ended March 31, 2019. The increase was attributable to a $14.1 million increase in direct costs, primarily driven by an increase in infrastructure costs and a $5.9 million increase in depreciation expense primarily related to additional internally developed software, server and networking equipment.
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

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands)
Research and development	$200,388	$146,246	37%
Research and development as a percentage of revenue	25%	19%
In the three months ended March 31, 2020, research and development expenses increased by $54.1 million compared to the three months ended March 31, 2019. The increase was attributable to a $30.4 million increase in personnel-related costs mainly driven by an increase in employee headcount, a $17.0 million net increase in allocated facilities costs and other supporting overhead expenses, and a $6.7 million decrease in the capitalization of costs associated with developing software for internal use.
We plan to continue to invest in key areas of our business to ensure that we have an appropriate level of engineering, product management and design personnel and related resources to support our research and development efforts on key priorities.
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

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands)
Sales and marketing	$221,287	$205,799	8%
Sales and marketing as a percentage of revenue	27%	26%
In the three months ended March 31, 2020, sales and marketing expenses increased by $15.5 million compared to the three months ended March 31, 2019. The increase was attributable to a $20.9 million net increase in allocated facilities costs and other supporting overhead expenses, offset by a $5.4 million decrease in marketing and sales-related expenses.
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

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands)
General and administrative	$109,368	$77,176	42%
General and administrative as a percentage of revenue	14%	10%
In the three months ended March 31, 2020, general and administrative expenses increased by $32.2 million compared to the three months ended March 31, 2019. The increase was attributable to a $36.6 million increase in personnel-related costs mainly driven by an increase in employee headcount, a $13.4 million increase in bad debt expense and a $5.9 million increase in professional service fees, offset by a $23.7 million increase in facilities and other supporting overhead expenses allocated to other functions.
We plan to continue to invest in general and administrative functions to ensure we have an appropriate level of support for our key priorities and objectives.

Interest Expense
Interest expense consists primarily of interest expense incurred in connection with the $935.0 million principal amount of 0.25% convertible senior notes due in 2019, or the 2019 Notes, which we repaid at maturity in September 2019, the $954.0 million principal amount of 1.00% convertible senior notes due in 2021, or the 2021 Notes, the $1.15 billion principal amount of 0.25% convertible senior notes due in 2024, or the 2024 Notes, the $700.0 million principal amount of 3.875% senior notes due in 2027, or the 2027 Notes, and the $1.0 billion principal amount of 0.375% convertible senior notes due in 2025, or the 2025 Notes, and interest expense related to finance leases and other financing facilities.

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands)
Interest expense	33,270	37,260	(11)%
In the three months ended March 31, 2020, interest expense decreased by $4.0 million compared to the three months ended March 31, 2019. The decrease was primarily attributable to our repayment of the 2019 Notes at their maturity in September 2019, offset by the issuance of the 2027 Notes in December 2019 and the 2025 Notes in March 2020.
Interest expense in the three months ended March 31, 2020 comprised of $33.1 million of total interest expense related to the Notes as well as the credit facility, and $0.2 million related to finance leases of equipment.
Interest Income
Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands)
Interest income	$32,897	$40,541	(19)%
Interest income decreased by $7.6 million in the three months ended March 31, 2020, respectively, compared to the three months ended March 31, 2019. The decrease was primarily attributable to lower interest rates.
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

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands)
Other expense, net	$7,719	$436	1,670%
Other expense, net, increased by $7.3 million in the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily attributable to an $8.0 million impairment charge on an investment in a privately-held company in the three months ended March 31, 2020, and less favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities.

Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Benefit from income taxes	$7,139	$94,301
Our benefit from income taxes decreased by $87.2 million in the three months ended March 31, 2020, compared to the three months ended March 31, 2019. In the three months ended March 31, 2020, the benefit from income taxes was $7.1 million. In the three months ended March 31, 2019, the benefit from income taxes of $94.3 million consisted of the benefit for income taxes of $124.4 million related to the establishment of a deferred tax asset from an intra-entity transfer of an intangible asset and the provision for income taxes of $30.1 million. The decrease in benefit from income taxes was primarily due to the deferred tax asset establishment in the three months ended March 31, 2019, changes in income (loss) before tax by jurisdiction, foreign tax rate differences, tax deductions for stock-based compensation, and research and development credits.
On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. We have prepared the consolidated financial statements consistent with this opinion. In February 2020, Altera Corp. filed a petition to appeal the decision with the Supreme Court of the United States. We will continue to monitor future developments in this case to determine if there will be further impacts to the consolidated financial statements.
As of March 31, 2020, we had $1.86 billion of deferred tax assets for which we have not set up a valuation allowance. As of March 31, 2020, we completed our reassessment of the realizability of these assets and concluded that a valuation allowance was not required. However, if the economic impact of the COVID-19 pandemic is greater than currently anticipated, our forecasted earnings and expectations may change and could result in a material non-cash income tax charge to record a valuation allowance to reduce our deferred tax assets to the net amount we believe is more likely than not to be realized.
Our effective tax rate could be affected by our jurisdictional mix of income (loss) before taxes, including our allocation of centrally incurred costs to foreign jurisdictions, changes in tax rates and tax regulations, the impact of tax examinations, the impact of business combinations, changes in our corporate structure, changes in the geographic location of business functions or assets, tax effects of stock-based compensation, and changes in management's assessment of the realizability of deferred tax assets. In addition, the provision is impacted by deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of the COVID-19 pandemic on our operating results.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income (loss)	$(8,396)	$190,804
Net cash provided by operating activities	$246,767	$351,693
Net cash provided by investing activities	$466,144	$29,446
Net cash provided by (used in) financing activities	$963,984	$(29,101)
Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. In March 2020, we also received net proceeds of approximately $985.3 million from the issuance of the 2025 Notes, after deducting the debt issuance costs.
In March 2020, our Board of Directors authorized a program to repurchase up to $2.0 billion of our common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion. As of March 31, 2020, no shares have been repurchased under this program.
As of March 31, 2020, we had $7.67 billion of cash, cash equivalents and short-term investments in marketable securities, of which $201.2 million was held by our foreign subsidiaries. We do not plan to indefinitely reinvest these funds held by our foreign subsidiaries and have accrued the incremental taxes due as part of repatriation. While the global disruptions caused by the COVID-19 pandemic are currently expected to be temporary, there is uncertainty around its extent and duration. Our liquidity and working capital needs could be negatively impacted. We believe that our existing cash, cash equivalents and short-term investment balances, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months despite the uncertainty related to the COVID-19 pandemic.
Credit Facility
We have a revolving credit agreement with certain lenders which provides for a $500.0 million revolving unsecured credit facility maturing on August 7, 2023. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. As of March 31, 2020, no amounts had been drawn under the credit facility.
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
Cash provided by operating activities in the three months ended March 31, 2020 was $246.8 million, a decrease in cash inflow of $104.9 million compared to the three months ended March 31, 2019. Cash provided by operating activities was driven by net loss of $8.4 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $246.7 million, of which $120.6 million was related to depreciation and amortization expense, and $97.9 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $8.5 million.
Cash provided by operating activities in the three months ended March 31, 2019 was $351.7 million. Cash provided by operating activities was driven by net income of $190.8 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $121.9 million, of which $113.5 million was related to depreciation and amortization expense, $110.1 million was due to a benefit for income taxes mainly related to the deferred tax asset establishment for an intra-entity transfer of an intangible asset, and $83.5 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $39.0 million.

Investing Activities
Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.
Cash provided by investing activities in the three months ended March 31, 2020 was $466.1 million, an increase in cash inflow of $436.7 million compared to the three months ended March 31, 2019. The increase was primarily due to a $687.9 million increase in proceeds from sales of marketable securities, and a $401.6 million decrease in purchases of marketable securities, offset by a $585.7 million decrease in proceeds from maturities of marketable securities, a $39.6 million increase in purchases of property and equipment, $14.8 million of cash used in business combinations and $12.4 million of cash used in other investing activities in the three months ended March 31, 2020, as well as a $0.3 million decrease in proceeds from sales of property and equipment.
Financing Activities
Our primary financing activities consist of issuance of securities, including common stock issued under our employee stock purchase plan, repayment of convertible notes, payments of finance lease obligations, and stock option exercises by employees and other service providers.
Cash provided by financing activities in the three months ended March 31, 2020 was $964.0 million, compared to $29.1 million cash used in financing activities in the three months ended March 31, 2019. The change was primarily due to $985.3 million of net proceeds from the issuance of the 2025 Notes net of issuance costs in the three months ended March 31, 2020, a $9.8 million decrease in payments of finance lease obligations, and a $0.2 million increase in proceeds from option exercises, offset by a $2.2 million increase in tax payments related to net share settlements of equity awards.
Contractual Obligations
Our principal commitments consist of obligations under the Notes (including principal and coupon interest), finance and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. Refer to Note 14 – Commitments and Contingencies for more details.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2020.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements and related notes in accordance with GAAP. In doing so, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for a more complete discussion of our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Interest Rate Fluctuation Risk
Our investment portfolio mainly consists of short-term fixed income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of accumulated other comprehensive loss. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. We continue to monitor the liquidity of our investments in light of the COVID-19 pandemic. Given the uncertainty surrounding the severity and duration of the COVID-19 pandemic, we could incur future unrealized losses on available-for-sale debt securities that are attributable to credit risk.
A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of March 31, 2020, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $31.3 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.
As of March 31, 2020, we had $3.10 billion aggregate principal amount of Convertible Notes outstanding and $700.0 million aggregate principal amount of 2027 Notes outstanding. We carry the Notes at face value less amortized discount on the consolidated balance sheet. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.
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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains were immaterial for the three months ended March 31, 2020 and 2019. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollar would have resulted in a gain or loss of approximately $9.4 million as of March 31, 2020.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
We are currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, data protection, securities, employment and contractual rights. Legal risk may be enhanced in jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary, among other things, to defend ourselves, and the people on Twitter or to establish our rights. For information regarding legal proceedings in which we are involved, see “Legal Proceedings” in Note 14 of the accompanying notes to our consolidated financial statements, which is incorporated herein by reference.
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
Risks Related to Our Business and Our Industry
The COVID-19 pandemic has disrupted and harmed, and is expected to continue to disrupt and harm, our business, financial condition and operating results. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business, financial condition and operating results and the achievement of our strategic objectives.
Our business, operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans, restrictions, social distancing requirements and shelter-in-place orders. The pandemic and these related responses have caused, and are expected to continue to cause, decreased advertiser demand for our platform, global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services) and significant volatility and disruption of financial markets.
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to, those discussed below:
•Declines in advertiser demand due to changes or uncertainty in the business operations and revenue of our advertisers because of the COVID-19 pandemic, including as a result of travel restrictions and declines in travel impacting the travel and hospitality industries, shelter-in-place orders and social distancing requirements impacting small and medium sized businesses and the sports and entertainment industries, and general economic uncertainty causing a number of businesses to cut costs or otherwise reduce advertising spend or focus advertising spend more on other platforms, have resulted in, and we believe may continue to result in, decreased demand for our advertising products.
•Postponements, suspensions or cancellations of major events, such as sporting events and music festivals, may lead to people perceiving the content on Twitter as less relevant or useful or of lower quality, which could negatively affect mDAU growth.
•Delays in payments or defaults by our customers or partners or if customers or partners terminate their relationships with us or do not renew their agreements on economic or other terms that are favorable to us.

•The responsive measures to the COVID-19 pandemic have caused us to modify our business practices by having employees work remotely, canceling all non-essential employee travel, and cancelling, postponing or holding virtually events and meetings. We may in the future be required to, or choose voluntarily to, take additional actions for the health and safety of our workforce, whether in response to government orders or based on our own determinations of what is in the best interests of our employees. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. To the extent our current or future measures result in decreased productivity, harm our company culture or otherwise negatively affect our business, our financial condition and operating results could be adversely affected.
Many of the public health measures in response to the COVID-19 pandemic were implemented in March 2020, and thus have had a more limited impact on our operating results for the quarter ended March 31, 2020, and we expect to see more significant impacts in the second quarter of the year. The severity, magnitude and duration of the COVID-19 pandemic, the public health responses and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on people on Twitter, advertisers, employees, and on our business, operations and financial performance, depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, prohibitions on, or voluntary cancellation of, large gatherings of people and social distancing requirements, and modified workplace activities); the impact of the pandemic and actions taken in response local or regional economies, travel, and economic activity; the availability of government funding programs; general economic uncertainty in key markets and financial market volatility, including the liquidity of marketable securities in which we may invest from time to time; volatility in our stock price, global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.
If we fail to increase our mDAU, ad engagement or other general engagement on our platform, our revenue, business and operating results may be harmed.
Our mDAU and their level of engagement with advertising are critical to our success and our long-term financial performance will continue to be significantly determined by our success in increasing the growth rate of our mDAU as well as the number of ad engagements. Our mDAU growth rate has fluctuated over time, and it may slow or decline. To the extent our mDAU growth rate slows or the absolute number of mDAU declines, our revenue growth will become dependent on our ability to increase levels of engagement on Twitter and increase revenue growth from third-party publishers’ websites and applications, data licensing and other offerings. We generate a substantial majority of our revenue based upon engagement with the ads that we display. A number of factors have affected and could potentially negatively affect mDAU growth and engagement, including if:
•accounts, including influential accounts, such as those of world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands or certain age demographics, do not contribute unique or engaging content, including as a result of the postponement, suspension or cancellation of major events in light of the COVID-19 pandemic, such as the suspension of all major sports leagues or the postponement of the 2020 Summer Olympics, or engage with other products, services or activities as an alternative to ours;
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
The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generate substantially all of our advertising revenue through the sale of our Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. As a result, we have experienced an immediate reduction in advertiser demand due to the COVID-19 pandemic as some advertisers have shifted their expenditures away from advertising spend and we expect to continue to experience reduced advertiser demand and decreased advertising revenue in future quarters. In addition, many of our advertisers purchase our advertising services through one of several large advertising agencies' holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Further, our advertisers’ ability to effectively target their advertising to our audience’s interests may be impacted by the degree to which people on Twitter agree in our settings to certain types of personalization or ad targeting, which could have an impact on our revenue. People that already have accounts may change their choices as a result of changes to our privacy control settings that we have implemented or may implement in the future, and people new to Twitter may choose varied levels of personalization, whether in connection with future changes we make to product privacy settings, regulations, regulatory actions, the customer experience, or otherwise. Over time, personalization rates will impact our ability to grow our performance advertising business. Advertisers also may choose to use our free products and services instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending.
Our advertising revenue growth is primarily driven by increases in mDAU, increases in ad pricing or number of ads shown and increases in our clickthrough rate. Although we experienced increased mDAU and ad engagement growth in the three months ended March 31, 2020, we did not experience corresponding growth in related revenue due to a reduction in advertiser demand on our platform related to the COVID-19 pandemic. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase our mDAU or monetize our larger global audience. Our advertising revenue also could be affected by a number of other factors, including bugs or other product issues that may impact our ability to effectively help advertisers target ads or share data with our measurement and ad partners. The occurrence of any of these factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, either of which would adversely impact our revenue, business, financial condition and operating results.
We cannot be certain of the extent of the global slowdown of economic activity, including the decrease in demand for a broad variety of goods and services (including advertiser demand for our platform), or the pace of recovery when the COVID-19 pandemic subsides.
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
•our ability, and our ability in comparison to the ability of our competitors, to manage our business and operations during the COVID-19 pandemic and related governmental, business and individual actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and modified workplace activities);
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
•our ability, and our ability in comparison to the ability of our competitors, to manage our business and operations during the COVID-19 pandemic;
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

As a result of the COVID-19 pandemic we have slowed headcount growth and focused on critical roles while we continue to assess economic conditions.
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
One of the reasons people come to Twitter every day is for real-time information, and our products and the success of our business is dependent upon the ability of people to access the Internet and the proper functioning of the various operating systems, platforms, and services upon which we rely. These systems are provided and controlled by factors outside of our control, including nation-state actors who may suppress or censor our products, and broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers. Any of these actors could take actions that degrade, disrupt or increase the cost of access to our products or services, which would, in turn, negatively impact our business. The adoption or repeal of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results. For example, access to Twitter is blocked in China and has been intermittently blocked in Turkey in the past.
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
•different levels of advertiser demand, including fluctuations in advertiser demand due to regional activities, regional economic effects of the COVID-19 pandemic and political upheaval;
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
If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, mDAU may grow more rapidly than revenue in international regions where our monetization of our products and services is not as developed. For example, average mDAU outside the United States constituted 80% of our average mDAU in the three months ended March 31, 2020, but our international revenue, as determined based on the billing location of our customers, was approximately 42% of our consolidated revenue in the three months ended March 31, 2020. Our inability to successfully expand our business, manage the complexity of our global operations or monetize our products and services internationally could adversely impact our business, financial condition and operating results.
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
•the impacts of the COVID-19 pandemic and governmental and business actions in response thereto on the global economy;
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
We calculate our mDAU using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring mDAU and mDAU engagement. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the first quarter of 2020 continued to represent fewer than 5% of our mDAU during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, but we otherwise treat multiple accounts held by a single person or organization as multiple accounts for purposes of calculating our mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of mDAU growth and engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our metrics to be accurate representations of our total accounts or mDAU engagement, or if we discover material inaccuracies in our metrics, our reputation may be harmed and content partners, advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. For example, we believe that mDAU, and its related growth, are the best ways to measure our success against our objectives and to show the size of our audience and engagement going forward, so we discontinued disclosing monthly active usage after the first quarter of 2019. If investors, analysts or customers do not believe our reported measures, such as mDAU, are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be adversely impacted.
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
In 2014, we issued $954.0 million in aggregate principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes, in private placements to qualified institutional buyers. In 2018, we issued an additional $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024, or the 2024 Notes, in a private placement to qualified institutional buyers. In December 2019, we issued $700.0 million in aggregate principal amount of 3.875% senior notes due 2027, which we refer to as the 2027 Notes. In March 2020, we issued $1.0 billion in aggregate principal amount of 0.375% convertible senior notes due 2025, or the 2025 Notes. We refer to the 2021 Notes, the 2024 Notes and the 2025 Notes as the Convertible Notes, and we refer to the Convertible Notes and the 2027 Notes as the Notes. As of March 31, 2020, we had $3.80 billion in aggregate principal amount of outstanding Notes. As of March 31, 2020, we also had an undrawn unsecured revolving credit facility providing for loans in the aggregate principal amount of $500.0 million.
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
A significant natural disaster, such as the COVID-19 pandemic or an earthquake, fire, flood or significant power outage could have a material adverse impact on our business, operating results, and financial condition. For example, the COVID-19 pandemic has led to certain business disruptions as described in our other risk factors, including travel bans and restrictions, shelter-in-place orders and the postponement or cancellation or major events, which have adversely affected demand for our advertising products and the economy as a whole, and which may continue to have an adverse effect on our business, financial condition and operating results. Our headquarters and certain of our co-located data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our data centers could result in lengthy interruptions in our services. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We have implemented a disaster recovery program, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, we do not currently serve network traffic equally from each data center, so if our primary data center shuts down, there will be a period of time that our products or services, or certain of our products or services, will remain inaccessible or people may experience severe issues accessing our products and services. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services. Any such natural disaster or man-made problem could adversely impact our business, financial condition and operating results.
We may have exposure to greater than anticipated tax liabilities, which could adversely impact our operating results.
Our income tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations. We are subject to review and audit by tax authorities in the United States (federal and state), Ireland, and other foreign jurisdictions and the laws in those jurisdictions are subject to interpretation. Tax authorities may disagree with and challenge some of the positions we have taken and any adverse outcome of such an audit could have a negative effect on our financial position and operating results. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations or accounting principles, as well as certain discrete items. For example, the legislation commonly referred to as the 2017 Tax Cuts and Jobs Act significantly affected U.S. tax law by changing how U.S. income tax is assessed on multinational corporations. The U.S. Department of Treasury has issued and will continue to issue regulations and interpretive guidance that may significantly impact how we will apply the law and impact our results of operations.
In addition, the Organization for Economic Cooperation and Development (OECD) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. In 2018, the European Commission proposed a series of measures aimed at ensuring a fair and efficient taxation of digital businesses operating within the European Union. Some countries, in the European Union and beyond, have unilaterally moved to introduce their own digital services tax (“DST”) to capture tax revenue on digital services more immediately. Notably France, Italy, Austria, the United Kingdom, Turkey, India, and Indonesia have enacted or will soon enact a digital tax. Such laws would increase our tax obligations in those countries or change the manner in which we operate our business.

On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. We have prepared the consolidated financial statements consistent with this opinion. In February 2020, Altera Corp. filed a petition to appeal the decision with the Supreme Court of the United States. We will continue to monitor future developments in this case to determine if there will be further impacts to the consolidated financial statements.
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
The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, in particular related to the COVID-19 pandemic;
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

Our failure to return capital to our stockholders could have a material adverse effect on our stock price.
In March 2020, we announced that our board of directors authorized the repurchase of up to $2.0 billion of our common stock from time to time. Any failure to meet our commitment to return capital to our stockholders could have a material adverse effect on our stock price.

The note hedge and warrant transactions may affect the value of our common stock.
Concurrent with the issuance of the 2021 Notes and 2024 Notes, we entered into note hedge transactions with certain financial institutions, which we refer to as the option counterparties. The note hedge transactions are generally expected to reduce the potential dilution upon any conversion of the 2021 Notes and 2024 Notes and/or offset any cash payments we are required to make in excess of the principal amount converted with respect to the 2021 Notes or 2024 Notes, as the case may be. We also entered into warrant transactions with the option counterparties. However, the warrant transactions could separately have a dilutive effect to the extent that the market price of our common stock exceeds the applicable strike price of the warrants.
The option counterparties or their respective affiliates may modify their initial hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2021 Notes and 2024 Notes, as applicable (and are likely to do so during any applicable observation period related to a conversion of the 2021 Notes and 2024 Notes, as applicable, or following any repurchase of the 2021 Notes and 2024 Notes, as applicable, by us on any fundamental change repurchase date or otherwise). This activity could cause or avoid an increase or a decrease in the market price of our common stock.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2020, we issued a total of 412,428 shares of our common stock in connection with the acquisition of one company to certain former shareholders of the acquired company.
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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
4.1	Indenture, dated March 12, 2020, between Twitter, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-36164	4.1	March 13, 2020
4.2	Form of 0.375% Convertible Senior Notes due 2025 (included in Exhibit 4.1).	8-K	001-36164	4.2	March 13, 2020
10.1	Investment Agreement, dated as of March 9, 2020, among Twitter, Inc. and Silver Lake Partners V DE (AIV), L.P.	8-K	001-36164	10.1	March 9, 2020
10.2	Cooperation Agreement, dated as of March 9, 2020, among Twitter, Inc., Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International L.P.	8-K	001-36164	10.2	March 9, 2020
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

TWITTER, INC.
Date: May 5, 2020	By:	/s/ Jack Dorsey
Jack Dorsey Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2020	By:	/s/ Ned Segal
Ned Segal Chief Financial Officer (Principal Financial Officer)