Form 10-Q
period 2020-06-30
TWITTER, INC.
filed 2020-08-03
CIK 1418091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of July 23, 2020 was 790,948,953.

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
•the impact of the recent security breach whereby attackers gained control of certain highly-visible accounts;
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
The numbers of mDAU presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement across our large number of total accounts around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that the average of false or spam accounts during the second quarter of 2020 represented fewer than 5% of our mDAU during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation, and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation, or fake, we stop counting it in our mDAU, or other related metrics. We also treat multiple accounts held by a single person or organization as multiple mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TWITTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$3,112,454	$1,799,082
Short-term investments	4,653,560	4,839,970
Accounts receivable, net of allowance for doubtful accounts of $18,429 and $2,401	600,777	850,184
Prepaid expenses and other current assets	128,496	130,839
Total current assets	8,495,287	7,620,075
Property and equipment, net	1,142,601	1,031,781
Operating lease right-of-use assets	640,202	697,095
Intangible assets, net	64,347	55,106
Goodwill	1,284,325	1,256,699
Deferred tax assets, net	786,290	1,908,086
Other assets	134,535	134,547
Total assets	$12,547,587	$12,703,389
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$162,160	$161,148
Accrued and other current liabilities	533,981	500,893
Operating lease liabilities, short-term	137,718	146,959
Finance lease liabilities, short-term	7,248	23,476
Total current liabilities	841,107	832,476
Convertible notes, long-term	2,734,867	1,816,833
Senior notes, long-term	692,489	691,967
Operating lease liabilities, long-term	560,461	609,245
Deferred and other long-term tax liabilities, net	26,579	24,170
Other long-term liabilities	34,029	24,312
Total liabilities	4,889,532	3,999,003
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 790,426 and 779,619 shares issued and outstanding	4	4
Additional paid-in capital	9,127,495	8,763,330
Accumulated other comprehensive loss	(93,000)	(70,534)
Retained earnings (accumulated deficit)	(1,376,444)	11,586
Total stockholders' equity	7,658,055	8,704,386
Total liabilities and stockholders' equity	$12,547,587	$12,703,389

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$683,438	$841,381	$1,491,075	$1,628,271
Costs and expenses
Cost of revenue	288,039	277,965	572,076	541,976
Research and development	215,806	159,242	416,194	305,488
Sales and marketing	207,286	240,249	428,573	446,048
General and administrative	246,237	88,239	355,605	165,415
Total costs and expenses	957,368	765,695	1,772,448	1,458,927
Income (loss) from operations	(273,930)	75,686	(281,373)	169,344
Interest expense	(39,828)	(38,317)	(73,098)	(75,577)
Interest income	25,013	42,887	57,910	83,428
Other income (expense), net	(361)	7,523	(8,080)	7,087
Income (loss) before income taxes	(289,106)	87,779	(304,641)	184,282
Provision (benefit) for income taxes	1,088,899	(1,031,781)	1,081,760	(1,126,082)
Net income (loss)	$(1,378,005)	$1,119,560	$(1,386,401)	$1,310,364
Net income (loss) per share attributable to common stockholders:
Basic	$(1.75)	$1.46	$(1.77)	$1.71
Diluted	$(1.75)	$1.43	$(1.77)	$1.68
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	785,909	768,755	783,303	766,658
Diluted	785,909	785,056	783,303	781,378

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(1,378,005)	$1,119,560	$(1,386,401)	$1,310,364
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	48,551	9,106	22,191	17,954
Change in foreign currency translation adjustment	16,446	615	(44,657)	413
Net change in accumulated other comprehensive income (loss)	64,997	9,721	(22,466)	18,367
Comprehensive income (loss)	$(1,313,008)	$1,129,281	$(1,408,867)	$1,328,731

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	784,100	$4	767,913	$4	779,619	$4	764,257	$4
Issuance of common stock in connection with RSU vesting	3,946	—	3,243	—	8,171	—	7,132	—
Issuance of restricted stock in connection with acquisitions	—	—	—	—	33	—	—	—
Issuance of restricted stock in connection with acquisitions accounted for as stock-based compensation	1,002	—	306	—	1,381	—	306	—
Exercise of stock options	83	—	123	—	264	—	195	—
Issuance of common stock upon purchases under employee stock purchase plan	1,395	—	901	—	1,395	—	901	—
Shares withheld related to net share settlement of equity awards	(100)	—	(91)	—	(437)	—	(396)	—
Other activities	—	—	(2)	—	—	—	(2)	—
Balance, end of period	790,426	$4	772,393	$4	790,426	$4	772,393	$4
Additional paid-in capital
Balance, beginning of period	—	$8,952,059	—	$8,408,749	—	$8,763,330	—	$8,324,974
Issuance of restricted stock in connection with acquisitions	—	—	—	—	—	1,312	—	—
Exercise of stock options	—	118	—	413	—	423	—	509
Issuance of common stock upon purchases under employee stock purchase plan	—	34,395	—	25,209	—	34,395	—	25,209
Shares withheld related to net share settlement of equity awards	—	(2,925)	—	(3,461)	—	(14,618)	—	(12,938)
Stock-based compensation	—	143,848	—	104,553	—	250,444	—	197,709
Equity component of the convertible note issuance, net	—	—	—	—	—	92,209	—	—
Balance, end of period	—	$9,127,495	—	$8,535,463	—	$9,127,495	—	$8,535,463
Accumulated other comprehensive loss
Balance, beginning of period	—	$(157,997)	—	$(56,665)	—	$(70,534)	—	$(65,311)
Other comprehensive income (loss)	—	64,997	—	9,721	—	(22,466)	—	18,367
Balance, end of period	—	$(93,000)	—	$(46,944)	—	$(93,000)	—	$(46,944)
Retained earnings (Accumulated deficit)
Balance, beginning of period	—	$1,561	—	$(1,263,269)	—	$11,586	—	$(1,454,073)
Cumulative-effect adjustment from adoption of current expected credit loss guidance	—	—	—	—	—	(1,629)	—	—
Net income (loss)	—	(1,378,005)	—	1,119,560	—	(1,386,401)	—	1,310,364
Balance, end of period	—	$(1,376,444)	—	$(143,709)	—	$(1,376,444)	—	$(143,709)
Total stockholders' equity	790,426	$7,658,055	772,393	$8,344,814	790,426	$7,658,055	772,393	$8,344,814

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(1,386,401)	$1,310,364
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	244,486	229,090
Stock-based compensation expense	230,779	178,106
Amortization of discount on convertible notes	48,060	62,787
Bad debt expense	17,495	1,363
Deferred income taxes	(26,037)	62,689
Deferred tax assets establishment related to intra-entity transfers of intangible assets	—	(1,206,880)
Deferred tax assets valuation allowance establishment	1,101,374	—
Impairment of investments in privately-held companies	8,503	1,550
Other adjustments	(5,185)	(19,466)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	234,281	67,237
Prepaid expenses and other assets	2,957	(2,547)
Operating lease right-of-use assets	78,117	69,174
Accounts payable	(26,234)	(4,740)
Accrued and other liabilities	4,575	1,281
Operating lease liabilities	(78,987)	(59,342)
Net cash provided by operating activities	447,783	690,666
Cash flows from investing activities
Purchases of property and equipment	(287,083)	(218,821)
Proceeds from sales of property and equipment	3,905	3,057
Purchases of marketable securities	(3,122,764)	(2,991,921)
Proceeds from maturities of marketable securities	2,481,134	2,768,938
Proceeds from sales of marketable securities	858,669	63,299
Business combinations, net of cash acquired	(34,285)	(20,302)
Other investing activities	(12,389)	11,368
Net cash used in investing activities	(112,813)	(384,382)
Cash flows from financing activities
Proceeds from issuance of convertible notes	1,000,000	—
Debt issuance costs	(14,662)	—
Taxes paid related to net share settlement of equity awards	(14,618)	(12,938)
Payments of finance lease obligations	(16,456)	(37,933)
Proceeds from exercise of stock options	423	509
Proceeds from issuances of common stock under employee stock purchase plan	34,395	25,209
Net cash provided by (used in) financing activities	989,082	(25,153)
Net increase in cash, cash equivalents and restricted cash	1,324,052	281,131
Foreign exchange effect on cash, cash equivalents and restricted cash	(15,778)	7,002
Cash, cash equivalents and restricted cash at beginning of period	1,827,666	1,921,875
Cash, cash equivalents and restricted cash at end of period	$3,135,940	$2,210,008
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$1,312	$—
Changes in accrued property and equipment purchases	$40,249	$77,611
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$3,112,454	$2,183,111
Restricted cash included in prepaid expenses and other current assets	2,900	1,379
Restricted cash included in other assets	20,586	25,518
Total cash, cash equivalents and restricted cash	$3,135,940	$2,210,008

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
COVID-19 Impacts
The COVID-19 pandemic has caused, and continues to cause, widespread economic disruption and has impacted the Company in a number of ways, most notably a significant decrease in global advertising spend starting in March 2020. The Company expects the extent of the impact on its financial and operational results will continue to depend on the duration and severity of the economic disruption caused by the COVID-19 pandemic.
As of June 30, 2020, the Company had $7.77 billion of cash, cash equivalents and short-term investments in marketable securities. If required, the Company may take certain liquidity mitigation actions in the future; however, it does not believe such actions are necessary based on its current forecasts. The Company believes that the existing cash, cash equivalents and short-term investments balances, together with cash generated by operations will be sufficient to meet its working capital and capital expenditure requirements in the foreseeable future based on its current expectations of the impact of the COVID-19 pandemic.
The Company considered the impacts of the COVID-19 pandemic on its significant estimates and judgments used in applying its accounting policies in the three and six months ended June 30, 2020. In light of the pandemic, there is a greater degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to its estimates and judgments could result in a meaningful impact to its financial statements in future periods. Some of the more reasonably possible and significant items subject to a greater degree of uncertainty during this time include estimates of the valuation allowance against deferred tax assets, the carrying value of investments in privately-held companies, revenue collectibility, and credit losses related to accounts receivable, unbilled revenue and investments in debt securities.

Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on the measurement of credit losses on financial instruments. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected and available-for-sale debt securities to record credit losses through an allowance for credit losses. The Company adopted this new accounting standard on January 1, 2020 using a modified retrospective method. In connection with the adoption of this guidance, the Company recorded a cumulative-effect adjustment of $1.6 million to opening retained earnings as of January 1, 2020, related to additional allowance for credit losses on doubtful accounts and unbilled revenue.
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
With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2020, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that are of significance or potential significance to the Company.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the policies noted below, which changed as a result of the adoption of the new standard on the measurement of credit losses on financial instruments.
Accounts Receivable, Net
The Company records accounts receivable at the invoiced amount. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, the customer’s current financial condition, and now considers macro-economic factors such as gross domestic product (GDP) growth rates to estimate expected future credit losses. In the three and six months ended June 30, 2020, the Company recorded $2.2 million and $16.3 million of incremental allowance for doubtful accounts, respectively, including estimated future losses in consideration of the impact of the COVID-19 pandemic on the economy and the Company. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to determine future expected losses on its accounts receivable. Actual future bad debt could differ materially from this estimate and additional bad debt could be incurred as the duration and severity of the impact of the COVID-19 pandemic remains uncertain.
Unbilled Revenue (Contract Assets)
The Company evaluates whether its unbilled revenue is exposed to potential credit losses by considering factors such as the creditworthiness of its customers, the term over which unbilled revenue will be recognized, historical impairment of unbilled revenue, and contemplation of projected macroeconomic factors such as GDP growth rates. As of June 30, 2020, the Company recorded an immaterial amount of allowance for credit losses on unbilled revenue in consideration of the impact of the COVID-19 pandemic on the economy and the Company. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to determine future expected credit losses on its unbilled revenue. Actual results could differ materially from the Company’s estimates given the uncertainty arising from the COVID-19 pandemic.

Cash, Cash Equivalents and Short-term Investments
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale securities at fair value. The Company reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be credit-related which are recorded as other income (expense), net in the consolidated statements of operations and reports an allowance for credit losses in short-term investments on the balance sheet, if any.
The Company's investment policy only allows purchases of investment-grade notes and provides guidelines on concentrations to ensure minimum risk of loss. The Company evaluates whether the unrealized loss on available-for-sale debt securities is the result of the credit worthiness of the corporate notes it held, or other non-credit-related factors such as liquidity by reviewing a number of factors such as the implied yield of the corporate note based on the market price, the nature of the invested entity's business or industry, market capitalization relative to debt, changes in credit ratings, and the market prices of the corporate notes subsequent to period end. As of June 30, 2020, the gross unrealized loss on available-for-sale debt securities was immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. As of June 30, 2020, no allowance for credit losses in short-term investments was recorded. However, given the uncertainty surrounding the severity and duration of the COVID-19 pandemic, the Company could incur future unrealized losses on available-for-sale debt securities that are credit-related, which will be recorded in other income (expense), net in the consolidated statements of operations.
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
Revenue by geography is based on the billing address of the customers. The following tables set forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue by services:
Advertising services	$561,994	$727,123	$1,244,186	$1,406,589
Data licensing and other	121,444	114,258	246,889	221,682
Total revenue	$683,438	$841,381	$1,491,075	$1,628,271

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue by geographic area:
United States	$364,881	$455,201	$833,311	$887,557
Japan	108,239	133,171	239,371	268,742
Rest of World	210,318	253,009	418,393	471,972
Total revenue	$683,438	$841,381	$1,491,075	$1,628,271

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
The following table presents contract balances (in thousands):

	June 30, 2020	December 31, 2019
Unbilled revenue	$32,009	$27,691
Deferred revenue	$72,330	$69,000
The amount of revenue recognized in the three months ended June 30, 2020 that was included in the deferred revenue balance as of March 31, 2020 was $34.1 million. The amount of revenue recognized in the six months ended June 30, 2020 that was included in the deferred revenue balance as of December 31, 2019 was $69.0 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus ads inventory earned by and material rights provided to customers in prior periods and the satisfaction of the Company’s performance obligations relating to data licensing contracts with advance cash payments or material rights.
The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.
The increase in the unbilled revenue balance from December 31, 2019 to June 30, 2020 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.
The increase in the deferred revenue balance from December 31, 2019 to June 30, 2020 was primarily due to cash payments received or due in advance of satisfying the Company’s performance obligations for data licensing contracts and bonus and make good ads inventory earned by and offered to customers during the period.
Remaining Performance Obligations
As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $900.0 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term advertising service arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
	Total	Remainder of 2020	2021	2022 and Thereafter
Revenue expected to be recognized on remaining performance obligations	$900,032	$157,703	$291,998	$450,331

Note 3. Cash, Cash Equivalents and Short-term Investments
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$211,907	$254,405
Money market funds	2,282,166	465,158
Corporate notes, commercial paper and certificates of deposit	618,381	1,079,519
Total cash and cash equivalents	$3,112,454	$1,799,082
Short-term investments:
U.S. government and agency securities including treasury bills	$706,637	$660,860
Corporate notes, commercial paper and certificates of deposit	3,946,198	4,179,110
Marketable equity securities	725	—
Total short-term investments	$4,653,560	$4,839,970
The contractual maturities of debt securities classified as available-for-sale as of June 30, 2020 were as follows (in thousands):

June 30, 2020
Due within one year	$2,381,978
Due after one year through five years	2,270,857
Total	$4,652,835

The following tables summarize unrealized gains and losses related to available-for-sale debt securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	June 30, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities including treasury bills	$704,924	$1,733	$(20)	$706,637
Corporate notes, commercial paper and certificates of deposit	3,912,495	34,845	(1,142)	3,946,198
Total available-for-sale debt securities classified as short-term investments	$4,617,419	$36,578	$(1,162)	$4,652,835

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities including treasury bills	$660,361	$1,049	$(550)	$660,860
Corporate notes, commercial paper and certificates of deposit	4,166,203	13,133	(226)	4,179,110
Total available-for-sale debt securities classified as short-term investments	$4,826,564	$14,182	$(776)	$4,839,970
The gross unrealized loss on available-for-sale debt securities in a continuous loss position for 12 months or longer was not material as of June 30, 2020 and December 31, 2019.

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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 based on the three-tier fair value hierarchy (in thousands):

	June 30, 2020
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$2,282,166	$—	$2,282,166
Commercial paper	—	618,381	618,381
Short-term investments:
U.S. government and agency securities	—	706,637	706,637
Corporate notes	—	2,668,762	2,668,762
Commercial paper	—	1,022,289	1,022,289
Certificates of deposit	—	255,147	255,147
Marketable equity securities	725	—	725
Other current assets:
Foreign currency contracts	—	2,556	2,556
Total	$2,282,891	$5,273,772	$7,556,663
Liabilities
Other current liabilities:
Foreign currency contracts	—	1,598	1,598
Total	$—	$1,598	$1,598

	December 31, 2019
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$465,158	$—	$465,158
Corporate notes	—	8,246	8,246
Commercial paper	—	1,031,825	1,031,825
Certificates of deposit	—	39,448	39,448
Short-term investments:
U.S. government and agency securities	—	660,860	660,860
Corporate notes	—	2,468,429	2,468,429
Commercial paper	—	1,236,487	1,236,487
Certificates of deposit	—	474,194	474,194
Other current assets:
Foreign currency contracts	—	3,756	3,756
Total	$465,158	$5,923,245	$6,388,403
Liabilities
Other current liabilities:
Foreign currency contracts	—	1,573	1,573
Total	$—	$1,573	$1,573

The Company has $954.0 million in aggregate principal amount of 1.00% convertible senior notes due in 2021, or the 2021 Notes, $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024, or the 2024 Notes, $1.0 billion in aggregate principal amount of 0.375% convertible senior notes due in 2025, or the 2025 Notes, and, taken together with the 2021 Notes and the 2024 Notes, the Convertible Notes. The Company also has $700.0 million in aggregate principal amount of 3.875% senior notes due in 2027, or the 2027 Notes, and, together with the Convertible Notes, the Notes, outstanding as of June 30, 2020. Refer to Note 10 – Senior Notes and Convertible Notes for further details on the Notes.
The estimated fair value of the 2021 Notes, the 2024 Notes, and the 2027 Notes, based on a market approach as of June 30, 2020 was approximately $934.3 million, $1.07 billion, and $700.1 million, respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.
The estimated fair value of the 2025 Notes, based on a binomial model, as of June 30, 2020 was approximately $1.07 billion, which represents a Level 3 valuation. The Level 3 inputs used include risk free rate, volatility and discount yield.
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
The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives in other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $606.5 million and $456.1 million at June 30, 2020 and December 31, 2019, respectively.
The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

	Balance Sheet Location	June 30, 2020	December 31, 2019
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$2,556	$3,756
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$1,598	$1,573
The Company recognized a $0.5 million net gain on its foreign currency contracts in the three months ended June 30, 2020 and an $11.2 million net loss on its foreign currency contracts in the six months ended June 30, 2020. The Company recognized $4.3 million and $4.9 million of net losses on its foreign currency contracts in the three and six months ended June 30, 2019, respectively.

Note 5. Property and Equipment, Net
The following tables set forth property and equipment, net by type and by geographic area for the periods presented (in thousands):

	June 30, 2020	December 31, 2019
Property and equipment, net
Equipment	$1,593,025	$1,445,003
Furniture and leasehold improvements	353,892	347,983
Capitalized software	746,433	688,894
Construction in progress	162,984	100,551
Total	2,856,334	2,582,431
Less: Accumulated depreciation and amortization	(1,713,733)	(1,550,650)
Property and equipment, net	$1,142,601	$1,031,781

	June 30, 2020	December 31, 2019
Property and equipment, net:
United States	$1,110,824	$999,552
International	31,777	32,229
Total property and equipment, net	$1,142,601	$1,031,781

Note 6. Operating and Finance Leases
The Company has operating leases primarily for office space and data center facilities. The Company’s server and networking equipment leases typically are accounted for as finance leases. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $25.2 million and $26.8 million in the six months ended June 30, 2020 and 2019, respectively. In the three months ended June 30, 2020, the Company entered into an operating lease agreement related to an expansion of its data center facilities that has not yet commenced. This additional operating lease represents a gross commitment of approximately $130.8 million as of June 30, 2020 and has a lease term of ten years. There were no other material changes in the Company's operating and finance leases in the three and six months ended June 30, 2020, as compared to the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Note 7. Goodwill and Intangible Assets
The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2019	$1,256,699
Acquisitions	32,706
Other	(5,080)
Balance as of June 30, 2020	$1,284,325
For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded. The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2020:
Patents and developed technologies	$115,203	$(52,606)	$62,597
Other	3,233	(1,483)	1,750
Total	$118,436	$(54,089)	$64,347
December 31, 2019:
Patents and developed technologies	$96,636	$(41,530)	$55,106
Total	$96,636	$(41,530)	$55,106

Amortization expense associated with intangible assets was $7.6 million and $3.9 million for the three months ended June 30, 2020 and 2019, respectively, and $12.6 million and $8.7 million for the six months ended June 30, 2020 and 2019, respectively.
Estimated future amortization expense as of June 30, 2020 is as follows (in thousands):

Remainder of 2020	$10,849
2021	18,249
2022	13,022
2023	7,843
2024	6,026
Thereafter	8,358
Total	$64,347

Note 8. Accrued and Other Current Liabilities
The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	June 30, 2020	December 31, 2019
Federal Trade Commission accrual (see Note 14)	$150,000	$—
Accrued compensation	106,302	190,465
Deferred revenue	70,515	68,987
Accrued professional services	33,385	38,596
Accrued publisher, content and ad network costs	26,509	45,265
Accrued tax liabilities	17,881	45,967
Accrued other	129,389	111,613
Total	$533,981	$500,893

Note 9. Acquisitions and Other Investments
2020 Acquisitions
During the six months ended June 30, 2020, the Company made a number of acquisitions, which were accounted for as business combinations. The total purchase price for these acquisitions was $45.7 million, which was allocated as follows: $8.8 million to developed technologies and other acquired intangible assets, $4.2 million to net assets assumed based on their estimated fair value on the acquisition date, and the excess $32.7 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisitions is mainly attributable to assembled workforce, expected synergies and other benefits. The goodwill is not tax deductible. Developed technologies and other acquired intangible assets will be amortized on a straight-line basis over their estimated useful lives of up to three years.
The results of operations for these acquisitions have been included in the Company’s consolidated statements of operations since the date of each respective acquisition. Actual and pro forma revenue and results of operations for these acquisitions have not been presented because they do not have a material impact on the consolidated revenue and results of operations.
Investments in Privately-Held Companies
From time to time, the Company makes strategic investments in privately-held companies. The Company evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of June 30, 2020, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. The Company accounts for its investments in privately-held companies either under equity method accounting or by adjusting the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. The Company’s non-marketable equity securities had a combined carrying value of $76.1 million and $77.7 million as of June 30, 2020 and December 31, 2019, respectively. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within other assets on the consolidated balance sheets.
The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing. The Company recorded impairment charges of $0.5 million and $8.5 million in the three and six months ended June 30, 2020, respectively, and $1.6 million in the three and six months ended June 30, 2019 within other income (expense), net in the consolidated statements of operations. The Company also recorded a gain of $10.2 million from the sale of an investment in a privately-held company in the three and six months ended June 30, 2019 within other income (expense), net in the consolidated statements of operations. No gain was recorded in the three and six months ended June 30, 2020.

Note 10. Senior Notes and Convertible Notes
Senior Notes
2027 Notes
In 2019, the Company issued $700.0 million aggregate principal amount of the 3.875% senior notes due 2027, or the 2027 Notes, in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933. The total net proceeds from this offering were approximately $691.9 million, after deducting $8.1 million of debt issuance costs in connection with the issuance of the 2027 Notes. The 2027 Notes represent senior unsecured obligations of the Company. The interest rate is fixed at 3.875% per annum and interest is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on June 15, 2020. The 2027 Notes mature on December 15, 2027.
Convertible Notes
2025 Notes
In March 2020, the Company entered into an investment agreement (the "Investment Agreement") with Silver Lake Partners V DE (AIV), L.P. (Silver Lake) relating to the issuance and sale to Silver Lake of $1.0 billion in aggregate principal amount of the Company's 0.375% convertible senior notes due 2025, or the 2025 Notes. The total net proceeds from this offering were approximately $985.3 million, after deducting $14.7 million of debt issuance costs in connection with the 2025 Notes.
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
Pursuant to the Investment Agreement, and subject to certain exceptions, Silver Lake will be restricted from transferring or entering into an agreement that transfers the economic consequences of ownership of the 2025 Notes or converting the 2025 Notes prior to the earlier of (i) the two year anniversary of the original issue date of the 2025 Notes or (ii) immediately prior to the consummation of a change of control of the Company. Exceptions to such restrictions on transfer include, among others: (a) transfers to affiliates of Silver Lake, (b) transfers to the Company or any of its subsidiaries, (c) transfers to a third party where the net proceeds of such sale are solely used to satisfy a margin call or repay a permitted loan or (d) transfers in connection with certain merger and acquisition events.
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
As of June 30, 2020, the net carrying value, net of debt issuance costs, of the 2025 Notes was $873.4 million.

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
Senior Notes and Convertible Notes
The Notes consisted of the following (in thousands):

	June 30, 2020				December 31, 2019
	2021 Notes	2024 Notes	2025 Notes	2027 Notes	2021 Notes	2024 Notes	2027 Notes
Principal amounts:
Principal	$954,000	$1,150,000	$1,000,000	$700,000	$954,000	$1,150,000	$700,000
Unamortized debt discount and issuance costs (1)	(60,756)	(181,747)	(126,630)	(7,511)	(84,652)	(202,515)	(8,033)
Net carrying amount	$893,244	$968,253	$873,370	$692,489	$869,348	$947,485	$691,967
Carrying amount of the equity component (2)	$283,283	$254,981	$121,413	$—	$283,283	$254,981	$—
(1)Included in the consolidated balance sheets within convertible notes and senior notes, and amortized over the remaining lives of the Notes.
(2)Included in the consolidated balance sheets within additional paid-in capital.
During the three months ended June 30, 2020 and 2019, the Company recognized $29.1 million and $34.8 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $10.8 million and $3.8 million, respectively, of coupon interest expense. During the six months ended June 30, 2020 and 2019, the Company recognized $52.8 million and $68.5 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $20.8 million and $7.4 million, respectively, of coupon interest expense.
As of June 30, 2020, the remaining life of the 2021 Notes, the 2024 Notes, the 2025 Notes, and the 2027 Notes is approximately 14 months, 47 months, 56 months, and 89 months, respectively.

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
Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potential dilutive common stock instruments. In the three and six months ended June 30, 2020, the Company’s potential common stock instruments such as stock options, RSUs, shares to be purchased under the 2013 Employee Stock Purchase Plan, shares subject to repurchases, the conversion feature of the Convertible Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic net income (loss) per share:
Numerator
Net income (loss)	$(1,378,005)	$1,119,560	$(1,386,401)	$1,310,364
Denominator
Weighted-average common shares outstanding	787,954	770,792	785,186	768,810
Weighted-average restricted stock subject to repurchase	(2,045)	(2,037)	(1,883)	(2,152)
Weighted-average shares used to compute basic net income (loss) per share	785,909	768,755	783,303	766,658
Basic net income (loss) per share attributable to common stockholders	$(1.75)	$1.46	$(1.77)	$1.71
Diluted net income (loss) per share:
Numerator
Net income (loss)	$(1,378,005)	$1,119,560	$(1,386,401)	$1,310,364
Denominator
Number of shares used in basic computation	785,909	768,755	783,303	766,658
Weighted-average effect of dilutive securities:
RSUs	—	11,767	—	10,548
Stock options	—	2,577	—	2,530
Other	—	1,957	—	1,642
Weighted-average shares used to compute diluted net income (loss) per share	785,909	785,056	783,303	781,378
Diluted net income (loss) per share attributable to common stockholders	$(1.75)	$1.43	$(1.77)	$1.68
The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
RSUs	41,437	2,676	41,437	12,379
Warrants	32,412	44,454	32,412	44,454
Stock options	2,992	3	2,992	6
Shares subject to repurchase and others	8,135	3,549	8,135	3,582

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
Share Repurchases
In March 2020, the Company's Board of Directors authorized a program to repurchase up to $2.0 billion of the Company's common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and may be suspended at any time at the Company’s discretion. No shares were repurchased under the program in the six months ended June 30, 2020.
Employee Stock Purchase Plan
The number of shares available for sale under the Employee Stock Purchase Plan (ESPP) has been and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 11.3 million shares; (ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as determined by the Company's Board of Directors.
During the six months ended June 30, 2020, employees purchased an aggregate of 1.4 million shares under the ESPP at a weighted-average price of $24.65 per share. During the six months ended June 30, 2019, employees purchased an aggregate of 0.9 million shares under the ESPP at a weighted-average price of $27.96 per share.
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
During the six months ended June 30, 2020, the Company granted 1.4 million shares of restricted common stock with a weighted-average grant date fair value of $34.30 per share in connection with certain acquisitions. The Company had 2.2 million and 1.4 million shares of unvested restricted common stock as of June 30, 2020 and December 31, 2019, respectively. The Company’s restricted common stock activity was not material during the six months ended June 30, 2020.
Stock Option Activity
The Company had 3.0 million and 3.2 million shares of stock options outstanding as of June 30, 2020 and December 31, 2019, respectively. The Company’s stock option activity was not material during the six months ended June 30, 2020.

Performance Restricted Stock Units Activity
The Company grants restricted stock units to certain of its executive officers periodically that vest based on the Company’s attainment of the annual financial performance goals and the executives’ continued employment through the vesting date (PRSUs). These PRSUs are granted when the annual performance targets are set and the awards are approved by the Compensation Committee of the Board of Directors, generally in the first quarter of each financial year. Prior to 2020, the Company granted PRSUs with a vesting period of approximately one year. In the six months ended June 30, 2020, the Company granted PRSUs with a vesting period of approximately three years.
The following table summarizes the activity related to the Company’s PRSUs for the six months ended June 30, 2020 (in thousands, except per share data):

	PRSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2019	646	$31.52
Granted (100% target level)	729	$27.77
Vested (100% target level)	(646)	$31.52
Unvested and outstanding at June 30, 2020	729	$27.77

The total fair value of PRSUs vested during the six months ended June 30, 2020 and 2019 was $22.7 million and $23.2 million, respectively.
The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a performance period of two or three calendar years and the executives’ continued employment through the vesting date (TSR RSUs). Prior to 2020, the Company granted TSR RSUs with a performance period of two calendar years and a vesting period of approximately two years. In the six months ended June 30, 2020, the Company granted TSR RSU grants with a performance period of three calendar years and a vesting period of approximately three years.
The following table summarizes the activity related to the Company’s TSR RSUs for the six months ended June 30, 2020 (in thousands, except per share data):

	TSR RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2019	759	$41.15
Granted (100% target level)	487	$31.16
Additional earned performance shares related to 2019 grants	52	$54.97
Vested (116% target level)	(381)	$54.97
Unvested and outstanding at June 30, 2020	917	$30.90

The total fair value of TSR RSUs vested during the six months ended June 30, 2020 and 2019 was $13.4 million and $3.7 million, respectively.

RSU Activity
The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs and TSR RSUs, for the six months ended June 30, 2020. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2019	31,731	$29.74
Granted	18,574	$28.58
Vested	(7,144)	$26.39
Canceled	(1,724)	$30.49
Unvested and outstanding at June 30, 2020	41,437	$29.77

The total fair value of RSUs vested during the three months ended June 30, 2020 and 2019 was $112.0 million and $122.9 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2020 and 2019 was $215.9 million and $219.4 million, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$8,996	$5,973	$14,752	$11,021
Research and development	77,988	50,229	138,575	96,490
Sales and marketing	29,183	22,202	48,022	40,267
General and administrative	16,709	16,211	29,430	30,328
Total stock-based compensation expense	$132,876	$94,615	$230,779	$178,106
The Company capitalized $10.8 million and $9.9 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended June 30, 2020 and 2019, respectively, and $18.9 million and $19.6 million in the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, there was $1.18 billion of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 2.9 years. The Company accounts for forfeitures as they occur.

Note 13. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.
The Company recorded a net provision for income taxes of $1.09 billion and $1.08 billion for the three and six months ended June 30, 2020, respectively, and a net benefit from income taxes of $1.03 billion and $1.13 billion for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020, the net provision for income taxes consisted of a provision for income taxes related to the establishment of a valuation allowance against deferred tax assets of $1.10 billion of a foreign subsidiary, which was offset by income tax benefits of $12.5 million and $19.6 million, respectively. For the three and six months ended June 30, 2019, the net benefit from income taxes consisted of income tax benefits from the intra-entity transfers of certain intangible assets of $1.08 billion and $1.21 billion, respectively, which were offset by income tax provisions of $50.7 million and $80.8 million, respectively. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance establishment in the three months ended June 30, 2020, the deferred tax asset establishment in 2019, the accrual in the three months ended June 30, 2020 related to the ongoing Federal Trade Commission matter described in Note 14 that is not expected to be tax-deductible if and when paid, changes in income (loss) before tax by jurisdiction, foreign tax rate differences, tax deductions for stock-based compensation, and research and development credits. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in its annual forecasts resulting from the unpredictable impact of the COVID-19 pandemic on its operating results.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2020, the Company has concluded that the deferred tax assets in a foreign subsidiary are not more-likely-than-not to be realized and recorded a full valuation allowance against such deferred tax assets in the approximate amount of $1.10 billion. In evaluating the need for a valuation allowance, the Company considered its recent operating results which resulted in a cumulative taxable loss in a foreign subsidiary for the twelve quarters ended June 30, 2020. The twelve quarters cumulative taxable losses from operations is considered a significant piece of negative evidence and outweighs other positive evidence, such as projections of future income. The twelve quarters cumulative taxable losses and projected near-term losses in the foreign subsidiary are largely driven by the negative impact from the COVID-19 pandemic as it has caused, and may continue to cause, decreased advertiser demand. If there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more-likely-than-not such deferred tax assets may be realizable.
As of June 30, 2020, the Company had $786.3 million of deferred tax assets for which it has not established a valuation allowance, related to the US federal, states other than Massachusetts and California, and international subsidiaries other than Ireland. The $786.3 million deferred tax balance reflects the reduction in net deferred tax assets of $1.10 billion in the three months ended June 30, 2020. The Company completed its reassessment of the ability to realize these assets and concluded that a valuation allowance was not required. Depending on the extent and severity of COVID-19’s impact, the Company's forecasted earnings and expectations may change and could result in a material non-cash income tax charge to record additional valuation allowances to further reduce its deferred tax assets to the net amount it believes is more-likely-than-not to be realized.
As of June 30, 2020, the Company has $430.8 million of unrecognized tax benefits, of which $355.7 million could result in a reduction of the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation allowance recorded for California and Massachusetts deferred tax assets.
On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. The Company has prepared the consolidated financial statements consistent with this opinion. In February 2020, Altera Corp. filed a petition to appeal the decision with the Supreme Court of the United States. On June 22, 2020, the Supreme Court denied the petition. The Company has considered the impact of the Supreme Court's denial and there were no material impacts to the consolidated financial statements.
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
Note 14. Commitments and Contingencies
Credit Facility
The Company has a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. As of June 30, 2020, no amounts had been drawn under the credit facility.

Contractual Obligations
The Company's principal commitments consist of obligations under the Notes (including principal and coupon interest), operating and finance leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments.
During the six months ended June 30, 2020, the Company entered into the Investment Agreement relating to the issuance and sale of $1.0 billion in aggregate principal amount of the 2025 Notes. As of June 30, 2020, the Company's contractual obligation to settle commitments related to the 2025 Notes is $1.9 million for the remainder of the year ended December 31, 2020, $7.5 million for the years ended December 31, 2021 through 2022, $7.5 million for the years ended December 31, 2023 through 2024, and $1.0 billion for the year ended December 31, 2025.
Other than as described above, there were no material changes outside the Company's normal course of business in its commitments under contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Legal Proceedings
Beginning in September 2016, multiple putative class actions and derivative actions were filed in state and federal courts in the United States against the Company and the Company’s directors and/or certain former officers alleging that false and misleading statements, made in 2015, are in violation of securities laws and breached fiduciary duty. The putative class actions were consolidated in the U.S. District Court for the Northern District of California. On October 16, 2017, the court granted in part and denied in part the Company’s motion to dismiss. On July 17, 2018, the court granted plaintiffs' motion for class certification in the consolidated securities action. The Company filed a motion for summary judgment on September 13, 2019, which was denied on April 17, 2020. The scheduled jury trial has been postponed due to the COVID-19 pandemic and there is currently no trial date scheduled. The outcome of this litigation is, and any potential losses therewith are, inherently uncertain, and the Company is, therefore, not able to estimate a reasonable range of possible loss, if any. The Company disputes the claims and intends to continue to defend the lawsuits vigorously.
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
On July 28, 2020, the Company received a draft complaint from the Federal Trade Commission (FTC) alleging violations of the Company’s 2011 consent order with the FTC and the FTC Act. The allegations relate to the Company’s use of phone number and/or email address data provided for safety and security purposes for targeted advertising during periods between 2013 and 2019. The Company estimates that the range of probable loss in this matter is $150.0 million to $250.0 million and has recorded an accrual of $150.0 million. The accrual is included in accrued and other current liabilities in the consolidated balance sheet and in general and administrative expenses in the consolidated statements of operations. The matter remains unresolved, and there can be no assurance as to the timing or the terms of any final outcome.
The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, data protection, securities, employment and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of June 30, 2020, except for the above referenced class actions, derivative actions and FTC matter, there was no litigation or contingency with at least a reasonable possibility of a material loss. Except for the aforementioned accrual of $150.0 million recorded in relation to the FTC matter, no other material losses were recorded during the three and six months ended June 30, 2020 and 2019 with respect to litigation or loss contingencies.
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

Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of June 30, 2020 and December 31, 2019.
Note 15. Subsequent Events
On July 28, 2020, the Company received a draft complaint from the Federal Trade Commission. See Note 14 for further information.

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
Overview and Highlights of Quarterly Results
Subsequent to our announcement of our financial results for the second quarter of 2020, which was furnished on Form 8-K on July 23, 2020, we received a draft complaint from the FTC alleging violations of our 2011 consent order with the FTC and the FTC Act. The allegations relate to our use of phone number and/or email address data provided for safety and security purposes for targeted advertising during periods between 2013 and 2019. As a result, prior to the filing of this Form 10-Q, we estimated a probable loss and recorded an accrual of $150.0 million which is included in accrued and other current liabilities in the consolidated balance sheet and in general and administrative expenses in the consolidated statements of operations. The additional expense of $150.0 million resulted in a $0.19 increase in basic and diluted net loss per share for the three and six months ended June 30, 2020.
Revenue in the second quarter of 2020 totaled $683.4 million, a decrease of 19%, compared to the second quarter of 2019.
•Advertising revenue totaled $562.0 million, a decrease of 23% year over year.
•Data licensing and other revenue totaled $121.4 million, an increase of 6% year over year.
•U.S. revenue totaled $364.9 million, a decrease of 20% year over year.
•International revenue totaled $318.5 million, a decrease of 18% year over year.
Net loss was $1.38 billion for the three months ended June 30, 2020, which was inclusive of a $1.10 billion provision for income taxes related to the establishment of a valuation allowance against deferred tax assets. Net income for the three months ended June 30, 2019 was $1.12 billion, which was inclusive of a $1.08 billion benefit from income taxes related to the establishment of deferred tax assets from the intra-entity transfer of intangible assets.
Loss from operations was $273.9 million, or 40% of total revenue, for the three months ended June 30, 2020, compared to income from operations of $75.7 million, or 9% of total revenue, for the three months ended June 30, 2019.
Cash, cash equivalents and short-term investments in marketable securities totaled $7.77 billion as of June 30, 2020.
Average monetizable daily active users (mDAU) for the three months ended June 30, 2020 was 186 million, an increase of 34% year over year.

COVID-19 Update
The COVID-19 pandemic has resulted in public health responses including travel bans, restrictions, social distancing requirements, and shelter-in-place orders, which have negatively impacted our business, operations, and financial performance. In the second quarter of 2020, we saw our highest reported quarterly year-over-year mDAU growth rate primarily driven by external factors, such as continued shelter-in-place requirements for many people, increased global conversation around the COVID-19 pandemic and other current events. Our work to serve the conversation around COVID-19, to help people find trusted sources of information, to better organize and surface the many topics and interests that bring people to Twitter, and innovations such as virtual watch parties for movie launches and virtual concerts helped us serve our larger audience. We also continue to benefit from ongoing product improvements, including continued increases in relevance of notifications, Search, Explore, and the Home timeline. We believe that mDAU growth in the second quarter of 2020 would still have been strong in the absence of external factors due to the ongoing benefit of these product improvements.
While we experienced significant growth in mDAU, we also continued to see a significant decrease in advertising spend since the pandemic became global in March. This decrease in advertising spend led to twelve quarters cumulative taxable losses from operations in a foreign subsidiary, which is a significant piece of negative evidence in assessing the ability to realize deferred tax assets. As of June 30, 2020, we have concluded that the deferred tax assets in a foreign subsidiary are not more-likely-than-not to be realized and recorded a valuation allowance of $1.10 billion. This valuation allowance would be reversed in the event, and to the extent, that it is more-likely-than-not that there will be sufficient taxable income in the foreign subsidiary to realize the tax benefit. Depending on the extent and severity of COVID-19’s impact, we could have additional deferred tax asset valuation allowances in future periods.
In light of the current operating and economic environment, we have shifted resources and priorities to increase focus on our revenue products. We have decreased our expense growth due to decisions we have made to reduce spending, continued cost savings from restricted business operations, and some of the challenges of growing headcount and investing in our objectives in the current environment. As we continue to adapt our operations and improve and increase hiring, we intend to continue investing in our most important work. We expect total costs and expenses to increase 10% or more year-over-year in the third quarter of 2020. We have responded quickly and decisively to the challenges presented by the current environment, updating our policies, increasing our use of machine learning and automation to take actions on potentially abusive and manipulative content, ensuring the continuity of our service, and partnering with advertisers to adapt their campaigns to the current situation.
Given the continued and unprecedented uncertainty and rapidly shifting market conditions of the business environment, we cannot reasonably estimate the full impacts of the COVID-19 pandemic on our future financial and operational results. Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. For example, to the extent the pandemic continues to disrupt economic activity globally, it could continue to adversely affect our business, operations and financial results through prolonged decreases in advertising spend, credit deterioration of our customers, depressed economic activity, or declines in capital markets. The timing of our capital expenditures related to the buildout of our new data center and to address our near-term capacity needs are contingent on improvements in the IT supply chain. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan. As such, given the unprecedented uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of the COVID-19 pandemic on our operating results in the future.
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
In the three months ended June 30, 2020, we had 186 million average mDAU, which represents an increase of 34% from the three months ended June 30, 2019. The increase was driven by global conversation around current events and ongoing product improvements. In the three months ended June 30, 2020, we had 36 million average mDAU in the United States and 150 million average mDAU in the rest of the world, which represent increases of 24% and 37%, respectively, from the three months ended June 30, 2019.
For additional information on how we calculate changes in mDAU and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monetizable Daily Active Usage: Worldwide
(quarterly average in millions)
200
180
160
140
120
100
124
126
134
139
145
152
166
186
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020

Monetizable Daily Active Usage: United States
(quarterly average in millions)
40
30
20
26
27
28
29
30
31
33
36
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020

Monetizable Daily Active Usage:
International
(quarterly average in millions)
160
140
120
100
80
98
99
105
110
115
121
133
150
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020

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

In the three months ended June 30, 2020, ad engagements increased 3% from the three months ended June 30, 2019, resulting primarily from audience growth offset by a mix shift to ad formats with lower clickthrough rates. In the three months ended June 30, 2020, cost per ad engagement decreased by 25% compared to the three months ended June 30, 2019, driven by like-for-like price decreases across most ad formats and lower demand.

Ad Engagement Year-over-Year Change
(% Change)
50%
33%
23%
20%
23%
29%
25%
3%
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020

Cost Per Ad Engagement Year-over-Year Change
(% Change)
0%
-14%
-7%
-4%
-12%
-13%
-19%
-25%
Sep 30 2018
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020

Results of Operations
The following tables set forth our consolidated statements of operations data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Advertising services	$561,994	$727,123	$1,244,186	$1,406,589
Data licensing and other	121,444	114,258	246,889	221,682
Total revenue	683,438	841,381	1,491,075	1,628,271
Costs and expenses (1)
Cost of revenue	288,039	277,965	572,076	541,976
Research and development	215,806	159,242	416,194	305,488
Sales and marketing	207,286	240,249	428,573	446,048
General and administrative	246,237	88,239	355,605	165,415
Total costs and expenses	957,368	765,695	1,772,448	1,458,927
Income (loss) from operations	(273,930)	75,686	(281,373)	169,344
Interest expense	(39,828)	(38,317)	(73,098)	(75,577)
Interest income	25,013	42,887	57,910	83,428
Other income (expense), net	(361)	7,523	(8,080)	7,087
Income (loss) before income taxes	(289,106)	87,779	(304,641)	184,282
Provision (benefit) for income taxes	1,088,899	(1,031,781)	1,081,760	(1,126,082)
Net income (loss)	$(1,378,005)	$1,119,560	$(1,386,401)	$1,310,364
(1)Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$8,996	$5,973	$14,752	$11,021
Research and development	77,988	50,229	138,575	96,490
Sales and marketing	29,183	22,202	48,022	40,267
General and administrative	16,709	16,211	29,430	30,328
Total stock-based compensation expense	$132,876	$94,615	$230,779	$178,106

The following table sets forth our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Advertising services	82%	86%	83%	86%
Data licensing and other	18	14	17	14
Total revenue	100	100	100	100
Costs and expenses
Cost of revenue	42	33	38	33
Research and development	32	19	28	19
Sales and marketing	30	29	29	27
General and administrative	36	10	24	10
Total costs and expenses	140	91	119	90
Income (loss) from operations	(40)	9	(19)	10
Interest expense	(6)	(5)	(5)	(5)
Interest income	4	5	4	5
Other income (expense), net	—	1	(1)	0
Income (loss) before income taxes	(42)	10	(20)	11
Provision (benefit) for income taxes	159	(123)	73	(69)
Net income (loss)	(202)%	133%	(93)%	80%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Advertising services	$561,994	$727,123	(23)%	$1,244,186	$1,406,589	(12)%
Data licensing and other	121,444	114,258	6%	246,889	221,682	11%
Total revenue	$683,438	$841,381	(19)%	$1,491,075	$1,628,271	(8)%
Revenue in the three and six months ended June 30, 2020 decreased by $157.9 million or 19% and $137.2 million and 8%, respectively, compared to the three and six months ended June 30, 2019.
In the three and six months ended June 30, 2020, advertising revenue decreased by $165.1 million or 23% and $162.4 million or 12%, respectively, compared to the three and six months ended June 30, 2019.
The decrease in advertising revenue in the three and six months ended June 30, 2020 reflects continued widespread economic disruption related to the COVID-19 pandemic and a significant decrease in global advertising spend. In the first quarter of 2020, these factors led to a 27% decline in advertising revenue in the last three weeks of March compared to the same period in the prior year. There was a gradual, moderate recovery relative to March levels throughout most of the second quarter of 2020, with the exception of late May to mid-June, when many brands slowed or paused spend in reaction to US civil unrest. During the last three weeks of June, advertising revenue declined 15% year over year for this period. Demand gradually improved once brands returned after the protests subsided.
The decrease in advertising revenue in the three and six months ended June 30, 2020 was attributable to decreases in cost per ad engagement of 25% and 22%, respectively, offset by increases in the number of ad engagements of 3% and 13%, respectively, compared to the same periods in 2019. The decreases in cost per ad engagement were driven by like-for-like price decreases across most ad formats and lower demand beginning in March and continuing through the second quarter of 2020. The increases in the number of ad engagements resulted primarily from audience growth offset by a mix shift to ad formats with lower clickthrough rates.
In the three and six months ended June 30, 2020, data licensing and other revenue increased by 6% and 11% compared to the three and six months ended June 30, 2019, respectively. The increase was attributable to expanded and new partnerships in Developer and Enterprise Solutions, and the timing of revenue recognition. Looking ahead, we continue to expect year-over-year data licensing and other revenue growth to moderate over the course of 2020.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Cost of revenue	$288,039	$277,965	4%	$572,076	$541,976	6%
Cost of revenue as a percentage of revenue	42%	33%		38%	33%
In the three months ended June 30, 2020, cost of revenue increased by $10.1 million compared to the three months ended June 30, 2019. The increase was attributable to a $7.9 million increase in depreciation expense primarily related to additional internally developed software, server and networking equipment and a $2.2 million increase in direct costs, primarily driven by an increase in infrastructure costs and traffic acquisition costs, offset by a decrease in revenue share expenses.
In the six months ended June 30, 2020, cost of revenue increased by $30.1 million compared to the six months ended June 30, 2019. The increase was attributable to a $16.3 million increase in direct costs, primarily driven by an increase in infrastructure cost and traffic acquisition costs, offset by a decrease in revenue share expenses, and a $13.8 million increase in depreciation expense primarily related to additional internally developed software, server and networking equipment.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Research and development	$215,806	$159,242	36%	$416,194	$305,488	36%
Research and development as a percentage of revenue	32%	19%		28%	19%
In the three months ended June 30, 2020, research and development expenses increased by $56.6 million compared to the three months ended June 30, 2019. The increase was attributable to a $39.2 million increase in personnel-related costs mainly driven by an increase in employee headcount, a $13.9 million net increase in allocated facilities costs and other supporting overhead expenses, and a $3.5 million decrease in the capitalization of costs associated with developing software for internal use.
In the six months ended June 30, 2020, research and development expenses increased by $110.7 million compared to the three months ended June 30, 2019. The increase was attributable to a $69.7 million increase in personnel-related costs mainly driven by an increase in employee headcount, a $30.8 million net increase in allocated facilities costs and other supporting overhead expenses, and a $10.2 million decrease in the capitalization of costs associated with developing software for internal use.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Sales and marketing	$207,286	$240,249	(14)%	$428,573	$446,048	(4)%
Sales and marketing as a percentage of revenue	30%	29%		29%	27%
In the three months ended June 30, 2020, sales and marketing expenses decreased by $33.0 million compared to the three months ended June 30, 2019. The decrease was attributable to a $26.8 million decrease in marketing and sales-related expenses, primarily due to reduced marketing campaigns, customer events, and travel, and a $6.2 million net decrease in allocated facilities costs and other supporting overhead expenses.
In the six months ended June 30, 2020, sales and marketing expenses decreased by $17.5 million compared to the three months ended June 30, 2019. The decrease was attributable to a $32.2 million decrease in marketing and sales-related expenses, primarily due to reduced marketing campaigns, customer events, and travel, offset by a $14.7 million net increase in allocated facilities costs and other supporting overhead expenses.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
General and administrative	$246,237	$88,239	179%	$355,605	$165,415	115%
General and administrative as a percentage of revenue	36%	10%		24%	10%
In the three months ended June 30, 2020, general and administrative expenses increased by $158.0 million compared to the three months ended June 30, 2019. The increase was attributable to a $150.0 million legal accrual related to an ongoing FTC matter recorded in the second quarter of 2020, a $15.3 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $5.5 million increase in professional service fees, offset by a $12.8 million increase in facilities and other supporting overhead expenses allocated to other functions.
In the six months ended June 30, 2020, general and administrative expenses increased by $190.2 million compared to the three months ended June 30, 2019. The increase was attributable to a $150.0 million legal accrual related to an ongoing FTC matter recorded in the second quarter of 2020, a $51.8 million increase in personnel-related costs mainly driven by an increase in employee headcount and an $11.4 million increase in professional service fees, offset by a $23.0 million increase in facilities and other supporting overhead expenses allocated to other functions.
We plan to continue to invest in general and administrative functions to ensure we have an appropriate level of support for our key objectives.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Interest expense	39,828	38,317	4%	73,098	75,577	(3)%
In the three months ended June 30, 2020, interest expense increased by $1.5 million compared to the three months ended June 30, 2019. The increase was primarily attributable to the issuance of the 2027 Notes in December 2019 and the 2025 Notes in March 2020, offset by our repayment of the 2019 Notes at their maturity in September 2019. In the six months ended June 30, 2020, interest expense decreased by $2.5 million compared to the six months ended June 30, 2019. The decrease was primarily attributable to our repayment of the 2019 Notes at their maturity in September 2019, offset by the issuance of the 2027 Notes in December 2019 and the 2025 Notes in March 2020.
Interest expense in the three and six months ended June 30, 2020 comprised $39.7 million and $72.8 million, respectively, of total interest expense related to the Notes as well as the credit facility, and $0.1 million and $0.3 million, respectively, related to finance leases of equipment.
Interest Income
Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Interest income	$25,013	$42,887	(42)%	$57,910	$83,428	(31)%
Interest income decreased by $17.9 million and $25.5 million in the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The decrease was primarily attributable to lower interest rates.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(361)	$7,523	(105)%	$(8,080)	$7,087	(214)%
Other expense, net, was $0.4 million and $8.1 million in the three and six months ended June 30, 2020, respectively, compared to other income, net, of $7.5 million and $7.1 million in the three and six months ended June 30, 2019, respectively. The change was primarily attributable to impairment charges of $0.5 million and $8.5 million on investments in privately-held companies in the three and six months ended June 30, 2020, respectively, compared to an $8.6 million gain net of impairment charge on investments in privately-held companies during the three and six months ended June 30, 2019.

Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$1,088,899	$(1,031,781)	$1,081,760	$(1,126,082)

In the three and six months ended June 30, 2020, the net provision for income taxes of $1.09 billion and $1.08 billion, respectively, consisted of the income tax expense of $1.10 billion from the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary, which was offset by an income tax benefit of $12.5 million and $19.6 million, respectively. In the three and six months ended June 30, 2019, the net benefit from income taxes of $1.03 billion and $1.13 billion, respectively, consisted of the benefit for income taxes of $1.08 billion and $1.21 billion, respectively, related to the establishment of deferred tax assets from intra-entity transfers of intangible assets and the provision for income taxes of $50.7 million and $80.8 million, respectively. The change in provision (benefit) for income taxes was primarily due to the valuation allowance establishment in the three and six months ended June 30, 2020, the establishment of deferred tax assets in the three and six months ended June 30, 2019, changes in income (loss) before tax by jurisdiction, foreign tax rate differences, tax deductions for stock-based compensation, and research and development credits.

We reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2020, we concluded that the deferred tax assets in a foreign subsidiary are not more-likely-than-not to be realized and recorded a valuation allowance of $1.10 billion. In evaluating the need for a valuation allowance, we considered recent operating results which resulted in a cumulative taxable loss in a foreign subsidiary for the twelve quarters ended June 30, 2020. The twelve quarters cumulative taxable losses from operations is considered a significant piece of negative evidence and outweighs other positive evidence, such as projections of future income. The twelve quarters cumulative taxable losses and projected near-term losses in the foreign subsidiary are largely driven by the negative impact from the COVID-19 pandemic as it has caused, and may continue to cause, decreased advertiser demand. If there are favorable changes to actual operating results or to projections of future income, we may determine that it is more-likely-than-not such deferred tax assets may be realizable.
As of June 30, 2020, we had $786.3 million of deferred tax assets for which we have not established a valuation allowance, related to the US federal, states other than Massachusetts and California, and international subsidiaries other than Ireland. The $786.3 million deferred tax asset balance reflects the reduction in net deferred tax assets of $1.10 billion in the three months ended June 30, 2020. As of June 30, 2020, we completed our reassessment of the ability to realize these assets and concluded that a valuation allowance was not required. Depending on the extent and severity of COVID-19’s impact, our forecasted earnings and expectations may change and could result in a material non-cash income tax charge to record additional valuation allowances to further reduce our deferred tax assets to the net amount we believe is more-likely-than-not to be realized.
On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. We have prepared the consolidated financial statements consistent with this opinion. In February 2020, Altera Corp. filed a petition to appeal the decision with the Supreme Court of the United States. On June 22, 2020, the Supreme Court denied the petition. We have considered the impact of the Supreme Court's denial and there were no material impacts to our consolidated financial statements.
Our effective tax rate could be affected by our jurisdictional mix of income (loss) before taxes, including our allocation of centrally incurred costs to foreign jurisdictions, changes in tax rates and tax regulations, the impact of tax examinations, the impact of business combinations, changes in our corporate structure, changes in the geographic location of business functions or assets, tax effects of stock-based compensation, and changes in management's assessment of the ability to realize deferred tax assets. In addition, the provision is impacted by deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of the COVID-19 pandemic on our operating results.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net income (loss)	$(1,386,401)	$1,310,364
Net cash provided by operating activities	$447,783	$690,666
Net cash used in investing activities	$(112,813)	$(384,382)
Net cash provided by (used in) financing activities	$989,082	$(25,153)
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
In March 2020, our Board of Directors authorized a program to repurchase up to $2.0 billion of our common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion. As of June 30, 2020, no shares have been repurchased under this program.
As of June 30, 2020, we had $7.77 billion of cash, cash equivalents and short-term investments in marketable securities, of which $164.9 million was held by our foreign subsidiaries. We do not plan to indefinitely reinvest these funds held by our foreign subsidiaries and have accrued the incremental taxes due as part of repatriation. While the global disruptions caused by the COVID-19 pandemic are currently expected to be temporary, there is uncertainty around its extent and duration. Our liquidity and working capital needs could be negatively impacted. We believe that our existing cash, cash equivalents and short-term investment balances, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months despite the uncertainty related to the COVID-19 pandemic.
Credit Facility
We have a revolving credit agreement with certain lenders which provides for a $500.0 million revolving unsecured credit facility maturing on August 7, 2023. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. As of June 30, 2020, no amounts had been drawn under the credit facility.
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
Cash provided by operating activities in the six months ended June 30, 2020 was $447.8 million, a decrease in cash inflow of $242.9 million compared to the six months ended June 30, 2019. Cash provided by operating activities was driven by a net loss of $1.39 billion, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $1.62 billion, of which $1.10 billion was due to a provision for income taxes related to the establishment of a valuation allowance against deferred tax assets, $244.5 million was related to depreciation and amortization expense, and $230.8 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $214.7 million.
Cash provided by operating activities in the six months ended June 30, 2019 was $690.7 million. Cash provided by operating activities was driven by net income of $1.31 billion, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $690.8 million, of which $1.14 billion was due to a benefit from income taxes related to the establishment of deferred tax assets from intra-entity transfers of intangible assets, $229.1 million was related to depreciation and amortization expense, and $178.1 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $71.1 million.

Investing Activities
Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.
Cash used in investing activities in the six months ended June 30, 2020 was $112.8 million, a decrease in cash outflow of $271.6 million compared to the six months ended June 30, 2019. The decrease was primarily due to a $795.4 million increase in proceeds from sales of marketable securities and a $0.8 million increase in proceeds from sales of property and equipment, offset by a $287.8 million decrease in proceeds from maturities of marketable securities, a $130.8 million increase in purchases of marketable securities, a $68.3 million increase in purchases of property and equipment, a $14.0 million increase in cash used in business combinations, as well as $12.4 million of cash used in other investing activities in the six months ended June 30, 2020 compared to $11.3 million of cash generated from other investing activities in the six months ended June 30, 2019.
We intend to increase capital expenditure in absolute dollars sequentially in the third quarter of 2020. The increase will allow us to address our near-term capacity needs and continue our buildout of a new data center, contingent on improvements in the IT supply chain.
Financing Activities
Our primary financing activities consist of issuance of securities, including common stock issued under our employee stock purchase plan, repayment of convertible notes, payments of finance lease obligations, and stock option exercises by employees and other service providers.
Cash provided by financing activities in the six months ended June 30, 2020 was $989.1 million, compared to $25.2 million cash used in financing activities in the six months ended June 30, 2019. The change was primarily due to $985.3 million of net proceeds from the issuance of the 2025 Notes net of issuance costs in the six months ended June 30, 2020, a $21.5 million decrease in payments of finance lease obligations, and a $9.2 million increase in proceeds from the issuance of shares of stock from the ESPP, offset by a $1.7 million increase in tax payments related to net share settlements of equity awards and a $0.1 million decrease in proceeds from option exercises.
Contractual Obligations
Our principal commitments consist of obligations under the Notes (including principal and coupon interest), finance and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. Refer to Note 14 – Commitments and Contingencies for more details.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2020.
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
A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of June 30, 2020, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $38.6 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.
As of June 30, 2020, we had $3.10 billion aggregate principal amount of Convertible Notes outstanding and $700.0 million aggregate principal amount of 2027 Notes outstanding. We carry the Notes at face value less amortized discount on the consolidated balance sheet. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.
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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains were immaterial for the three and six months ended June 30, 2020 and 2019. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollar would have resulted in a gain or loss of approximately $11.1 million as of June 30, 2020.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.
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
Our business, operations and financial performance have been, and are expected to continue to be, negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans, restrictions, social distancing requirements and shelter-in-place orders. The pandemic and these related responses have caused, and are expected to continue to cause, decreased advertiser demand for our platform, global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services) and significant volatility and disruption of financial markets.
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
•Postponements, suspensions or cancellations of major events, such as sporting events and music festivals, may lead to people perceiving the content on Twitter as less relevant or useful or of lower quality, which could negatively affect mDAU growth, or may reduce monetization opportunities in connection with such events.
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
Our mDAU and their level of engagement with advertising are critical to our success and our long-term financial performance will continue to be significantly determined by our success in increasing the growth rate of our mDAU as well as the number of ad engagements. Our mDAU growth rate has fluctuated over time, and it may slow or decline. To the extent our mDAU growth rate slows or the absolute number of mDAU declines, our revenue growth will become dependent on our ability to increase levels of engagement on Twitter and increase revenue growth from third-party publishers’ websites and applications, data licensing and other offerings. We generate a substantial majority of our revenue based upon engagement with the ads that we display. A number of factors have affected and could potentially negatively affect mDAU growth and engagement, including if:
•accounts, including influential accounts, such as those of world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands or certain age demographics, do not contribute unique or engaging content, including as a result of the postponement, suspension or cancellation of major events in light of the COVID-19 pandemic, such as the postponement or suspension of major sports leagues or the 2020 Summer Olympics, or engage with other products, services or activities as an alternative to ours;
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
•there are concerns related to the recent security breach whereby attackers gained control of certain highly-visible accounts;
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
The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generate substantially all of our advertising revenue through the sale of our Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. As a result, we have experienced an immediate reduction in advertiser demand due to the COVID-19 pandemic as some advertisers have shifted their expenditures away from advertising spend and we expect to continue to experience reduced advertiser demand and decreased advertising revenue in future quarters. In addition, many of our advertisers purchase our advertising services through one of several large advertising agencies' holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Further, our advertisers’ ability to effectively target their advertising to our audience’s interests may be impacted by the degree to which people on Twitter agree in our settings to certain types of personalization or ad targeting, which could have an impact on our revenue. People that already have accounts may change their choices as a result of changes to our privacy control settings that we have implemented or may implement in the future, and people new to Twitter may choose varied levels of personalization, whether in connection with future changes we make to product privacy settings, regulations, regulatory actions, the customer experience, or otherwise. Changes to operating systems’ practices and policies, such as Apple’s upcoming iOS update that may impose heightened restrictions related to Apple device identifiers, may also reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners. These limitations may adversely affect Twitter's and our advertisers' ability to effectively target advertisements and measure their performance, which could reduce the demand and pricing for our advertising products and harm our business. Over time, personalization rates will impact our ability to grow our performance advertising business. Advertisers also may choose to use our free products and services instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending.
Our advertising revenue growth is primarily driven by increases in mDAU, increases in ad pricing or number of ads shown and increases in our clickthrough rate. Although we experienced increased mDAU and ad engagement growth in the three and six months ended June 30, 2020, we experienced declines in revenue for such periods due to a reduction in advertiser demand on our platform related to the COVID-19 pandemic. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase our mDAU or monetize our larger global audience. Our advertising revenue also could be affected by a number of other factors, including advertiser reaction to content published on our platform or our policies and responses thereto, bugs or other product issues that may impact our ability to effectively help advertisers target ads or share data with our measurement and ad partners. The occurrence of any of these factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, either of which would adversely impact our revenue, business, financial condition and operating results.
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
•concerns related to the recent security breach whereby attackers gained control of certain highly-visible accounts;
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
•the pricing of our advertising services, including the actual or perceived return our advertisers receive from our advertising services, and those of our competitors; and
•our reputation and the strength of our brand relative to our competitors, including advertisers' perception of the health and safety of our platform and concerns related to the recent security breach whereby attackers gained control of certain highly-visible accounts.
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
From time to time, we have also experienced high voluntary attrition, and in those times, the resulting influx of new leaders and other employees has required us to expend time, attention and resources to recruit and retain talent, restructure parts of our organization, and train and integrate new employees. In addition, to attract and retain skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. We may need to invest significant amounts of cash and equity to attract and retain new employees and we may not realize sufficient return on these investments. In addition, changes to U.S. immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our business may be materially and adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to effectively attract and retain employees, we may not be able to innovate or execute quickly on our strategy and our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.
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
Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly assess the playing field and determine whether we need to improve or re-allocate resources amongst our existing products and services or create new ones (independently or in conjunction with third parties). Our ability to increase mDAU and engagement, attract content partners, advertisers and platform partners and generate revenue will depend on those decisions. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, we are in the early stages of exploring additional potential revenue product opportunities that could, if successful, complement our advertising business in the future, although we do not expect any revenue attributable to these opportunities in the near-term and these opportunities may not prove successful at all. We are also continuing our work to increase the stability, performance and scale of our ads platform and our MAP product, and such work will take place over multiple quarters, and any positive revenue impact will be gradual in its impact. If new or enhanced products, product features or services fail to engage people on Twitter, content partners and advertisers, we may fail to attract or retain mDAU or to generate sufficient revenue or operating profit to justify our investments, and our business, financial condition and operating results would be adversely impacted.
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
We believe that maintaining and promoting our brand is critical to increasing mDAU, content partners and advertiser spend. Maintaining and promoting our brand will depend largely on our ability to continue to provide timely, useful, reliable and innovative products and services with a focus on a positive experience on Twitter, which we may not do successfully. We may introduce new features, products, services or terms of service that people on Twitter, content partners, advertisers or platform partners do not like, which may negatively affect our brand. Additionally, the actions of content partners may affect our brand if people do not have a positive experience using third-party applications or websites integrated with Twitter or that make use of Twitter content. We will also continue to experience media, legislative or regulatory scrutiny of our decisions regarding privacy, data protection, security, content and other issues, which may adversely affect our reputation and brand. For example, we previously announced our discovery of content (including some advertisements) displayed on our products that may be relevant to government investigations relating to Russian interference in the 2016 U.S. presidential election, which continues to draw media and regulatory scrutiny of our actions with respect to such content. Our brand may also be negatively affected by the actions of people that are hostile or inappropriate to other people, by accounts impersonating other people, by accounts identified as spam, by use or perceived use, directly or indirectly, of our products or services by people (including governments and government-sponsored actors) to disseminate information that may be viewed as misleading (or intended to manipulate people's opinions), by accounts introducing excessive amounts of spam on our platform, by third parties obtaining control over people's accounts, such as the recent security breach whereby attackers gained control of certain highly-visible accounts, or by other security or cybersecurity incidents. For example, certain actions taken by a social media marketing company in the past to sell followers and engagement, which were in violation of our policies, drew media and regulatory scrutiny on us. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not achieve the desired goals.
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
Our products and services involve the storage and transmission of people's and advertisers’ information, and security incidents, including those caused by unintentional errors and those intentionally caused by third parties, may expose us to a risk of loss of this information, litigation, increased security costs and potential liability. We and our third-party service providers experience cyber-attacks of varying degrees on a regular basis. We expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. In particular, the COVID-19 pandemic is increasing the opportunities available to criminals, as more companies and individuals work online, and as such, the risk of a cybersecurity incident potentially occurring is increasing. We cannot provide assurances that our preventative efforts will be successful. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, people on Twitter and our advertisers may be harmed, lose trust and confidence in us, decrease the use of our products and services or stop using our products and services in their entirety. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties. Any of these actions could have a material and adverse effect on our business, reputation and operating results. While our insurance policies include liability coverage for certain of these matters, if we experienced a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage.
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
For example, in July 2020, we became aware of what we believe to be a coordinated social engineering attack by people who successfully targeted one or more of our employees with access to internal systems and tools. The attackers used this access to target a small group of accounts (130) and to gain control of a subset of these accounts and send Tweets from those accounts and access non-public information relating to at least some of those accounts. We are continuing to assess what other malicious activity the attackers may have conducted and the extent to which non-public data related to these accounts was compromised. We are also taking steps to secure our systems while our investigations are ongoing. This security breach may have harmed the people and accounts affected by it. It may also impact the market perception of the effectiveness of our security measures, and people may lose trust and confidence in us, decrease the use of our products and services or stop using our products and services in their entirety. It may also result in damage to our reputation, loss of accounts, loss of content or platform partners, loss of advertisers or advertising revenue, or legal and financial exposure, including legal claims, regulatory inquiries or other proceedings. Any of these effects could have a material and adverse impact on our business, reputation and operating results.
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
If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, mDAU may grow more rapidly than revenue in international regions where our monetization of our products and services is not as developed. For example, average mDAU outside the United States constituted 81% of our average mDAU in the three months ended June 30, 2020, but our international revenue, as determined based on the billing location of our customers, was approximately 47% of our consolidated revenue in the three months ended June 30, 2020. Our inability to successfully expand our business, manage the complexity of our global operations or monetize our products and services internationally could adversely impact our business, financial condition and operating results.
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

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy or data protection rights of the people on Twitter and others. While we strive to comply with applicable privacy and data protection laws and regulations, our privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive or burdensome than those in the United States. For example, the GDPR imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we have historically relied upon a variety of legal bases to transfer certain personal information outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework, the Swiss-U.S. Privacy Shield Framework, and EU Standard Contractual Clauses, or SCCs. These legal bases all have been, and may be, the subject of legal challenges and on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield framework and imposed additional obligations on companies when relying on the SCCs. This CJEU decision may result in different European Economic Area (EEA) data protection regulators applying differing standards for, or require ad hoc verification of measures taken with respect to, certain data flows. The CJEU’s decision will require us to take additional steps to legitimize impacted personal data transfers, and we may find it necessary or desirable to modify our data handling practices in connection with this decision or future legal challenges relating to cross-border data transfers. This could result in increased costs of compliance and limitations on our customers, vendors, and us. This CJEU decision or future legal challenges also could result in us being required to implement duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or could limit our ability to collect or process personal information in Europe, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged. Any of these changes with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition and operating results.
Further, following a referendum in June 2016 in which United Kingdom (UK) voters approved an exit from the EU, the UK officially left the EU on January 31, 2020, with a transitional period set to end on December 31, 2020 (often referred to as "Brexit"). The effect of Brexit will depend on agreements, if any, the UK makes to retain access to EU markets. Brexit creates economic and legal uncertainty in the region and could adversely affect the tax, currency, operational, legal and regulatory regimes to which our business is subject. Brexit may adversely affect our revenues and subject us to new regulatory costs and challenges, in addition to other adverse effects that we are unable effectively to anticipate. The UK implemented a Data Protection Act, effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR. Brexit has created uncertainty with regard to the future regulation of data protection in the UK and requirements for data transfers between the UK and the EU and other jurisdictions.
Legislative changes in the United States, at both the federal and state level, that could impose new obligations in areas such as privacy and liability for copyright infringement or content by third parties such as various Executive and Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change. Additionally, recent amendments to U.S. patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement.
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
In March 2011, to resolve an investigation into various incidents, we entered into a consent order with the FTC that, among other things, required us to establish an information security program designed to protect non-public consumer information and also requires that we obtain biennial independent security assessments. The obligations under the consent order remain in effect until the later of March 2, 2031, or the date 20 years after the date, if any, on which the U.S. government or the FTC files a complaint in federal court alleging any violation of the order. We expect to continue to be the subject of regulatory inquiries, investigations and audits in the future by the FTC and other regulators around the world. Violation of existing or future regulatory orders, settlements or consent decrees could subject us to substantial fines and other penalties that would adversely impact our financial condition and operating results. For example, on July 28, 2020, we received a draft complaint from the FTC alleging violations of the 2011 consent order with the FTC and the FTC Act. The allegations relate to our use of phone number and/or email address data provided for safety and security purposes for targeted advertising during periods between 2013 and 2019. We estimate that the range of probable loss in this matter is $150.0 million to $250.0 million. The matter remains unresolved, and there can be no assurance as to the timing or the terms of any final outcome.
It is possible that a regulatory inquiry, investigation or audit could cause us to incur substantial fines and costs, result in reputational harm, prevent us from offering certain products, services, features or functionalities, require us to change our policies or practices, divert management and other resources from our business, or otherwise materially and adversely impact our business, financial condition and operating results.
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
In the three and six months ended June 30, 2020, as well as other periods in the past, we have incurred significant operating losses. While we were profitable on a GAAP basis for 2018 and 2019, our quarterly operating results have fluctuated in the past and will fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicators of future performance. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
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
•changes in reserves or other non-cash credits or charges, such as establishment or releases of deferred tax assets valuation allowance, impairment charges or purchase accounting adjustments;
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
In 2014, we issued $954.0 million in aggregate principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes, in private placements to qualified institutional buyers. In 2018, we issued an additional $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024, or the 2024 Notes, in a private placement to qualified institutional buyers. In December 2019, we issued $700.0 million in aggregate principal amount of 3.875% senior notes due 2027, which we refer to as the 2027 Notes. In March 2020, we issued $1.0 billion in aggregate principal amount of 0.375% convertible senior notes due 2025, or the 2025 Notes. We refer to the 2021 Notes, the 2024 Notes and the 2025 Notes as the Convertible Notes, and we refer to the Convertible Notes and the 2027 Notes as the Notes. As of June 30, 2020, we had $3.80 billion in aggregate principal amount of outstanding Notes. As of June 30, 2020, we also had an undrawn unsecured revolving credit facility providing for loans in the aggregate principal amount of $500.0 million.
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
In addition, the Organization for Economic Cooperation and Development (OECD) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. In 2018, the European Commission proposed a series of measures aimed at ensuring a fair and efficient taxation of digital businesses operating within the European Union. Some countries, in the European Union and beyond, have unilaterally moved to introduce their own digital services tax (DST) to capture tax revenue on digital services more immediately. Notably France, Italy, Austria, the United Kingdom, Turkey, India and Spain have enacted or will soon enact a digital tax. Such laws would increase our tax obligations in those countries or change the manner in which we operate our business.
On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. We have prepared the consolidated financial statements consistent with this opinion. In February 2020, Altera Corp. filed a petition to appeal the decision with the Supreme Court of the United States. On June 22, 2020, the Supreme Court denied the petition. We have considered the impact of the Supreme Court's denial and there were no material impacts to our consolidated financial statements.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended June 30, 2020, we issued a total of 1,002,235 shares of our common stock in connection with the acquisition of one company to certain former shareholders of the acquired company.
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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.1	Form of Amended and Restated Indemnification Agreement
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

TWITTER, INC.
Date: August 3, 2020	By:	/s/ Jack Dorsey
Jack Dorsey Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2020	By:	/s/ Ned Segal
Ned Segal Chief Financial Officer (Principal Financial Officer)