Form 10-Q
period 2020-09-30
TWITTER, INC.
filed 2020-10-30
CIK 1418091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of October 29, 2020 was 795,349,591.

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
•our business strategies, plans and priorities, including our plans for growth and hiring, investment in our research and development efforts and our plans to scale capacity and enhance capability and reliability of our infrastructure, including capital expenditures;
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
•our expectations regarding our mDAU growth and growth rates and related opportunities as well as the continued usage of our mobile applications, including the impact of seasonality and the timing of events;
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
•the impact of the security breach in July 2020 whereby attackers gained control of certain highly-visible accounts;
•our expectations regarding certain deferred tax assets and fluctuations in our tax expense and cash taxes;
•the impact of privacy and data protection laws and regulations;
•the impact of content- or copyright-related legislation or regulation;
•our expectations regarding outstanding litigation or the decisions of the courts and the results of the draft complaint we received from the Federal Trade Commission;
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
The numbers of mDAU presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement across our large number of total accounts around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that the average of false or spam accounts during the third quarter of 2020 represented fewer than 5% of our mDAU during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation, and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation, or fake, we stop counting it in our mDAU, or other related metrics. We also treat multiple accounts held by a single person or organization as multiple mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TWITTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,201,073	$1,799,082
Short-term investments	5,479,974	4,839,970
Accounts receivable, net of allowance for doubtful accounts of $16,327 and $2,401	747,548	850,184
Prepaid expenses and other current assets	160,984	130,839
Total current assets	8,589,579	7,620,075
Property and equipment, net	1,392,720	1,031,781
Operating lease right-of-use assets	828,213	697,095
Intangible assets, net	58,923	55,106
Goodwill	1,289,147	1,256,699
Deferred tax assets, net	792,362	1,908,086
Other assets	137,848	134,547
Total assets	$13,088,792	$12,703,389
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$241,102	$161,148
Accrued and other current liabilities	623,885	500,893
Convertible notes, short-term	905,532	—
Operating lease liabilities, short-term	161,508	146,959
Finance lease liabilities, short-term	3,076	23,476
Total current liabilities	1,935,103	832,476
Convertible notes, long-term	1,858,685	1,816,833
Senior notes, long-term	692,742	691,967
Operating lease liabilities, long-term	727,011	609,245
Deferred and other long-term tax liabilities, net	28,845	24,170
Other long-term liabilities	34,318	24,312
Total liabilities	5,276,704	3,999,003
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 794,447 and 779,619 shares issued and outstanding	4	4
Additional paid-in capital	9,249,956	8,763,330
Accumulated other comprehensive loss	(90,087)	(70,534)
Retained earnings (accumulated deficit)	(1,347,785)	11,586
Total stockholders' equity	7,812,088	8,704,386
Total liabilities and stockholders' equity	$13,088,792	$12,703,389

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$936,233	$823,717	$2,427,308	$2,451,988
Costs and expenses
Cost of revenue	361,388	281,057	933,464	823,033
Research and development	208,877	178,553	625,071	484,041
Sales and marketing	215,285	226,204	643,858	672,252
General and administrative	94,576	93,758	450,181	259,173
Total costs and expenses	880,126	779,572	2,652,574	2,238,499
Income (loss) from operations	56,107	44,145	(225,266)	213,489
Interest expense	(39,614)	(36,226)	(112,712)	(111,803)
Interest income	17,167	40,348	75,077	123,776
Other income (expense), net	(3,977)	(504)	(12,057)	6,583
Income (loss) before income taxes	29,683	47,763	(274,958)	232,045
Provision (benefit) for income taxes	1,024	11,241	1,082,784	(1,114,841)
Net income (loss)	$28,659	$36,522	$(1,357,742)	$1,346,886
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$0.05	$(1.73)	$1.75
Diluted	$0.04	$0.05	$(1.73)	$1.72
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	790,827	772,789	785,788	768,719
Diluted	806,383	790,523	785,788	784,443

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$28,659	$36,522	$(1,357,742)	$1,346,886
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	(2,154)	1,331	20,037	19,285
Change in foreign currency translation adjustment	5,067	(70,296)	(39,590)	(69,883)
Net change in accumulated other comprehensive income (loss)	2,913	(68,965)	(19,553)	(50,598)
Comprehensive income (loss)	$31,572	$(32,443)	$(1,377,295)	$1,296,288

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	790,426	$4	772,393	$4	779,619	$4	764,257	$4
Issuance of common stock in connection with RSU vesting	4,085	—	3,264	—	12,256	—	10,396	—
Issuance of restricted stock in connection with acquisitions	—	—	—	—	33	—	—	—
Issuance of restricted stock in connection with acquisitions accounted for as stock-based compensation	—	—	—	—	1,381	—	306	—
Exercise of stock options	37	—	152	—	301	—	347	—
Issuance of common stock upon purchases under employee stock purchase plan	—	—	—	—	1,395	—	901	—
Shares withheld related to net share settlement of equity awards	(101)	—	(91)	—	(538)	—	(487)	—
Other activities	—	—	—	—	—	—	(2)	—
Balance, end of period	794,447	$4	775,718	$4	794,447	$4	775,718	$4
Additional paid-in capital
Balance, beginning of period	—	$9,127,495	—	$8,535,463	—	$8,763,330	—	$8,324,974
Issuance of restricted stock in connection with acquisitions	—	—	—	—	—	1,312	—	—
Exercise of stock options	—	31	—	245	—	454	—	754
Issuance of common stock upon purchases under employee stock purchase plan	—	—	—	—	—	34,395	—	25,209
Shares withheld related to net share settlement of equity awards	—	(3,726)	—	(3,757)	—	(18,344)	—	(16,695)
Stock-based compensation	—	126,156	—	106,783	—	376,600	—	304,492
Equity component of the convertible note issuance, net	—	—	—	—	—	92,209	—	—
Balance, end of period	—	$9,249,956	—	$8,638,734	—	$9,249,956	—	$8,638,734
Accumulated other comprehensive loss
Balance, beginning of period	—	$(93,000)	—	$(46,944)	—	$(70,534)	—	$(65,311)
Other comprehensive income (loss)	—	2,913	—	(68,965)	—	(19,553)	—	(50,598)
Balance, end of period	—	$(90,087)	—	$(115,909)	—	$(90,087)	—	$(115,909)
Retained earnings (Accumulated deficit)
Balance, beginning of period	—	$(1,376,444)	—	$(143,709)	—	$11,586	—	$(1,454,073)
Cumulative-effect adjustment from adoption of current expected credit loss guidance	—	—	—	—	—	(1,629)	—	—
Net income (loss)	—	28,659	—	36,522	—	(1,357,742)	—	1,346,886
Balance, end of period	—	$(1,347,785)	—	$(107,187)	—	$(1,347,785)	—	$(107,187)
Total stockholders' equity	794,447	$7,812,088	775,718	$8,415,642	794,447	$7,812,088	775,718	$8,415,642

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(1,357,742)	$1,346,886
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	366,469	349,076
Stock-based compensation expense	346,748	276,729
Amortization of discount on convertible notes	74,733	93,251
Bad debt expense	16,861	2,661
Deferred income taxes	(32,382)	68,587
Deferred tax assets establishment related to intra-entity transfers of intangible assets	—	(1,206,880)
Deferred tax assets valuation allowance establishment	1,101,374	—
Impairment of investments in privately-held companies	8,842	1,550
Other adjustments	(7,756)	(16,502)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	97,812	93,932
Prepaid expenses and other assets	(24,765)	(21,216)
Operating lease right-of-use assets	121,712	104,862
Accounts payable	(5,722)	(12,599)
Accrued and other liabilities	76,497	40,378
Operating lease liabilities	(120,111)	(94,530)
Net cash provided by operating activities	662,570	1,026,185
Cash flows from investing activities
Purchases of property and equipment	(577,829)	(389,073)
Proceeds from sales of property and equipment	5,815	4,290
Purchases of marketable securities	(5,103,983)	(3,940,682)
Proceeds from maturities of marketable securities	3,566,895	4,151,862
Proceeds from sales of marketable securities	925,387	173,325
Purchases of investments in privately-held companies	(3,839)	(51,163)
Business combinations, net of cash acquired	(34,285)	(20,302)
Other investing activities	(11,050)	2,281
Net cash used in investing activities	(1,232,889)	(69,462)
Cash flows from financing activities
Proceeds from issuance of convertible notes	1,000,000	—
Debt issuance costs	(14,662)	—
Repayment of convertible notes	—	(935,000)
Taxes paid related to net share settlement of equity awards	(18,344)	(16,695)
Payments of finance lease obligations	(20,573)	(53,627)
Proceeds from exercise of stock options	454	753
Proceeds from issuances of common stock under employee stock purchase plan	34,395	25,209
Net cash provided by (used in) financing activities	981,270	(979,360)
Net increase (decrease) in cash, cash equivalents and restricted cash	410,951	(22,637)
Foreign exchange effect on cash, cash equivalents and restricted cash	(14,854)	(1,790)
Cash, cash equivalents and restricted cash at beginning of period	1,827,666	1,921,875
Cash, cash equivalents and restricted cash at end of period	$2,223,763	$1,897,448
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$1,312	$—
Changes in accrued property and equipment purchases	$103,649	$26,679
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$2,201,073	$1,869,444
Restricted cash included in prepaid expenses and other current assets	2,251	1,869
Restricted cash included in other assets	20,439	26,135
Total cash, cash equivalents and restricted cash	$2,223,763	$1,897,448
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
COVID-19 Impacts
The COVID-19 pandemic has caused, and continues to cause, widespread economic disruption and has impacted the Company in a number of ways, most notably a significant decrease in global advertising spend in the month of March and the second quarter of 2020, followed by a recovery in the third quarter of 2020. The Company expects the extent of the impact on its financial and operational results will continue to depend on the duration and severity of the economic disruption caused by the COVID-19 pandemic.
As of September 30, 2020, the Company had $7.68 billion of cash, cash equivalents and short-term investments in marketable securities. If required, the Company may take certain liquidity mitigation actions in the future; however, it does not believe such actions are necessary based on its current forecasts. The Company believes that the existing cash, cash equivalents and short-term investments balances, together with cash generated by operations will be sufficient to meet its working capital and capital expenditure requirements in the foreseeable future based on its current expectations of the impact of the COVID-19 pandemic.
The Company considered the impacts of the COVID-19 pandemic on its significant estimates and judgments used in applying its accounting policies in the three and nine months ended September 30, 2020. In light of the pandemic, there is a greater degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to its estimates and judgments could result in a meaningful impact to its financial statements in future periods. Some of the more reasonably possible and significant items subject to a greater degree of uncertainty during this time include estimates of the valuation allowance against deferred tax assets, the carrying value of investments in privately-held companies, revenue collectibility, and credit losses related to accounts receivable, unbilled revenue, and investments in debt securities.

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
Recently issued accounting pronouncements not yet adopted
In August 2020, the FASB issued a new accounting standard update to simplify the accounting for convertible debt and other equity-linked instruments. The new guidance simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, using a modified or full retrospective transition method. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is evaluating the impact of adopting this new accounting standard update on its financial statements and related disclosures.
With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2020, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that are of significance or potential significance to the Company.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the policies noted below, which changed as a result of the adoption of the new standard on the measurement of credit losses on financial instruments.

Accounts Receivable, Net
The Company records accounts receivable at the invoiced amount. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, the customer’s current financial condition, and considers macro-economic factors such as gross domestic product (GDP) growth rates to estimate expected future credit losses. In the three and nine months ended September 30, 2020, the Company recorded a $0.9 million reduction and a $15.4 million increment in the allowance for doubtful accounts, respectively, including estimated future losses in consideration of the impact of the COVID-19 pandemic on the economy and the Company. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to determine future expected losses on its accounts receivable. Actual future bad debt could differ materially from this estimate and additional bad debt could be incurred as the duration and severity of the impact of the COVID-19 pandemic remains uncertain.
Unbilled Revenue (Contract Assets)
The Company evaluates whether its unbilled revenue is exposed to potential credit losses by considering factors such as the creditworthiness of its customers, the term over which unbilled revenue will be recognized, historical impairment of unbilled revenue, and contemplation of projected macroeconomic factors such as GDP growth rates. As of September 30, 2020, the Company recorded an immaterial amount of allowance for credit losses on unbilled revenue in consideration of the impact of the COVID-19 pandemic on the economy and the Company. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to determine future expected credit losses on its unbilled revenue. Actual results could differ materially from the Company’s estimates given the uncertainty arising from the COVID-19 pandemic.
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
The Company's investment policy only allows purchases of investment-grade notes and provides guidelines on concentrations to ensure minimum risk of loss. The Company evaluates whether the unrealized loss on available-for-sale debt securities is the result of the credit worthiness of the corporate notes it held, or other non-credit-related factors such as liquidity by reviewing a number of factors such as the implied yield of the corporate note based on the market price, the nature of the invested entity's business or industry, market capitalization relative to debt, changes in credit ratings, and the market prices of the corporate notes subsequent to period end. As of September 30, 2020, the gross unrealized loss on available-for-sale debt securities was immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. As of September 30, 2020, no allowance for credit losses in short-term investments was recorded. However, given the uncertainty surrounding the severity and duration of the COVID-19 pandemic, the Company could incur future unrealized losses on available-for-sale debt securities that are credit-related, which will be recorded in other income (expense), net in the consolidated statements of operations.

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
Revenue by geography is based on the billing address of the customers. The following tables set forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by services:
Advertising services	$808,449	$702,257	$2,052,635	$2,108,846
Data licensing and other	127,784	121,460	374,673	343,142
Total revenue	$936,233	$823,717	$2,427,308	$2,451,988

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by geographic area:
United States	$512,637	$465,409	$1,345,948	$1,352,966
Japan	132,392	128,797	371,763	397,539
Rest of World	291,204	229,511	709,597	701,483
Total revenue	$936,233	$823,717	$2,427,308	$2,451,988
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

The following table presents contract balances (in thousands):

	September 30, 2020	December 31, 2019
Unbilled revenue	$37,241	$27,691
Deferred revenue	$58,408	$69,000
The amount of revenue recognized in the three months ended September 30, 2020 that was included in the deferred revenue balance as of June 30, 2020 was $35.3 million. The amount of revenue recognized in the nine months ended September 30, 2020 that was included in the deferred revenue balance as of December 31, 2019 was $69.0 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus ads inventory earned by and material rights provided to customers in prior periods and the satisfaction of the Company’s performance obligations relating to data licensing contracts with advance cash payments or material rights.
The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.
The increase in the unbilled revenue balance from December 31, 2019 to September 30, 2020 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.
The decrease in the deferred revenue balance from December 31, 2019 to September 30, 2020 was primarily due to utilization of bonus and make good ads inventory earned in prior periods and the satisfaction of the Company's performance obligations relating to data licensing contracts with advance cash payments or material rights, offset by bonus ads inventory offered to customers during the period.
Remaining Performance Obligations
As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $836.5 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term advertising service arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
	Total	Remainder of 2020	2021	2022 and Thereafter
Revenue expected to be recognized on remaining performance obligations	$836,537	$79,300	$295,179	$462,058

Note 3. Cash, Cash Equivalents and Short-term Investments
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$234,497	$254,405
Money market funds	1,620,552	465,158
Corporate notes, commercial paper and certificates of deposit	346,024	1,079,519
Total cash and cash equivalents	$2,201,073	$1,799,082
Short-term investments:
U.S. government and agency securities	$956,442	$660,860
Corporate notes, commercial paper and certificates of deposit	4,522,498	4,179,110
Marketable equity securities	1,034	—
Total short-term investments	$5,479,974	$4,839,970
The contractual maturities of debt securities classified as available-for-sale as of September 30, 2020 were as follows (in thousands):

September 30, 2020
Due within one year	$2,753,187
Due after one year through five years	2,725,753
Total	$5,478,940

The following tables summarize unrealized gains and losses related to available-for-sale debt securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	September 30, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$954,625	$1,817	$—	$956,442
Corporate notes, commercial paper and certificates of deposit	4,491,038	31,957	(497)	4,522,498
Total available-for-sale debt securities classified as short-term investments	$5,445,663	$33,774	$(497)	$5,478,940

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$660,361	$1,049	$(550)	$660,860
Corporate notes, commercial paper and certificates of deposit	4,166,203	13,133	(226)	4,179,110
Total available-for-sale debt securities classified as short-term investments	$4,826,564	$14,182	$(776)	$4,839,970
The gross unrealized loss on available-for-sale debt securities in a continuous loss position for 12 months or longer was not material as of September 30, 2020 and December 31, 2019.

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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 based on the three-tier fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$1,620,552	$—	$1,620,552
Corporate notes	—	9,085	9,085
Commercial paper	—	324,634	324,634
Certificates of deposit	—	12,305	12,305
Short-term investments:
U.S. government and agency securities	—	956,442	956,442
Corporate notes	—	2,928,802	2,928,802
Commercial paper	—	1,099,352	1,099,352
Certificates of deposit	—	494,344	494,344
Marketable equity securities	1,034	—	1,034
Other current assets:
Foreign currency contracts	—	404	404
Total	$1,621,586	$5,825,368	$7,446,954
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$6,889	$6,889
Total	$—	$6,889	$6,889

	December 31, 2019
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$465,158	$—	$465,158
Corporate notes	—	8,246	8,246
Commercial paper	—	1,031,825	1,031,825
Certificates of deposit	—	39,448	39,448
Short-term investments:
U.S. government and agency securities	—	660,860	660,860
Corporate notes	—	2,468,429	2,468,429
Commercial paper	—	1,236,487	1,236,487
Certificates of deposit	—	474,194	474,194
Other current assets:
Foreign currency contracts	—	3,756	3,756
Total	$465,158	$5,923,245	$6,388,403
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$1,573	$1,573
Total	$—	$1,573	$1,573

The Company has $954.0 million in aggregate principal amount of 1.00% convertible senior notes due in 2021, or the 2021 Notes, $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024, or the 2024 Notes, $1.0 billion in aggregate principal amount of 0.375% convertible senior notes due in 2025, or the 2025 Notes, and, taken together with the 2021 Notes and the 2024 Notes, the Convertible Notes. The Company also has $700.0 million in aggregate principal amount of 3.875% senior notes due in 2027, or the 2027 Notes, and, together with the Convertible Notes, the Notes, outstanding as of September 30, 2020. Refer to Note 10 – Senior Notes and Convertible Notes for further details on the Notes.
The estimated fair value of the 2021 Notes, the 2024 Notes, and the 2027 Notes, based on a market approach as of September 30, 2020 was approximately $949.0 million, $1.26 billion, and $728.0 million, respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.
The estimated fair value of the 2025 Notes, based on a binomial model, as of September 30, 2020 was approximately $1.28 billion, which represents a Level 3 valuation. The Level 3 inputs used include risk free rate, volatility and discount yield.
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
The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives in other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $470.5 million and $456.1 million as of September 30, 2020 and December 31, 2019, respectively.
The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

	Balance Sheet Location	September 30, 2020	December 31, 2019
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$404	$3,756
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$6,889	$1,573
The Company recognized $7.1 million and $18.3 million of net losses on its foreign currency contracts in the three and nine months ended September 30, 2020, respectively. The Company recognized $9.6 million and $14.5 million of net losses on its foreign currency contracts in the three and nine months ended September 30, 2019, respectively.
Note 5. Property and Equipment, Net
The following tables set forth property and equipment, net by type and by geographic area for the periods presented (in thousands):

	September 30, 2020	December 31, 2019
Property and equipment, net
Equipment	$1,683,628	$1,445,003
Furniture and leasehold improvements	362,599	347,983
Capitalized software	769,879	688,894
Construction in progress	383,296	100,551
Total	3,199,402	2,582,431
Less: Accumulated depreciation and amortization	(1,806,682)	(1,550,650)
Property and equipment, net	$1,392,720	$1,031,781

	September 30, 2020	December 31, 2019
Property and equipment, net:
United States	$1,359,952	$999,552
International	32,768	32,229
Total property and equipment, net	$1,392,720	$1,031,781

Note 6. Operating and Finance Leases
The Company has operating leases primarily for office space and data center facilities. The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. The Company’s server and networking equipment leases typically are accounted for as finance leases. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $253.9 million and $34.0 million in the nine months ended September 30, 2020 and 2019, respectively.
Future lease payments under leases and sublease income as of September 30, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases	Total	Sublease Income
Year Ending December 31,
Remainder of 2020	$37,771	$2,528	$40,299	$(2,715)
2021	220,364	569	220,933	(8,920)
2022	218,230	—	218,230	(1,325)
2023	143,583	—	143,583	—
2024	143,242	—	143,242	—
Thereafter	630,098	—	630,098	—
Total future lease payments (receipts)	1,393,288	3,097	1,396,385	$(12,960)
Less: leases not yet commenced	(367,190)	—	(367,190)
Less: imputed interest	(137,579)	(21)	(137,600)
Total lease liabilities	$888,519	$3,076	$891,595
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, short-term	$161,508	$—	$161,508
Operating lease liabilities, long-term	727,011	—	727,011
Finance lease liabilities, short-term	—	3,076	3,076
Total lease liabilities	$888,519	$3,076	$891,595
There were no other material changes in the Company's operating and finance leases in the three and nine months ended September 30, 2020, as compared to the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Note 7. Goodwill and Intangible Assets
The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2019	$1,256,699
Acquisitions	33,080
Other	(632)
Balance as of September 30, 2020	$1,289,147

For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded. The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2020:
Patents and developed technologies	$115,203	$(57,880)	$57,323
Other	3,233	(1,633)	1,600
Total	$118,436	$(59,513)	$58,923
December 31, 2019:
Patents and developed technologies	$96,636	$(41,530)	$55,106
Total	$96,636	$(41,530)	$55,106
Amortization expense associated with intangible assets was $5.4 million and $3.8 million for the three months ended September 30, 2020 and 2019, respectively, and $18.0 million and $12.5 million for the nine months ended September 30, 2020 and 2019, respectively.
Estimated future amortization expense as of September 30, 2020 is as follows (in thousands):

Remainder of 2020	$5,425
2021	18,249
2022	13,022
2023	7,843
2024	6,026
Thereafter	8,358
Total	$58,923

Note 8. Accrued and Other Current Liabilities
The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation	$157,334	$190,465
Federal Trade Commission accrual (see Note 14)	150,000	—
Deferred revenue	57,180	68,987
Accrued publisher, content and ad network costs	38,490	45,265
Accrued professional services	34,240	38,596
Accrued tax liabilities	31,710	45,967
Accrued other	154,931	111,613
Total	$623,885	$500,893

Note 9. Acquisitions and Other Investments
2020 Acquisitions
During the nine months ended September 30, 2020, the Company made a number of acquisitions, which were accounted for as business combinations. The total purchase price for these acquisitions was $46.1 million, which was allocated as follows: $8.8 million to developed technologies and other acquired intangible assets, $4.2 million to net assets assumed based on their estimated fair value on the acquisition date, and the excess $33.1 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisitions is mainly attributable to assembled workforce, expected synergies and other benefits. The goodwill is not tax deductible. Developed technologies and other acquired intangible assets will be amortized on a straight-line basis over their estimated useful lives of up to three years.
The results of operations for these acquisitions have been included in the Company’s consolidated statements of operations since the date of each respective acquisition. Actual and pro forma revenue and results of operations for these acquisitions have not been presented because they do not have a material impact on the consolidated revenue and results of operations.

Investments in Privately-Held Companies
From time to time, the Company makes strategic investments in privately-held companies. The Company evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of September 30, 2020, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. The Company accounts for its investments in privately-held companies either under equity method accounting or by adjusting the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. The Company’s non-marketable equity securities had a combined carrying value of $77.3 million and $77.7 million as of September 30, 2020 and December 31, 2019, respectively. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within other assets on the consolidated balance sheets.
The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing. The Company recorded impairment charges of $0.3 million and $8.8 million in the three and nine months ended September 30, 2020, respectively, and $1.6 million in the nine months ended September 30, 2019, within other income (expense), net in the consolidated statements of operations. No impairment charge was recorded in the three months ended September 30, 2019. The Company also recorded a gain of $10.2 million from the sale of an investment in a privately-held company in the nine months ended September 30, 2019 within other income (expense), net in the consolidated statements of operations. No gains were recorded in the three and nine months ended September 30, 2020 and in the three months ended September 30, 2019.
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
Convertible Notes
2025 Notes
In March 2020, the Company entered into an investment agreement (the Investment Agreement) with Silver Lake Partners V DE (AIV), L.P. (Silver Lake) relating to the issuance and sale to Silver Lake of $1.0 billion in aggregate principal amount of the Company's 0.375% convertible senior notes due 2025, or the 2025 Notes. The total net proceeds from this offering were approximately $985.3 million, after deducting $14.7 million of debt issuance costs in connection with the 2025 Notes.
The 2025 Notes represent senior unsecured obligations of the Company. The interest rate is fixed at 0.375% per annum and interest is payable semi-annually in arrears on March 15 and September 15 of each year, which commenced on September 15, 2020. The 2025 Notes mature on March 15, 2025, subject to earlier conversion, redemption or repurchase.
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
In accordance with accounting guidance on convertible debt that may be settled in cash on conversion, the Company separated the conversion option associated with the 2025 Notes (the equity component) from the respective debt instrument (the liability component). The carrying value of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying value of the equity component of $121.4 million, which is recognized in stockholders’ equity, represents the difference between the proceeds from the issuance of the 2025 Notes and the fair value of the liability component. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the debt discount) is amortized to interest expense at an effective interest rate of 2.99% over the expected life of the 2025 Notes. The Company allocated $1.8 million of issuance costs to the equity component and the remaining issuance costs of $12.9 million are amortized to interest expense under the effective interest rate method over the expected life of the notes.
As of September 30, 2020, the net carrying value, net of debt issuance costs, of the 2025 Notes was $879.8 million.
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

Senior Notes and Convertible Notes
The Notes consisted of the following (in thousands):

	September 30, 2020				December 31, 2019
	2021 Notes	2024 Notes	2025 Notes	2027 Notes	2021 Notes	2024 Notes	2027 Notes
Principal amounts:
Principal	$954,000	$1,150,000	$1,000,000	$700,000	$954,000	$1,150,000	$700,000
Unamortized debt discount and issuance costs (1)	(48,468)	(171,081)	(120,234)	(7,258)	(84,652)	(202,515)	(8,033)
Net carrying amount	$905,532	$978,919	$879,766	$692,742	$869,348	$947,485	$691,967
Carrying amount of the equity component (2)	$283,283	$254,981	$121,413	$—	$283,283	$254,981	$—
(1)Included in the consolidated balance sheets within convertible notes, short-term; convertible notes, long-term; and senior notes, long-term, and amortized over the remaining lives of the Notes.
(2)Included in the consolidated balance sheets within additional paid-in capital.
During the three months ended September 30, 2020 and 2019, the Company recognized $29.6 million and $33.1 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $10.9 million and $3.6 million, respectively, of coupon interest expense. During the nine months ended September 30, 2020 and 2019, the Company recognized $82.4 million and $101.6 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $31.7 million and $11.0 million, respectively, of coupon interest expense.
As of September 30, 2020, the remaining life of the 2021 Notes, the 2024 Notes, the 2025 Notes, and the 2027 Notes is approximately 11 months, 44 months, 53 months, and 86 months, respectively.
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
Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potential dilutive common stock instruments. In the nine months ended September 30, 2020, the Company’s potential common stock instruments such as stock options, RSUs, shares to be purchased under the 2013 Employee Stock Purchase Plan, shares subject to repurchases, the conversion feature of the Convertible Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic net income (loss) per share:
Numerator
Net income (loss)	$28,659	$36,522	$(1,357,742)	$1,346,886
Denominator
Weighted-average common shares outstanding	793,065	774,580	787,831	770,755
Weighted-average restricted stock subject to repurchase	(2,238)	(1,791)	(2,043)	(2,036)
Weighted-average shares used to compute basic net income (loss) per share	790,827	772,789	785,788	768,719
Basic net income (loss) per share attributable to common stockholders	$0.04	$0.05	$(1.73)	$1.75
Diluted net income (loss) per share:
Numerator
Net income (loss)	$28,659	$36,522	$(1,357,742)	$1,346,886
Denominator
Number of shares used in basic computation	790,827	772,789	785,788	768,719
Weighted-average effect of dilutive securities:
RSUs	12,194	12,950	—	11,348
Stock options	2,221	2,585	—	2,548
Other	1,141	2,199	—	1,828
Weighted-average shares used to compute diluted net income (loss) per share	806,383	790,523	785,788	784,443
Diluted net income (loss) per share attributable to common stockholders	$0.04	$0.05	$(1.73)	$1.72
The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RSUs	2,549	1,973	38,932	10,670
Warrants	32,412	44,454	32,412	44,454
Stock options	26	3	2,917	3
Shares subject to repurchase and others	3,317	2,660	7,930	3,177

Since the Company expects to settle the principal amount of the outstanding Convertible Notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. For the 2021 Notes, the conversion spread of 12.3 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $77.64 per share. For the 2024 Notes, the conversion spread of 20.1 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $57.14 per share. For the 2025 Notes, the conversion spread of 24.1 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company's common stock for a given period exceeds the conversion price of $41.50 per share. Since the average market price of the common stock is below $41.50 for all periods presented, the Convertible Notes are anti-dilutive.
If the average market price of the common stock exceeds the exercise price of the warrants, $105.28 for the 2021 Notes, and $80.20 for the 2024 Notes, the warrants will have a dilutive effect on the earnings per share assuming that the Company is profitable. Since the average market price of the common stock is below $80.20 for all periods presented, the warrants are anti-dilutive.

Note 12. Stockholders’ Equity
Equity Incentive Plans
The Company’s 2013 Equity Incentive Plan serves as the successor to the 2007 Equity Incentive Plan. The number of shares of the Company’s common stock available for issuance under the 2013 Equity Incentive Plan were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 60,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company’s Board of Directors.
Share Repurchases
In March 2020, the Company's Board of Directors authorized a program to repurchase up to $2.0 billion of the Company's common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and may be suspended at any time at the Company’s discretion. No shares were repurchased under the program in the nine months ended September 30, 2020.
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
During the nine months ended September 30, 2020, employees purchased an aggregate of 1.4 million shares under the ESPP at a weighted-average price of $24.65 per share. During the nine months ended September 30, 2019, employees purchased an aggregate of 0.9 million shares under the ESPP at a weighted-average price of $27.96 per share.
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
During the nine months ended September 30, 2020, the Company granted 1.4 million shares of restricted common stock with a weighted-average grant date fair value of $34.30 per share in connection with certain acquisitions. The Company had 2.0 million and 1.4 million shares of unvested restricted common stock as of September 30, 2020 and December 31, 2019, respectively. The Company’s restricted common stock activity was not material during the nine months ended September 30, 2020.
Stock Option Activity
The Company had 2.9 million and 3.2 million shares of stock options outstanding as of September 30, 2020 and December 31, 2019, respectively. The Company’s stock option activity was not material during the nine months ended September 30, 2020.
Performance Restricted Stock Units Activity
The Company grants restricted stock units to certain of its executive officers periodically that vest based on the Company’s attainment of the annual financial performance goals and the executives’ continued employment through the vesting date (PRSUs). These PRSUs are granted when the annual performance targets are set and the awards are approved by the Compensation Committee of the Board of Directors, generally in the first quarter of each financial year. Prior to 2020, the Company granted PRSUs with a vesting period of approximately one year. In the nine months ended September 30, 2020, the Company granted PRSUs with a vesting period of approximately three years.

The following table summarizes the activity related to the Company’s PRSUs for the nine months ended September 30, 2020 (in thousands, except per share data):

	PRSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2019	646	$31.52
Granted (100% target level)	729	$27.77
Vested (100% target level)	(646)	$31.52
Unvested and outstanding at September 30, 2020	729	$27.77

The total fair value of PRSUs vested during the nine months ended September 30, 2020 and 2019 was $22.7 million and $23.2 million, respectively.
The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a performance period of two or three calendar years and the executives’ continued employment through the vesting date (TSR RSUs). Prior to 2020, the Company granted TSR RSUs with a performance period of two calendar years and a vesting period of approximately two years. In the nine months ended September 30, 2020, the Company granted TSR RSU grants with a performance period of three calendar years and a vesting period of approximately three years.
The following table summarizes the activity related to the Company’s TSR RSUs for the nine months ended September 30, 2020 (in thousands, except per share data):

	TSR RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2019	759	$41.15
Granted (100% target level)	487	$31.16
Additional earned performance shares related to 2019 grants	52	$54.97
Vested (116% target level)	(381)	$54.97
Unvested and outstanding at September 30, 2020	917	$30.90

The total fair value of TSR RSUs vested during the nine months ended September 30, 2020 and 2019 was $13.4 million and $3.7 million, respectively.
RSU Activity
The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs and TSR RSUs, for the nine months ended September 30, 2020. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2019	31,731	$29.74
Granted	20,923	$29.99
Vested	(11,229)	$26.94
Canceled	(2,493)	$30.52
Unvested and outstanding at September 30, 2020	38,932	$30.63

The total fair value of RSUs vested during the three months ended September 30, 2020 and 2019 was $147.7 million and $133.7 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2020 and 2019 was $363.6 million and $353.1 million, respectively.

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$8,581	$5,757	$23,333	$16,778
Research and development	66,111	53,009	204,686	149,499
Sales and marketing	25,550	23,755	73,572	64,022
General and administrative	15,727	16,102	45,157	46,430
Total stock-based compensation expense	$115,969	$98,623	$346,748	$276,729
The Company capitalized $10.2 million and $9.9 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended September 30, 2020 and 2019, respectively, and $29.1 million and $29.5 million in the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, there was $1.13 billion of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 2.8 years. The Company accounts for forfeitures as they occur.
Note 13. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods has been historically determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, the accounting standard permits the use of the actual effective tax rate for the year-to-date period. In the third quarter of 2020, the Company used this approach because it was unable to reasonably estimate its annual effective rate due to the variability of the rate as a result of fluctuations in forecasted income, fluctuations in pre-tax income and loss between quarters, and the effects of being taxed in multiple tax jurisdictions.
The Company recorded a net provision for income taxes of $1.0 million and $1.08 billion for the three and nine months ended September 30, 2020, respectively. For the nine months ended September 30, 2020, the net provision for income taxes consisted of a provision for income taxes related to the establishment of a valuation allowance against deferred tax assets of $1.10 billion of a foreign subsidiary, which was offset by an income tax benefit of $18.6 million. The Company recorded a net provision for income taxes of $11.2 million and a net benefit from income taxes of $1.11 billion for the three and nine months ended September 30, 2019, respectively. For the nine months ended September 30, 2019, the net benefit from income taxes consisted of income tax benefits from the establishment of deferred tax assets from intra-entity transfers of certain intangible assets of $1.21 billion, which was offset by income tax provisions of $92.0 million.
For the three and nine months ended September 30, 2020, the primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance establishment in the three months ended June 30, 2020, the accrual related to the ongoing Federal Trade Commission matter described in Note 14 – Commitments and Contingencies that is not expected to be tax-deductible if and when paid, research and development credits, stock-based compensation, and foreign tax rate differences. For the three and nine months ended September 30, 2019, the primary difference between the effective tax rate and the federal statutory tax rate relates to the deferred tax asset establishment, research and development credits, stock-based compensation, and foreign tax rate differences.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2020, the Company concluded that the deferred tax assets in a foreign subsidiary are not more-likely-than-not to be realized and recorded a full valuation allowance against such deferred tax assets in the approximate amount of $1.10 billion. In evaluating the need for a valuation allowance, the Company considered its recent operating results which resulted in a cumulative taxable loss in a foreign subsidiary for the twelve quarters ended June 30, 2020. The twelve quarters cumulative taxable losses from operations is considered a significant piece of negative evidence and outweighs other positive evidence, such as projections of future income. The twelve quarters cumulative taxable losses and projected near-term losses in the foreign subsidiary are largely driven by the negative impact from the COVID-19 pandemic as it has caused, and may continue to cause, decreased advertiser demand. If there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more-likely-than-not such deferred tax assets may be realizable. As of September 30, 2020, there have been no changes to the Company's conclusion.

As of September 30, 2020, the Company had $792.4 million of deferred tax assets for which it has not established a valuation allowance, related to the US federal, states other than Massachusetts and California, and international subsidiaries other than Ireland. The $792.4 million deferred tax asset balance reflects the reduction in net deferred tax assets of $1.10 billion in the nine months ended September 30, 2020. The Company completed its reassessment of the ability to realize these assets and concluded that a valuation allowance was not required. Depending on the extent and severity of COVID-19’s impact, the Company's forecasted earnings and expectations may change and could result in a material non-cash income tax charge to record additional valuation allowances to further reduce its deferred tax assets to the net amount it believes is more-likely-than-not to be realized.
As of September 30, 2020, the Company has $441.3 million of unrecognized tax benefits, of which $363.0 million could result in a reduction of the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation allowance recorded for California and Massachusetts deferred tax assets. On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. The Company has prepared the consolidated financial statements consistent with this opinion. In February 2020, Altera Corp. filed a petition to appeal the decision with the Supreme Court of the United States. On June 22, 2020, the Supreme Court denied the petition. The Company has considered the impact of the Supreme Court's denial and there were no material impacts to its consolidated financial statements as of September 30, 2020. Subsequent to September 30, 2020 but prior to the filing of this Form 10-Q, the Company filed its 2019 US Federal Tax Return and included certain adjustments related to the decision of the Ninth Circuit Court of Appeals in the case of Altera Corp. v. Commissioner for which the Company previously recognized a reserve. As a result, the Company's unrecognized tax benefits will decrease by $91.9 million with no impact to the effective tax rate in the fourth quarter of 2020.
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
Note 14. Commitments and Contingencies
Credit Facility
The Company has a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. As of September 30, 2020, no amounts had been drawn under the credit facility.
Contractual Obligations
The Company's principal commitments consist of obligations under the Notes (including principal and coupon interest), operating and finance leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments.
During the nine months ended September 30, 2020, the Company entered into the Investment Agreement relating to the issuance and sale of $1.0 billion in aggregate principal amount of the 2025 Notes. As of September 30, 2020, the Company's contractual obligation to settle commitments related to the 2025 Notes is $7.5 million for the years ended December 31, 2021 through 2022, $7.5 million for the years ended December 31, 2023 through 2024, and $1.0 billion for the year ended December 31, 2025.
Other than as described above, there were no material changes outside the Company's normal course of business in its commitments under contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Legal Proceedings
Beginning in September 2016, multiple putative class actions and derivative actions were filed in state and federal courts in the United States against the Company and the Company’s directors and/or certain former officers alleging that false and misleading statements, made in 2015, are in violation of securities laws and breached fiduciary duty. The putative class actions were consolidated in the U.S. District Court for the Northern District of California. On October 16, 2017, the court granted in part and denied in part the Company’s motion to dismiss. On July 17, 2018, the court granted plaintiffs' motion for class certification in the consolidated securities action. The Company filed a motion for summary judgment on September 13, 2019, which was denied on April 17, 2020. The scheduled jury trial has been postponed due to the COVID-19 pandemic and is currently scheduled for September 2021. The outcome of this litigation is, and any potential losses therewith are, inherently uncertain, and the Company is, therefore, not able to estimate a reasonable range of possible loss, if any. The Company disputes the claims and intends to continue to defend the lawsuits vigorously.

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
On July 28, 2020, the Company received a draft complaint from the Federal Trade Commission (FTC) alleging violations of the Company’s 2011 consent order with the FTC and the FTC Act. The allegations relate to the Company’s use of phone number and/or email address data provided for safety and security purposes for targeted advertising during periods between 2013 and 2019. The Company estimates that the range of probable loss in this matter is $150.0 million to $250.0 million and recorded an accrual of $150.0 million in the three months ended June 30, 2020. The accrual is included in accrued and other current liabilities in the consolidated balance sheet and in general and administrative expenses in the consolidated statements of operations. The matter remains unresolved, and there can be no assurance as to the timing or the terms of any final outcome.
The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, data protection, consumer protection, securities, employment, and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of September 30, 2020, except for the above referenced class actions, derivative actions and FTC matter, there was no litigation or contingency with at least a reasonable possibility of a material loss. Except for the aforementioned accrual of $150.0 million recorded in relation to the FTC matter, no other material losses were recorded during the three and nine months ended September 30, 2020 and 2019 with respect to litigation or loss contingencies.
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
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of September 30, 2020 and December 31, 2019.

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
Overview and Highlights of Quarterly Results
Revenue in the third quarter of 2020 totaled $936.2 million, an increase of 14%, compared to the third quarter of 2019.
•Advertising revenue totaled $808.4 million, an increase of 15% year over year.
•Data licensing and other revenue totaled $127.8 million, an increase of 5% year over year.
•U.S. revenue totaled $512.6 million, an increase of 10% year over year.
•International revenue totaled $423.6 million, an increase of 18% year over year.
Net income was $28.7 million for the three months ended September 30, 2020 compared to $36.5 million for the three months ended September 30, 2019.
Income from operations was $56.1 million, or 6% of total revenue, for the three months ended September 30, 2020, compared to $44.1 million, or 5% of total revenue, for the three months ended September 30, 2019.
Cash, cash equivalents and short-term investments in marketable securities totaled $7.68 billion as of September 30, 2020.
Average monetizable daily active usage (mDAU) for the three months ended September 30, 2020 was 187 million, an increase of 29% year over year.

COVID-19 Update
The COVID-19 pandemic has resulted in public health responses including travel bans, restrictions, social distancing requirements, and shelter-in-place orders, which have negatively impacted our business, operations, and financial performance. Despite these challenges, in the third quarter of 2020, our year-over-year growth in mDAU remained strong, primarily driven by external factors, including increased global conversation around the COVID-19 pandemic, the run-up to U.S. elections, and other current events. Our work to serve the public conversation, to help people find trusted sources of information, and to better organize and surface the many topics and interests that bring people to Twitter, helped us retain new and recently reactivated accounts in the third quarter of 2020. We also continue to benefit from the ongoing impact of product improvements, including continued increases in relevance across notifications, search, Explore, and the Home timeline.
In the third quarter of 2020, advertisers around the world significantly increased their investment on Twitter, seeking to engage our larger audience around the return of events as well as increased and previously delayed product launches. We experienced improved advertising demand from the second quarter of 2020, when the decrease in advertising spend led to our conclusion that the deferred tax assets in a foreign subsidiary are not more-likely-than-not to be realized and recorded a valuation allowance of $1.10 billion. This valuation allowance would be reversed in the event, and to the extent, that it is more-likely-than-not that there will be sufficient taxable income in the foreign subsidiary to realize the tax benefit. Depending on the extent and severity of COVID-19’s impact, we could have additional deferred tax asset valuation allowances in future periods. As of September 30, 2020, there have been no changes to our conclusion.
In light of the current operating and economic environment, we have shifted resources and priorities to increase focus on our revenue products. Expense growth in the third quarter of 2020 was slightly higher than our expectations as COVID-related operational constraints, that previously limited our ability to invest, abated in the third quarter of 2020 and we incurred more revenue-related expenses due to the outperformance of advertising revenue. Given improving business conditions, we intend to continue investing in our most important work and expect total costs and expenses to grow closer to 20% year over year in the fourth quarter of 2020. We have responded quickly and decisively to the challenges presented by the current environment, updating our policies, increasing our use of machine learning and automation to take actions on potentially abusive and manipulative content, ensuring the continuity of our service, and partnering with advertisers to adapt their campaigns to the current situation.
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
In the three months ended September 30, 2020, we had 187 million average mDAU, which represents an increase of 29% from the three months ended September 30, 2019. The increase was driven by global conversation around current events and ongoing product improvements. In the three months ended September 30, 2020, we had 36 million average mDAU in the United States and 152 million average mDAU in the rest of the world, which represent increases of 20% and 32%, respectively, from the three months ended September 30, 2019.
For additional information on how we calculate changes in mDAU and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monetizable Daily Active Usage: Worldwide
(quarterly average in millions)
200
180
160
140
120
100
126
134
139
145
152
166
186
187
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020

Monetizable Daily Active Usage: United States
(quarterly average in millions)
40
30
20
27
28
29
30
31
33
36
36
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020

Monetizable Daily Active Usage:
International
(quarterly average in millions)
160
140
120
100
80
99
105
110
115
121
133
150
152
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020

Changes in Ad Engagements and Changes in Cost per Ad Engagement. We define an ad engagement as an interaction with one of our pay-for-performance advertising products. Ad engagements with our advertising products are based on the completion of an objective set out by an advertiser such as expanding, Retweeting, liking or replying to a Promoted Tweet, viewing an embedded video, downloading or engaging with a promoted mobile application, clicking on a website link, signing up for marketing emails from advertisers, following the account that Tweets a Promoted Tweet, or completing a transaction on an external website. We believe changes in ad engagements is one way to measure engagement with our advertising products. Cost per ad engagement is an output of our ads auction process, and will vary from one period to another based on geographic performance, auction dynamics, the strength of demand for various ad formats, and campaign objectives.
In the three months ended September 30, 2020, ad engagements increased 27% from the three months ended September 30, 2019, driven by strong growth in ad impressions due to our growing audience and increased demand for ads. In the three months ended September 30, 2020, cost per ad engagement decreased by 9% compared to the three months ended September 30, 2019, driven by price decreases across most ad formats.

Ad Engagement Year-over-Year Change
(% Change)
33%
23%
20%
23%
29%
25%
3%
27%
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020

Cost Per Ad Engagement Year-over-Year Change
(% Change)
-7%
-4%
0%
-12%
-13%
-19%
-25%
-9%
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020

Results of Operations
The following tables set forth our consolidated statements of operations data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Advertising services	$808,449	$702,257	$2,052,635	$2,108,846
Data licensing and other	127,784	121,460	374,673	343,142
Total revenue	936,233	823,717	2,427,308	2,451,988
Costs and expenses (1)
Cost of revenue	361,388	281,057	933,464	823,033
Research and development	208,877	178,553	625,071	484,041
Sales and marketing	215,285	226,204	643,858	672,252
General and administrative	94,576	93,758	450,181	259,173
Total costs and expenses	880,126	779,572	2,652,574	2,238,499
Income (loss) from operations	56,107	44,145	(225,266)	213,489
Interest expense	(39,614)	(36,226)	(112,712)	(111,803)
Interest income	17,167	40,348	75,077	123,776
Other income (expense), net	(3,977)	(504)	(12,057)	6,583
Income (loss) before income taxes	29,683	47,763	(274,958)	232,045
Provision (benefit) for income taxes	1,024	11,241	1,082,784	(1,114,841)
Net income (loss)	$28,659	$36,522	$(1,357,742)	$1,346,886
(1)Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$8,581	$5,757	$23,333	$16,778
Research and development	66,111	53,009	204,686	149,499
Sales and marketing	25,550	23,755	73,572	64,022
General and administrative	15,727	16,102	45,157	46,430
Total stock-based compensation expense	$115,969	$98,623	$346,748	$276,729

The following table sets forth our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Advertising services	86%	85%	85%	86%
Data licensing and other	14	15	15	14
Total revenue	100	100	100	100
Costs and expenses
Cost of revenue	39	34	38	34
Research and development	22	22	26	20
Sales and marketing	23	27	27	27
General and administrative	10	11	19	11
Total costs and expenses	94	95	109	91
Income (loss) from operations	6	5	(9)	9
Interest expense	(4)	(4)	(5)	(5)
Interest income	2	5	3	5
Other income (expense), net	—	—	—	—
Income (loss) before income taxes	3	6	(11)	9
Provision (benefit) for income taxes	—	1	45	(45)
Net income (loss)	3%	4%	(56)%	55%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Advertising services	$808,449	$702,257	15%	$2,052,635	$2,108,846	(3)%
Data licensing and other	127,784	121,460	5%	374,673	343,142	9%
Total revenue	$936,233	$823,717	14%	$2,427,308	$2,451,988	(1)%
Revenue in the three months ended September 30, 2020 increased by $112.5 million or 14% compared to the three months ended September 30, 2019. Revenue in the nine months ended September 30, 2020 decreased by $24.7 million or 1% compared to the nine months ended September 30, 2019.
Advertising revenue in the three months ended September 30, 2020 increased by $106.2 million or 15% compared to the three months ended September 30, 2019. Advertising revenue in the nine months ended September 30, 2020 decreased by $56.2 million or 3% compared to the nine months ended September 30, 2019.
The increase in advertising revenue in the three months ended September 30, 2020 reflects increased demand toward the end of the second quarter of 2020 that continued throughout the third quarter as advertisers around the world significantly increased their investment on Twitter, seeking to engage our larger audience around the return of events as well as increased and previously delayed product launches. The increase in advertising revenue was attributable to a 27% increase in the number of ad engagements, offset by a 9% decrease in cost per ad engagement compared to the same period in 2019. The increase in the number of ad engagements was driven by strong growth in ad impressions due to our growing audience and increased demand for ads. The decrease in cost per ad engagement reflects price decreases across most ad formats.
The decrease in advertising revenue in the nine months ended September 30, 2020 reflects widespread economic disruption related to the COVID-19 pandemic and a significant decrease in global advertising spend in the month of March and the second quarter of 2020. In the third quarter of 2020, we saw an increase in advertiser demand as advertisers around the world significantly increased their investment on Twitter, seeking to engage our larger audience around the return of events as well as increased and previously delayed product launches. The decrease in advertising revenue in the nine months ended September 30, 2020 was attributable to a 17% decrease in cost per ad engagement, offset by an 18% increase in the number of ad engagements compared to the same period in 2019. The decrease in cost per ad engagement was driven by price decreases across most ad formats. The increase in the number of ad engagements resulted primarily from strong growth in ad impressions due to our growing audience.
In the three and nine months ended September 30, 2020, data licensing and other revenue increased by 5% and 9% compared to the three and nine months ended September 30, 2019, respectively. The increases were attributable to expanded partnerships in Developer and Enterprise Solutions, and the timing of revenue recognition.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Cost of revenue	$361,388	$281,057	29%	$933,464	$823,033	13%
Cost of revenue as a percentage of revenue	39%	34%		38%	34%
In the three months ended September 30, 2020, cost of revenue increased by $80.3 million compared to the three months ended September 30, 2019. The increase was attributable to a $78.4 million increase in direct costs, primarily driven by an increase in infrastructure costs and traffic acquisition costs, and a $1.9 million increase in depreciation and amortization expense primarily related to additional acquired intangible assets, server and networking equipment.
In the nine months ended September 30, 2020, cost of revenue increased by $110.4 million compared to the nine months ended September 30, 2019. The increase was attributable to a $94.7 million increase in direct costs primarily driven by an increase in infrastructure costs and traffic acquisition costs offset by a decrease in revenue share expenses, and a $15.7 million increase in depreciation and amortization expense primarily related to additional acquired intangible assets, server and networking equipment.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Research and development	$208,877	$178,553	17%	$625,071	$484,041	29%
Research and development as a percentage of revenue	22%	22%		26%	20%
In the three months ended September 30, 2020, research and development expenses increased by $30.3 million compared to the three months ended September 30, 2019. The increase was attributable to a $16.4 million increase in personnel-related costs mainly driven by an increase in employee headcount as we continue to focus our investments on engineering, product, and design, an $11.3 million net increase in facilities costs and other administrative expenses, and a $2.6 million decrease in the capitalization of costs associated with developing software for internal use.
In the nine months ended September 30, 2020, research and development expenses increased by $141.0 million compared to the nine months ended September 30, 2019. The increase was attributable to an $86.1 million increase in personnel-related costs mainly driven by an increase in employee headcount as we continue to focus our investments on engineering, product, and design, a $42.1 million net increase in facilities costs and other administrative expenses, and a $12.8 million decrease in the capitalization of costs associated with developing software for internal use.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Sales and marketing	$215,285	$226,204	(5)%	$643,858	$672,252	(4)%
Sales and marketing as a percentage of revenue	23%	27%		27%	27%
In the three months ended September 30, 2020, sales and marketing expenses decreased by $10.9 million compared to the three months ended September 30, 2019. The decrease was attributable to a $14.5 million decrease in marketing and sales-related expenses, primarily due to reduced marketing campaigns, customer events, and travel, offset by a $3.6 million net increase in facilities costs and other administrative expenses.
In the nine months ended September 30, 2020, sales and marketing expenses decreased by $28.4 million compared to the nine months ended September 30, 2019. The decrease was attributable to a $60.4 million decrease in marketing and sales-related expenses, primarily due to reduced marketing campaigns and customer events, and travel, offset by a $32.0 million net increase in facilities costs and other administrative expenses.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
General and administrative	$94,576	$93,758	1%	$450,181	$259,173	74%
General and administrative as a percentage of revenue	10%	11%		19%	11%
In the three months ended September 30, 2020, general and administrative expenses increased by $0.8 million compared to the three months ended September 30, 2019. The increase was attributable to a $16.5 million increase in personnel-related costs mainly driven by an increase in employee headcount, offset by a net decrease of $15.7 million in facilities costs and other administrative expenses.
In the nine months ended September 30, 2020, general and administrative expenses increased by $191.0 million compared to the nine months ended September 30, 2019. The increase was attributable to a $150.0 million legal accrual related to an ongoing Federal Trade Commission matter recorded in the second quarter of 2020, a $68.4 million increase in personnel-related costs mainly driven by an increase in employee headcount, and an $11.3 million increase in professional service fees, offset by a net decrease of $38.7 million in facilities costs and other administrative expenses.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Interest expense	$39,614	$36,226	9%	$112,712	$111,803	1%
In the three and nine months ended September 30, 2020, interest expense increased by $3.4 million and $0.9 million compared to the three and nine months ended September 30, 2019, respectively. The increase was primarily attributable to the issuance of the 2027 Notes in December 2019 and the 2025 Notes in March 2020, offset by our repayment of the 2019 Notes at their maturity in September 2019.
Interest expense in the three and nine months ended September 30, 2020 comprised $39.5 million and $112.3 million, respectively, of total interest expense related to the Notes as well as the credit facility, and $0.1 million and $0.4 million, respectively, related to finance leases of equipment.
Interest Income
Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Interest income	$17,167	$40,348	(57)%	$75,077	$123,776	(39)%
Interest income decreased by $23.2 million and $48.7 million in the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The decrease was primarily attributable to lower interest rates.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(3,977)	$(504)	689%	$(12,057)	$6,583	(283)%
Other expense, net, increased by $3.5 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily attributable to less favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities.
Other expense, net, was $12.1 million in the nine months ended September 30, 2020 compared to other income, net, of $6.6 million in the nine months ended September 30, 2019. The change was primarily attributable to impairment charges of $8.8 million on investments in privately-held companies in the nine months ended September 30, 2020 compared to an $8.6 million gain net of impairment charge on investments in privately-held companies during the nine months ended September 30, 2019.

Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. Our tax provision or benefit from income taxes for interim periods has been historically determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, the accounting standard permits the use of the actual effective tax rate for the year-to-date period. In the third quarter of 2020, we used this approach because we were unable to reasonably estimate our annual effective rate due to the variability of the rate as a result of fluctuations in forecasted income, fluctuations in pre-tax income and loss between quarters, and the effects of being taxed in multiple tax jurisdictions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$1,024	$11,241	$1,082,784	$(1,114,841)
We recorded a net provision for income taxes of $1.0 million and $1.08 billion for the three and nine months ended September 30, 2020, respectively. For the nine months ended September 30, 2020, the net provision for income taxes consisted of a provision for income taxes related to the establishment of a valuation allowance against deferred tax assets of $1.10 billion of a foreign subsidiary, which was offset by an income tax benefit of $18.6 million. We recorded a net provision for income taxes of $11.2 million and a net benefit from income taxes of $1.11 billion for the three and nine months ended September 30, 2019, respectively. For the nine months ended September 30, 2019, the net benefit from income taxes consisted of income tax benefits from the establishment of deferred tax assets from intra-entity transfers of certain intangible assets of $1.21 billion, which was offset by income tax provisions of $92.0 million.
For the three and nine months ended September 30, 2020, the primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance establishment in the three months ended June 30, 2020, the accrual related to the ongoing Federal Trade Commission matter described in Note 14 - Commitments and Contingencies that is not expected to be tax-deductible if and when paid, research and development credits, stock-based compensation, and foreign tax rate differences. For the three and nine months ended September 30, 2019, the primary difference between the effective tax rate and the federal statutory tax rate relates to the deferred tax asset establishment, research and development credits, stock-based compensation, and foreign tax rate differences.
We reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2020, we concluded that the deferred tax assets in a foreign subsidiary are not more-likely-than-not to be realized and recorded a full valuation allowance against such deferred tax assets in the approximate amount of $1.10 billion. In evaluating the need for a valuation allowance, we considered our recent operating results which resulted in a cumulative taxable loss in a foreign subsidiary for the twelve quarters ended June 30, 2020. The twelve quarters cumulative taxable losses from operations is considered a significant piece of negative evidence and outweighs other positive evidence, such as projections of future income. The twelve quarters cumulative taxable losses and projected near-term losses in the foreign subsidiary are largely driven by the negative impact from the COVID-19 pandemic as it has caused, and may continue to cause, decreased advertiser demand. If there are favorable changes to actual operating results or to projections of future income, we may determine that it is more-likely-than-not such deferred tax assets may be realizable. As of September 30, 2020, there have been no changes to our conclusion.
As of September 30, 2020, we had $792.4 million of deferred tax assets for which we have not established a valuation allowance, related to the US federal, states other than Massachusetts and California, and international subsidiaries other than Ireland. The $792.4 million deferred tax asset balance reflects the reduction in net deferred tax assets of $1.10 billion in the nine months ended September 30, 2020. We completed our reassessment of the ability to realize these assets and concluded that a valuation allowance was not required. Depending on the extent and severity of COVID-19’s impact, our forecasted earnings and expectations may change and could result in a material non-cash income tax charge to record additional valuation allowances to further reduce our deferred tax assets to the net amount we believe is more-likely-than-not to be realized.
On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. We have prepared the consolidated financial statements consistent with this opinion. In February 2020, Altera Corp. filed a petition to appeal the decision with the Supreme Court of the United States. On June 22, 2020, the Supreme Court denied the petition. We have considered the impact of the Supreme Court's denial and there were no material impacts to our consolidated financial statements as of September 30, 2020. Subsequent to September 30, 2020 but prior to the filing of this Form 10-Q, we filed our 2019 US Federal Tax Return and included certain adjustments related to the decision of the Ninth Circuit Court of Appeals in the case of Altera Corp. v. Commissioner for which we previously recognized a reserve. As a result, our unrecognized tax benefits will decrease by $91.9 million with no impact to the effective tax rate in the fourth quarter of 2020.
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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net income (loss)	$(1,357,742)	$1,346,886
Net cash provided by operating activities	$662,570	$1,026,185
Net cash used in investing activities	$(1,232,889)	$(69,462)
Net cash provided by (used in) financing activities	$981,270	$(979,360)
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
In March 2020, our Board of Directors authorized a program to repurchase up to $2.0 billion of our common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock and may be suspended at any time at our discretion. As of September 30, 2020, no shares have been repurchased under this program.
As of September 30, 2020, we had $7.68 billion of cash, cash equivalents and short-term investments in marketable securities, of which $209.5 million was held by our foreign subsidiaries. We do not plan to indefinitely reinvest these funds held by our foreign subsidiaries and have accrued the incremental taxes due as part of repatriation. While the global disruptions caused by the COVID-19 pandemic are currently expected to be temporary, there is uncertainty around its extent and duration. Our liquidity and working capital needs could be negatively impacted. We believe that our existing cash, cash equivalents and short-term investment balances, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months despite the uncertainty related to the COVID-19 pandemic.
Credit Facility
We have a revolving credit agreement with certain lenders which provides for a $500.0 million revolving unsecured credit facility maturing on August 7, 2023. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. As of September 30, 2020, no amounts had been drawn under the credit facility.
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
Cash provided by operating activities in the nine months ended September 30, 2020 was $662.6 million, a decrease in cash inflow of $363.6 million compared to the nine months ended September 30, 2019. Cash provided by operating activities was driven by a net loss of $1.36 billion, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $1.87 billion, of which $1.10 billion was due to a provision for income taxes related to the establishment of a valuation allowance against deferred tax assets, $366.5 million was related to depreciation and amortization expense, and $346.7 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $145.4 million.
Cash provided by operating activities in the nine months ended September 30, 2019 was $1.03 billion. Cash provided by operating activities was driven by net income of $1.35 billion, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $431.5 million, of which $1.14 billion was due to a benefit from income taxes related to the establishment of deferred tax assets from intra-entity transfers of intangible assets, $349.1 million was related to depreciation and amortization expense, and $276.7 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $110.8 million.

Investing Activities
Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.
Cash used in investing activities in the nine months ended September 30, 2020 was $1.23 billion, an increase in cash outflow of $1.16 billion compared to the nine months ended September 30, 2019. The increase was primarily due to a $1.16 billion increase in purchases of marketable securities, a $585.0 million decrease in proceeds from maturities of marketable securities, a $188.8 million increase in purchases of property and equipment, a $14.0 million increase in cash used in business combinations, and $11.0 million of cash used in other investing activities in the nine months ended September 30, 2020 compared to $2.3 million of cash generated from other investing activities in the nine months ended September 30, 2019, offset by a $752.1 million increase in proceeds from sales of marketable securities, a $47.3 million decrease in purchases of investments in privately-held companies, and a $1.5 million increase in proceeds from sales of property and equipment. We expect capital expenditures to remain over $250.0 million in the fourth quarter of 2020 as a result of our ongoing data center build-out.
Financing Activities
Our primary financing activities consist of issuance of securities, including common stock issued under our employee stock purchase plan, repayment of convertible notes, payments of finance lease obligations, and stock option exercises by employees and other service providers.
Cash provided by financing activities in the nine months ended September 30, 2020 was $981.3 million, compared to $979.4 million cash used in financing activities in the nine months ended September 30, 2019. The change was primarily due to $985.3 million of net proceeds from the issuance of the 2025 Notes net of issuance costs in the nine months ended September 30, 2020, a $935.0 million repayment of convertible notes in the nine months ended September 30, 2019, a $33.1 million decrease in payments of finance lease obligations, and a $9.2 million increase in proceeds from the issuance of shares of stock from the ESPP, offset by a $1.6 million increase in tax payments related to net share settlements of equity awards and a $0.3 million decrease in proceeds from option exercises.
Contractual Obligations
Our principal commitments consist of obligations under the Notes (including principal and coupon interest), finance and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. Refer to Note 14 – Commitments and Contingencies for more details.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2020.
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
Interest Rate Fluctuation Risk
Our investment portfolio mainly consists of short-term fixed-income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of accumulated other comprehensive loss. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. We continue to monitor the liquidity of our investments in light of the COVID-19 pandemic. Given the uncertainty surrounding the severity and duration of the COVID-19 pandemic, we could incur future unrealized losses on available-for-sale debt securities that are attributable to credit risk.
A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of September 30, 2020, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $49.7 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.
As of September 30, 2020, we had $3.10 billion aggregate principal amount of Convertible Notes outstanding and $700.0 million aggregate principal amount of 2027 Notes outstanding. We carry the Notes at face value less amortized discount on the consolidated balance sheet. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.
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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains were immaterial for the three and nine months ended September 30, 2020 and 2019. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollar would have resulted in a gain or loss of approximately $17.4 million as of September 30, 2020.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.
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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
We are currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform, intellectual property, privacy, data protection, consumer protection, securities, employment, and contractual rights. Legal risk may be enhanced in jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary, among other things, to defend ourselves, and the people on Twitter or to establish our rights. For information regarding legal proceedings in which we are involved, see “Legal Proceedings” in Note 14 of the accompanying notes to our consolidated financial statements, which is incorporated herein by reference.
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
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to, those discussed below:
•Declines in advertiser demand due to changes or uncertainty in the business operations and revenue of our advertisers because of the COVID-19 pandemic, including as a result of travel restrictions and declines in travel impacting the travel and hospitality industries, shelter-in-place orders and social distancing requirements impacting small and medium sized businesses and the sports and entertainment industries, and general economic uncertainty causing a number of businesses to cut costs or otherwise reduce advertising spend or focus advertising spend more on other platforms. As a result of the COVID-19 pandemic, we experienced a reduction in advertiser demand in the month of March and the second quarter of 2020 compared to the same period in 2019. In the third quarter of 2020, revenue increased compared to the same period in 2019 as advertisers increased their investment on Twitter, engaging our larger audience around the return of events as well as increased and previously delayed product launches. However, we may experience reduced advertiser demand and decreased advertising revenue in future quarters due to the ongoing and potential future impacts of the COVID-19 pandemic.
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
•The responsive measures to the COVID-19 pandemic have caused us to modify our business practices by having employees work remotely, canceling all non-essential employee travel, and cancelling, postponing or holding virtual events and meetings. We may in the future be required to, or choose voluntarily to, take additional actions for the health and safety of our workforce, whether in response to government orders or based on our own determinations of what is in the best interests of our employees. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. To the extent our current or future measures result in decreased productivity, harm our company culture or otherwise negatively affect our business, our financial condition and operating results could be adversely affected.
The severity, magnitude and duration of the COVID-19 pandemic, the public health responses and its economic consequences are uncertain, rapidly changing and difficult to predict. The pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, also remain uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on people on Twitter, advertisers, employees, and on our business, operations and financial performance, depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, prohibitions on, or voluntary cancellation of, large gatherings of people and social distancing requirements, and modified workplace activities); the impact of the pandemic and actions taken in response local or regional economies, travel, and economic activity; the availability of government funding programs; general economic uncertainty in key markets and financial market volatility, including the liquidity of marketable securities in which we may invest from time to time; volatility in our stock price, global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that future outbreaks of this or other widespread pandemics will not occur, or that the global economy will fully recover, either of which could seriously harm our business.
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
•there are concerns related to the security breach in July 2020 whereby attackers gained control of certain highly-visible accounts;
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
The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generate substantially all of our advertising revenue through the sale of our Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. As a result of the COVID-19 pandemic, we experienced a reduction in advertiser demand in the month of March and the second quarter of 2020 compared to the same period in 2019. In the third quarter of 2020, revenue increased compared to the same period in 2019 as advertisers increased their investment on Twitter, engaging our larger audience around the return of events as well as increased and previously delayed product launches. However, we may experience reduced advertiser demand and decreased advertising revenue in future quarters due to the ongoing and potential future impacts of the COVID-19 pandemic.
In addition, many of our advertisers purchase our advertising services through one of several large advertising agencies' holding companies. To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. However, advertising agencies and potential new advertisers may view our Promoted Products or any new products or services we offer as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Further, our advertisers’ ability to effectively target their advertising to our audience’s interests may be impacted by the degree to which people on Twitter agree in our settings to certain types of personalization or ad targeting, which could have an impact on our revenue. People that already have accounts may change their choices as a result of changes to our privacy control settings that we have implemented or may implement in the future, and people new to Twitter may choose varied levels of personalization, whether in connection with future changes we make to product privacy settings, regulations, regulatory actions, the customer experience, or otherwise. Changes to operating systems’ practices and policies, such as Apple’s iOS updates that may impose heightened restrictions related to Apple device identifiers, may also reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners. These limitations may adversely affect Twitter's and our advertisers' ability to effectively target advertisements and measure their performance, which could reduce the demand and pricing for our advertising products and harm our business. Over time, personalization rates will impact our ability to grow our performance advertising business. Advertisers also may choose to use our free products and services instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending.
Our advertising revenue growth is primarily driven by increases in mDAU, increases in ad pricing or number of ads shown and increases in our clickthrough rate. Although we experienced increased mDAU and ad engagement growth since the start of the COVID-19 pandemic, we experienced a decline in revenue in the month of March and the second quarter of 2020 compared to the same period in 2019 due to a reduction in advertiser demand on our platform. In the third quarter of 2020, revenue increased compared to the same period in 2019 as advertisers increased their investment on Twitter. To date, however, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase our mDAU or monetize our larger global audience. Our advertising revenue also could be affected by a number of other factors, including advertiser reaction to content published on our platform or our policies and responses thereto, bugs or other product issues that may impact our ability to effectively help advertisers target ads or share data with our measurement and ad partners. The occurrence of any of these factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, either of which would adversely impact our revenue, business, financial condition and operating results.
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
•concerns related to the security breach in July 2020 whereby attackers gained control of certain highly-visible accounts;
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
•the pricing of our advertising services, including the actual or perceived return our advertisers receive from our advertising services, and those of our competitors; and
•our reputation and the strength of our brand relative to our competitors, including advertisers' perception of the health and safety of our platform and concerns related to the security breach in July 2020 whereby attackers gained control of certain highly-visible accounts.
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
We believe that our long-term success depends on our ability to improve the health of the public conversation on Twitter. We have made this one of our top priorities and have focused our efforts on improving the quality of that conversation, including by devoting substantial internal resources to our strategy. These efforts include the reduction of abuse, harassment, spam, manipulation and malicious automation on the platform, as well as a focus on improving information quality, including information around the 2020 U.S. elections, and the health of conversation on Twitter. Some of the health initiatives that we have implemented as part of our ongoing commitment to a healthy public conversation have negatively impacted, and may in the future negatively impact, our publicly reported metrics in a few ways.
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

We also believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. We recently announced that employees will be able to work from home permanently if they so desire and we expect that we will continue to hire employees that are not located where we have offices or will work from home. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our culture, employee morale, productivity and retention could suffer, and our business and operating results would be adversely impacted.
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
We believe that maintaining and promoting our brand is critical to increasing mDAU, content partners and advertiser spend. Maintaining and promoting our brand will depend largely on our ability to continue to provide timely, useful, reliable and innovative products and services with a focus on a positive experience on Twitter, which we may not do successfully. We may introduce new features, products, services or terms of service that people on Twitter, content partners, advertisers or platform partners do not like, which may negatively affect our brand. Additionally, the actions of content partners may affect our brand if people do not have a positive experience using third-party applications or websites integrated with Twitter or that make use of Twitter content. We will also continue to experience media, legislative or regulatory scrutiny of our decisions regarding privacy, data protection, security, content and other issues, which may adversely affect our reputation and brand. For example, we previously announced our discovery of content (including some advertisements) displayed on our products that may be relevant to government investigations relating to Russian interference in the 2016 U.S. presidential election, which continues to draw media and regulatory scrutiny of our actions with respect to such content. Our brand may also be negatively affected by the actions of people that are hostile or inappropriate to other people, by accounts impersonating other people, by accounts identified as spam, by use or perceived use, directly or indirectly, of our products or services by people (including governments and government-sponsored actors) to disseminate information that may be viewed as misleading (or intended to manipulate people's opinions), by accounts introducing excessive amounts of spam on our platform, by third parties obtaining control over people's accounts, such as the security breach in July 2020 whereby attackers gained control of certain highly-visible accounts, or by other security or cybersecurity incidents. For example, certain actions taken by a social media marketing company in the past to sell followers and engagement, which were in violation of our policies, drew media and regulatory scrutiny on us. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not achieve the desired goals.
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
If our revenue from our international operations, and particularly from our operations in the countries and regions where we have focused our spending, does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, mDAU may grow more rapidly than revenue in international regions where our monetization of our products and services is not as developed. For example, average mDAU outside the United States constituted 81% of our average mDAU in the three months ended September 30, 2020, but our international revenue, as determined based on the billing location of our customers, was approximately 45% of our consolidated revenue in the three months ended September 30, 2020. If we are unable to successfully expand our business, manage the complexity of our global operations or monetize our products and services internationally could adversely impact our business, financial condition and operating results.
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

Legislative changes in the United States, at both the federal and state level, could impose new obligations in areas such as privacy and moderation of content posted on our platform by third parties, including with respect to requests for removal based on claims of copyright. Further, there are various Executive and Congressional efforts to restrict the scope of the protections from legal liability for content moderation decisions and third-party content posted on online platforms that are currently available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for content moderation decisions and third-party content posted on our platform in the United States could decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs. Additionally, recent amendments to U.S. patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement.
In April 2019, the EU passed the Directive on Copyright in the Digital Single Market (the EU Copyright Directive), which expands the liability of online platforms for third-party content posted on the platform. Each EU member state has two years to implement it. The EU Copyright Directive may increase our costs of operations, our liability for third-party content posted on our platform, and our litigation costs.
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
In the nine months ended September 30, 2020, as well as other periods in the past, we have incurred significant operating losses. While we were profitable on a GAAP basis for 2018 and 2019, our quarterly operating results have fluctuated in the past and will fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicators of future performance. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
•our ability to attract and retain mDAU, advertisers, content partners and platform partners;
•the occurrence of planned significant events or changes to the timing of events, such as major sporting events, political elections, or awards shows, or unplanned significant events, such as natural disasters and political revolutions, as well as seasonality which may differ from our expectations;
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
We calculate our mDAU using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring mDAU and mDAU engagement. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the third quarter of 2020 continued to represent fewer than 5% of our mDAU during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, but we otherwise treat multiple accounts held by a single person or organization as multiple accounts for purposes of calculating our mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of mDAU growth and engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our metrics to be accurate representations of our total accounts or mDAU engagement, or if we discover material inaccuracies in our metrics, our reputation may be harmed and content partners, advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. For example, we believe that mDAU, and its related growth, are the best ways to measure our success against our objectives and to show the size of our audience and engagement going forward, so we discontinued disclosing monthly active usage after the first quarter of 2019. If investors, analysts or customers do not believe our reported measures, such as mDAU, are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be adversely impacted.
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
In 2014, we issued $954.0 million in aggregate principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes, in private placements to qualified institutional buyers. In 2018, we issued an additional $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024, or the 2024 Notes, in a private placement to qualified institutional buyers. In December 2019, we issued $700.0 million in aggregate principal amount of 3.875% senior notes due 2027, which we refer to as the 2027 Notes. In March 2020, we issued $1.0 billion in aggregate principal amount of 0.375% convertible senior notes due 2025, or the 2025 Notes. We refer to the 2021 Notes, the 2024 Notes and the 2025 Notes as the Convertible Notes, and we refer to the Convertible Notes and the 2027 Notes as the Notes. As of September 30, 2020, we had $3.80 billion in aggregate principal amount of outstanding Notes. As of September 30, 2020, we also had an undrawn unsecured revolving credit facility providing for loans in the aggregate principal amount of $500.0 million.
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
In addition, the Organization for Economic Cooperation and Development (OECD) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. In 2018, the European Commission proposed a series of measures aimed at ensuring a fair and efficient taxation of digital businesses operating within the European Union. Some countries, in the European Union and beyond, have unilaterally moved to introduce their own digital services tax (DST) to capture tax revenue on digital services more immediately. Notably France, Italy, Austria, the United Kingdom, Turkey, India and Spain have enacted or will soon enact a digital tax. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.

On June 7, 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. We have prepared the consolidated financial statements consistent with this opinion. In February 2020, Altera Corp. filed a petition to appeal the decision with the Supreme Court of the United States. On June 22, 2020, the Supreme Court denied the petition. Subsequent to September 30, 2020 but prior to the filing of this Form 10-Q, we filed our 2019 US Federal Tax Return and included certain adjustments related to the decision of the Ninth Circuit Court of Appeals in the case of Altera Corp. v. Commissioner for which we previously recognized a reserve. As a result, our unrecognized tax benefits will decrease by $91.9 million with no impact to the effective tax rate in the fourth quarter of 2020.
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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.1	Twitter, Inc. Amended and Restated Outside Director Compensation Policy
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

TWITTER, INC.
Date: October 30, 2020	By:	/s/ Jack Dorsey
Jack Dorsey Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2020	By:	/s/ Ned Segal
Ned Segal Chief Financial Officer (Principal Financial Officer)