Form 10-Q
period 2021-03-31
TWITTER, INC.
filed 2021-04-30
CIK 1418091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of April 23, 2021 was 798,126,631.

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
•our expectations regarding our revenue growth, including the impact of COVID-19 and Apple’s iOS 14.5 update and the changes related to its App Tracking Transparency policy, and our cost and expenses growth;
•our expectations regarding our monetizable DAUs (mDAU) growth and growth rates and related opportunities as well as the continued usage of our mobile applications, including the impact of seasonality;
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
•our expectations regarding mDAU, changes in cost per ad engagement and changes in ad engagements;
•our ability to develop or acquire new products, product features and services, improve our existing products and services, including with respect to Promoted Products, video and performance advertising, and increase the value of our products and services;
•our business strategies, plans and priorities, including our plans for headcount growth, investment in our research and development efforts and our plans to scale capacity and enhance capability and reliability of our infrastructure and new data center, including capital expenditures;
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
The numbers of mDAU presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement across our large number of total accounts around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that the average of false or spam accounts during the first quarter of 2021 represented fewer than 5% of our mDAU during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation, and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation, or fake, we stop counting it in our mDAU, or other related metrics. We also treat multiple accounts held by a single person or organization as multiple mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TWITTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,248,702	$1,988,429
Short-term investments	4,557,585	5,483,873
Accounts receivable, net of allowance for doubtful accounts of $13,741 and $16,946	850,075	1,041,743
Prepaid expenses and other current assets	207,380	123,063
Total current assets	9,863,742	8,637,108
Property and equipment, net	1,620,001	1,493,794
Operating lease right-of-use assets	1,001,109	930,139
Intangible assets, net	62,718	58,338
Goodwill	1,316,461	1,312,346
Deferred tax assets, net	933,245	796,326
Other assets	186,799	151,039
Total assets	$14,984,075	$13,379,090
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$219,899	$194,281
Accrued and other current liabilities	684,697	663,532
Convertible notes, short-term	953,046	917,866
Operating lease liabilities, short-term	179,051	177,147
Total current liabilities	2,036,693	1,952,826
Convertible notes, long-term	3,552,784	1,875,878
Senior notes, long-term	693,241	692,994
Operating lease liabilities, long-term	899,757	819,748
Deferred and other long-term tax liabilities, net	32,033	31,463
Other long-term liabilities	32,917	36,099
Total liabilities	7,247,425	5,409,008
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 798,083 and 796,000 shares issued and outstanding	4	4
Additional paid-in capital	8,551,763	9,167,138
Treasury stock, at cost-- 83 and 98 shares	(5,297)	(5,297)
Accumulated other comprehensive loss	(96,932)	(66,094)
Accumulated deficit	(712,888)	(1,125,669)
Total stockholders' equity	7,736,650	7,970,082
Total liabilities and stockholders' equity	$14,984,075	$13,379,090

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$1,036,018	$807,637
Costs and expenses
Cost of revenue	381,008	284,037
Research and development	250,709	200,388
Sales and marketing	234,592	221,287
General and administrative	117,527	109,368
Total costs and expenses	983,836	815,080
Income (loss) from operations	52,182	(7,443)
Interest expense	(13,185)	(33,270)
Interest income	11,001	32,897
Other income (expense), net	6	(7,719)
Income (loss) before income taxes	50,004	(15,535)
Benefit from income taxes	(18,001)	(7,139)
Net income (loss)	$68,005	$(8,396)
Net income (loss) per share attributable to common stockholders:
Basic	$0.09	$(0.01)
Diluted	$0.08	$(0.01)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	795,633	780,688
Diluted	872,187	780,688

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$68,005	$(8,396)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	(11,018)	(26,360)
Change in foreign currency translation adjustment	(19,820)	(61,103)
Net change in accumulated other comprehensive income (loss)	(30,838)	(87,463)
Comprehensive income (loss)	$37,167	$(95,859)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021		2020
	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	796,000	$4	779,619	$4
Issuance of common stock in connection with RSU vesting	4,400	—	4,225	—
Issuance of restricted stock in connection with acquisitions accounted for as stock-based compensation	38	—	412	—
Exercise of stock options	523	—	181	—
Shares withheld related to net share settlement of equity awards	(155)	—	(337)	—
Repurchases of common stock	(2,723)	—	—	—
Balance, end of period	798,083	$4	784,100	$4
Additional paid-in capital
Balance, beginning of period	—	$9,167,138	—	$8,763,330
Issuance of common stock in connection with acquisitions	—	—	—	1,312
Exercise of stock options	—	1,957	—	305
Shares withheld related to net share settlement of equity awards	—	(10,569)	—	(11,693)
Stock-based compensation	—	125,399	—	106,596
Equity component of the convertible note issuance, net	—	—	—	92,209
Purchase of convertible note hedge	—	(213,469)	—	—
Tax related to purchase of convertible note hedge	—	49,262	—	—
Issuance of warrants	—	161,144	—	—
Repurchases of common stock	—	(161,552)	—	—
Cumulative-effect adjustment from adoption of new accounting standard	—	(567,547)	—	—
Balance, end of period	—	$8,551,763	—	$8,952,059
Treasury stock
Balance, beginning of period	—	$(5,297)	—	$—
Retirement of treasury stock	—	5,297	—	—
Repurchases of common stock	—	(5,297)	—	—
Balance, end of period	—	$(5,297)	—	$—
Accumulated other comprehensive loss
Balance, beginning of period	—	$(66,094)	—	$(70,534)
Other comprehensive income (loss)	—	(30,838)	—	(87,463)
Balance, end of period	—	$(96,932)	—	$(157,997)
Retained earnings (Accumulated deficit)
Balance, beginning of period	—	$(1,125,669)	—	$11,586
Cumulative-effect adjustment from adoption of new accounting standards	—	344,776	—	(1,629)
Net income (loss)	—	68,005	—	(8,396)
Balance, end of period	—	$(712,888)	—	$1,561
Total stockholders' equity	798,083	$7,736,650	784,100	$8,795,627

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$68,005	$(8,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	131,052	120,649
Stock-based compensation expense	110,873	97,903
Amortization of discount on convertible notes	—	21,504
Bad debt expense	(1,405)	14,067
Deferred income taxes	(23,873)	(7,024)
Impairment of investments in privately-held companies	—	8,003
Other adjustments	4,739	(8,425)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	189,297	168,932
Prepaid expenses and other assets	(80,989)	(6,252)
Operating lease right-of-use assets	49,246	38,749
Accounts payable	(24,808)	(14,480)
Accrued and other liabilities	6,382	(139,168)
Operating lease liabilities	(38,335)	(39,295)
Net cash provided by operating activities	390,184	246,767
Cash flows from investing activities
Purchases of property and equipment	(181,181)	(122,667)
Proceeds from sales of property and equipment	1,835	1,623
Purchases of marketable securities	(1,370,830)	(1,233,530)
Proceeds from maturities of marketable securities	1,221,461	1,125,634
Proceeds from sales of marketable securities	1,067,603	722,253
Purchases of investments in privately-held companies	(30,867)	(1,339)
Investments in Finance Justice Fund	(10,200)	—
Business combinations, net of cash acquired	(8,378)	(14,780)
Other investing activities	(9,085)	(11,050)
Net cash provided by investing activities	680,358	466,144
Cash flows from financing activities
Proceeds from issuance of convertible notes	1,437,500	1,000,000
Purchases of convertible note hedges	(213,469)	—
Proceeds from issuance of warrants concurrent with note hedges	161,144	—
Debt issuance costs	(16,769)	(14,662)
Repurchases of common stock	(161,552)	—
Taxes paid related to net share settlement of equity awards	(10,569)	(11,693)
Payments of finance lease obligations	(565)	(9,966)
Proceeds from exercise of stock options	1,958	305
Net cash provided by financing activities	1,197,678	963,984
Net increase in cash, cash equivalents and restricted cash	2,268,220	1,676,895
Foreign exchange effect on cash, cash equivalents and restricted cash	(8,018)	(11,948)
Cash, cash equivalents and restricted cash at beginning of period	2,011,276	1,827,666
Cash, cash equivalents and restricted cash at end of period	$4,271,478	$3,492,613
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$—	$1,312
Changes in accrued property and equipment purchases	$57,030	$38,512
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$4,248,702	$3,463,349
Restricted cash included in prepaid expenses and other current assets	3,516	1,846
Restricted cash included in other assets	19,260	27,418
Total cash, cash equivalents and restricted cash	$4,271,478	$3,492,613
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Twitter, Inc. and its wholly-owned subsidiaries (collectively, “Twitter” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.
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
The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from the Company’s estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the global impact of the COVID-19 pandemic. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In August 2020, the Financial Accounting Standards Board (FASB) issued a new accounting standard update to simplify the accounting for convertible debt and other equity-linked instruments. The new guidance simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company early adopted this new guidance using the modified retrospective method as of January 1, 2021. The adoption of this new guidance resulted in an increase of $254.6 million and $34.7 million to "Convertible notes, long-term" and "Convertible notes, short-term", respectively, to reflect the full principal amount of the Convertible Notes (as defined below) outstanding, net of issuance costs, a reduction of $567.5 million to additional paid-in capital, net of estimated income tax effects, to remove the equity component separately recorded for the conversion features associated with the Convertible Notes, an increase to deferred tax assets, net of $66.6 million, and a cumulative-effect adjustment of $344.8 million, net of estimated income tax effects, reducing the beginning balance of accumulated deficit as of January 1, 2021. The adoption of this new guidance reduced interest expense by $27.6 million in the three months ended March 31, 2021. In addition, the adoption requires the use of the if-converted method for all convertible notes in the diluted net income (loss) per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effect is more dilutive. The use of the if-converted method increased the number of potentially dilutive shares by 46.2 million shares and had no impact on the diluted income per share amount in the three months ended March 31, 2021.
With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2021, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that are of significance or potential significance to the Company.

Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Revenue by geography is based on the billing address of the customers. The following tables set forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue by services:
Advertising services	$898,840	$682,192
Data licensing and other	137,178	125,445
Total revenue	$1,036,018	$807,637

	Three Months Ended March 31,
	2021	2020
Revenue by geographic area:
United States	$556,220	$468,430
Japan	169,964	131,132
Rest of World	309,834	208,075
Total revenue	$1,036,018	$807,637
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
Unbilled Revenue (Contract Assets)
The Company presents unbilled revenue in the consolidated balance sheets within prepaid expenses and other current assets and within other assets. The Company’s contracts do not contain material financing components. The Company's unbilled revenue primarily consists of amounts that have yet to be billed under contracts with escalating fee structures. Specifically, because the Company generally recognizes revenue on a straight-line basis for data licensing arrangements with escalating fee structures, revenue recognized represents amounts to which the Company is contractually entitled; however, the revenue recognized exceeds the amounts the Company has a right to bill as of the period end, thus resulting in unbilled revenue. As of March 31, 2021, the Company recorded an immaterial amount of allowance for credit losses on unbilled revenue.

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
The following table presents contract balances (in thousands):

	March 31, 2021	December 31, 2020
Unbilled revenue	$44,166	$44,063
Deferred revenue	$72,603	$62,191
The amount of revenue recognized in the three months ended March 31, 2021 that was included in the deferred revenue balance as of December 31, 2020 was $40.1 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus ads inventory earned by and material rights provided to customers in prior periods and the satisfaction of the Company’s performance obligations relating to data licensing contracts with advance cash payments or material rights.
The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.
The increase in the unbilled revenue balance from December 31, 2020 to March 31, 2021 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.
The increase in the deferred revenue balance from December 31, 2020 to March 31, 2021 was primarily due to cash payments received or due in advance of satisfying the Company’s performance obligations for data licensing contracts and bonus ads inventory offered to customers during the period, offset by the delivery of performance obligations and bonus ads inventory.
Remaining Performance Obligations
As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $702.5 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term advertising service arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
	Total	Remainder of 2021	2022	2023 and Thereafter
Revenue expected to be recognized on remaining performance obligations	$702,495	$229,697	$200,799	$271,999

Note 3. Cash, Cash Equivalents and Short-term Investments
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$289,128	$285,002
Money market funds	3,627,215	1,158,927
Corporate notes, commercial paper and certificates of deposit	332,359	544,500
Total cash and cash equivalents	$4,248,702	$1,988,429
Short-term investments:
U.S. government and agency securities	$634,852	$910,259
Corporate notes, commercial paper and certificates of deposit	3,921,181	4,572,394
Marketable equity securities	1,552	1,220
Total short-term investments	$4,557,585	$5,483,873

The contractual maturities of debt securities classified as available-for-sale as of March 31, 2021 were as follows (in thousands):

March 31, 2021
Due within one year	$2,219,683
Due after one year through five years	2,336,350
Total	$4,556,033

The following tables summarize unrealized gains and losses related to available-for-sale debt securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	March 31, 2021
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$634,614	$465	$(227)	$634,852
Corporate notes, commercial paper and certificates of deposit	3,904,564	18,183	(1,566)	3,921,181
Total available-for-sale debt securities classified as short-term investments	$4,539,178	$18,648	$(1,793)	$4,556,033

	December 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$909,092	$1,177	$(10)	$910,259
Corporate notes, commercial paper and certificates of deposit	4,545,687	26,939	(232)	4,572,394
Total available-for-sale debt securities classified as short-term investments	$5,454,779	$28,116	$(242)	$5,482,653
The gross unrealized loss on available-for-sale debt securities in a continuous loss position for 12 months or longer was not material as of March 31, 2021 and December 31, 2020.
The Company evaluates whether the unrealized loss on available-for-sale debt securities is the result of the credit worthiness of the corporate notes it held, or other non-credit-related factors such as liquidity by reviewing a number of factors such as the implied yield of the corporate note based on the market price, the nature of the invested entity's business or industry, market capitalization relative to debt, changes in credit ratings, and the market prices of the corporate notes subsequent to period end. As of March 31, 2021, the gross unrealized loss on available-for-sale debt securities was immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities. The Company has determined that all unrealized losses are temporary. As of March 31, 2021, no allowance for credit losses in short-term investments was recorded.
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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 based on the three-tier fair value hierarchy (in thousands):

	March 31, 2021
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$3,627,215	$—	$3,627,215
Commercial paper	—	328,855	328,855
Certificates of deposit	—	3,504	3,504
Short-term investments:
U.S. government and agency securities	—	634,852	634,852
Corporate notes	—	2,782,385	2,782,385
Commercial paper	—	727,496	727,496
Certificates of deposit	—	411,300	411,300
Marketable equity securities	1,552	—	1,552
Other current assets:
Foreign currency contracts	—	4,077	4,077
Total	$3,628,767	$4,892,469	$8,521,236
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$10,060	$10,060
Total	$—	$10,060	$10,060

	December 31, 2020
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$1,158,927	$—	$1,158,927
Corporate notes	—	1,347	1,347
Commercial paper	—	543,153	543,153
Short-term investments:
U.S. government and agency securities	—	910,259	910,259
Corporate notes	—	2,829,521	2,829,521
Commercial paper	—	1,240,670	1,240,670
Certificates of deposit	—	502,203	502,203
Marketable equity securities	1,220	—	1,220
Other current assets:
Foreign currency contracts	—	5,529	5,529
Total	$1,160,147	$6,032,682	$7,192,829
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$1,028	$1,028
Total	$—	$1,028	$1,028

The following table sets forth the estimated fair value of the Company's convertible and senior notes outstanding as of March 31, 2021 based on the three-tier fair value hierarchy (in thousands):

	March 31, 2021
	Level 2	Level 3	Total
$954.0 million in aggregate principal amount of 1.00% convertible senior notes due in 2021 (the 2021 Notes)	986,436	—	986,436
$1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024 (the 2024 Notes)	1,516,505	—	1,516,505
$1.0 billion in aggregate principal amount of 0.375% convertible senior notes due in 2025 (the 2025 Notes)	—	1,614,480	1,614,480
$1.44 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (the 2026 Notes)	1,360,594	—	1,360,594
$700.0 million in aggregate principal amount of 3.875% senior notes due in 2027 (the 2027 Notes)	733,670	—	733,670
Total	4,597,205	1,614,480	6,211,685
The estimated fair value of the 2021 Notes, the 2024 Notes, the 2026 Notes, and the 2027 Notes is determined based on a market approach, using the estimated or actual bids and offers of the respective notes in an over-the-counter market on the last business day of the period. The estimated fair value of the 2025 Notes is determined based on a binomial model, using inputs including risk free rate, volatility and discount yield. Refer to Note 10 – Convertible Notes and Senior Notes for further details on the Notes.
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
The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives in other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $777.3 million and $729.8 million as of March 31, 2021 and December 31, 2020, respectively.
The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

	Balance Sheet Location	March 31, 2021	December 31, 2020
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$4,077	$5,529
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$10,060	$1,028
The Company recognized $2.1 million and $11.7 million of net losses on its foreign currency contracts in the three months ended March 31, 2021 and 2020, respectively.

Note 5. Property and Equipment, Net
The following tables set forth property and equipment, net by type and by geographic area for the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Property and equipment, net
Equipment	$1,916,045	$1,830,459
Furniture and leasehold improvements	367,549	362,766
Capitalized software	831,377	811,371
Construction in progress	440,285	349,935
Total	3,555,256	3,354,531
Less: Accumulated depreciation and amortization	(1,935,255)	(1,860,737)
Property and equipment, net	$1,620,001	$1,493,794

	March 31, 2021	December 31, 2020
Property and equipment, net:
United States	$1,586,350	$1,460,163
International	33,651	33,631
Total property and equipment, net	$1,620,001	$1,493,794

Note 6. Operating Leases
The Company has operating leases primarily for office space and data center facilities. The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $123.5 million and $13.3 million in the three months ended March 31, 2021 and 2020, respectively.
Future lease payments under operating leases and sublease income as of March 31, 2021 were as follows (in thousands):

	Operating Leases	Sublease Income
Year Ending December 31,
Remainder of 2021	$176,618	$(6,672)
2022	262,094	(1,348)
2023	190,225	—
2024	190,388	—
2025	186,104	—
Thereafter	672,611	—
Total future lease payments (receipts)	1,678,040	$(8,020)
Less: leases not yet commenced	(447,118)
Less: imputed interest	(152,114)
Total operating lease liabilities	$1,078,808
Reconciliation of operating lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, short-term	$179,051
Operating lease liabilities, long-term	899,757
Total operating lease liabilities	$1,078,808
There were no other material changes in the Company's operating leases in the three months ended March 31, 2021, as compared to the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Note 7. Goodwill and Intangible Assets
The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2020	$1,312,346
Acquisitions	5,293
Other	(1,178)
Balance as of March 31, 2021	$1,316,461
For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded. The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2021:
Patents and developed technologies	$113,562	$(59,715)	$53,847
Other	10,885	(2,014)	8,871
Total	$124,447	$(61,729)	$62,718
December 31, 2020:
Patents and developed technologies	$110,153	$(53,265)	$56,888
Other	1,800	(350)	1,450
Total	$111,953	$(53,615)	$58,338
Amortization expense associated with intangible assets was $8.1 million and $5.0 million for the three months ended March 31, 2021 and 2020, respectively.
Estimated future amortization expense as of March 31, 2021 is as follows (in thousands):

Remainder of 2021	$25,747
2022	14,744
2023	7,843
2024	6,026
2025	1,863
Thereafter	6,495
Total	$62,718

Note 8. Accrued and Other Current Liabilities
The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation	$179,740	$171,681
Federal Trade Commission accrual (see Note 14)	150,000	150,000
Deferred revenue	72,392	58,976
Accrued professional services	39,631	27,404
Accrued publisher, content and ad network costs	29,415	42,541
Accrued tax liabilities	28,444	40,384
Accrued other	185,075	172,546
Total	$684,697	$663,532

Note 9. Acquisitions and Other Investments
2021 Acquisitions
During the three months ended March 31, 2021, the Company made a number of acquisitions, which were accounted for as business combinations. The total purchase price for these acquisitions was $8.5 million, which was allocated as follows: $3.4 million to developed technologies, $0.2 million to net liabilities assumed based on their estimated fair value on the acquisition date, and the excess $5.3 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisitions is mainly attributable to assembled workforce, expected synergies and other benefits. $2.1 million of the goodwill is tax deductible. Developed technologies will be amortized on a straight-line basis over their estimated useful lives of up to one year.
The results of operations for these acquisitions have been included in the Company’s consolidated statements of operations since the date of each respective acquisition. Actual and pro forma revenue and results of operations for these acquisitions have not been presented because they do not have a material impact on the consolidated results of operations.
Investments in Privately-Held Companies
The Company makes strategic investments in privately-held companies. The Company evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of March 31, 2021, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. The Company accounts for its investments in privately-held companies either under equity method accounting or by adjusting the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. The Company’s non-marketable equity securities had a combined carrying value of $116.9 million and $85.8 million as of March 31, 2021 and December 31, 2020, respectively. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within other assets on the consolidated balance sheets. In the three months ended March 31, 2021, the Company funded $60.0 million of bridge financing to one of its investments in a privately-held company. The loan bears interest at 3.2% plus LIBOR and contains a conversion feature where Twitter may convert all or any part of the outstanding loan into preference shares through June 30, 2021. As of March 31, 2021, $30.0 million of the loan is classified as receivable held for sale and included within prepaid expenses and other current assets and the remaining $30.0 million is included within other assets on the consolidated balance sheets. There was immaterial interest income and allowance for credit losses recorded in the three months ended March 31, 2021. In April 2021, the Company converted $30.0 million of the $60.0 million of the convertible loans into preferred shares, and sold the remaining $30.0 million of the convertible loans at face value to an unaffiliated third party.
The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing. The Company recorded an impairment charge of $8.0 million in the three months ended March 31, 2020 within other income (expense), net in the consolidated statements of operations. No impairment charge was recorded in the three months ended March 31, 2021.
Note 10. Convertible Notes and Senior Notes
Convertible Notes
2026 Notes
In March 2021, the Company issued $1.44 billion in aggregate principal amount of 0% convertible senior notes due 2026 (or the 2026 Notes) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The total net proceeds from this offering, after deducting debt issuance costs, were approximately $1.42 billion.
The 2026 Notes represent senior unsecured obligations of the Company. The 2026 Notes do not bear interest except in special circumstances described below, and the principal amount of the 2026 Notes does not accrete. The 2026 Notes mature on March 15, 2026.

Each $1,000 of principal of the notes will initially be convertible into 7.6905 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $130.03 per share, subject to adjustment upon the occurrence of certain specified events set forth in the indenture governing the 2026 Notes. Holders of the 2026 Notes may convert their 2026 Notes at their option at any time on or after December 15, 2025 until close of business on the second scheduled trading day immediately preceding the maturity date of March 15, 2026. Further, holders of the 2026 Notes may convert all or any portion of their 2026 Notes at their option prior to the close of business on the business day immediately preceding December 15, 2025, only under the following circumstances:
1)during any calendar quarter commencing after June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
2)during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or
3)upon the occurrence of certain specified corporate events.
Upon conversion of the 2026 Notes, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as set forth in the indenture governing the 2026 Notes) calculated on a proportionate basis for each trading day in a 30 trading day observation period.
The Company may not redeem the 2026 Notes prior to the maturity date and no sinking fund is provided for the 2026 Notes. If a fundamental change (as defined in the indenture governing the 2026 Notes) occurs prior to the maturity date, holders of the 2026 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. In addition, if specific corporate events occur prior to the maturity date of the 2026 Notes, the Company will be required to increase the conversion rate for holders who elect to convert their 2026 Notes in connection with such corporate events.
Concurrent with the offering of the 2026 Notes, the Company entered into convertible note hedge transactions with certain bank counterparties whereby the Company has the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 11.1 million shares of its common stock at a price of approximately $130.03 per share. The total cost of such convertible note hedge transactions was $213.5 million. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 11.1 million shares of the Company’s common stock at a price of $163.02 per share. The Company received $161.1 million in cash proceeds from the sale of these warrants.
Taken together, the purchase of such convertible note hedges and the sale of such warrants are intended to offset any actual dilution from the conversion of the 2026 Notes and to effectively increase the overall conversion price from $130.03 to $163.02 per share. As these transactions meet certain accounting criteria, such convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with such convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheets as of March 31, 2021.
2021 Notes, 2024 Notes, and 2025 Notes
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
In 2020, the Company entered into an investment agreement (the Investment Agreement) with Silver Lake Partners V DE (AIV), L.P. (Silver Lake) relating to the issuance and sale to Silver Lake of $1.0 billion in aggregate principal amount of the Company's 0.375% convertible senior notes due 2025, or the 2025 Notes. The total net proceeds from this offering were approximately $985.3 million, after deducting $14.7 million of debt issuance costs in connection with the 2025 Notes.

The 2021 Notes, 2024 Notes, and 2025 Notes are senior unsecured obligations of the Company. The interest rate of the 2021 Notes is fixed at 1.00% per annum and interest is payable semi-annually in arrears on March 15 and September 15 of each year. The interest rate of the 2024 Notes is fixed at 0.25% per annum and interest is payable semi-annually in arrears on June 15 and December 15 of each year. The interest rate of the 2025 Notes is fixed at 0.375% per annum and interest is payable semi-annually in arrears on March 15 and September 15 of each year. The 2021 Notes, 2024 Notes and 2025 Notes mature on September 15, 2021, June 15, 2024, and March 15, 2025, respectively.
Each $1,000 of principal of the 2021 Notes, 2024 Notes, and 2025 Notes will initially be convertible into 12.8793, 17.5001, and 24.0964 shares, respectively, of the Company’s common stock, which is equivalent to an initial conversion price of approximately $77.64, $57.14, and $41.50 per share, respectively, in each case, subject to adjustment upon the occurrence of specified events set forth in the indenture governing such series of Convertible Notes.
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
Further, holders of the 2021 Notes and 2024 Notes may convert all or any portion of the notes of the applicable series at the option of such holder prior to March 15, 2021 and March 15, 2024 for the 2021 Notes and 2024 Notes, respectively, only under the following circumstances:
1)during any calendar quarter, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the applicable series of Convertible Notes on each applicable trading day;
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
Upon conversion of the 2021 Notes, 2024 Notes, and 2025 Notes, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion, will be based on a daily conversion value (as defined in the indenture governing the applicable series of Convertible Notes) calculated on a proportionate basis for each trading day in the applicable 30 trading day observation period.
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
If a fundamental change (as defined in the indenture governing the applicable series of Convertible Notes) occurs prior to the applicable maturity date, holders of the 2021 Notes, 2024 Notes, or 2025 Notes, as applicable, may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of such notes, plus any accrued and unpaid interest to, but excluding, the repurchase date of such series of notes. In addition, if specific corporate events occur prior to the applicable maturity date of the 2021 Notes, 2024 Notes, or 2025 Notes, the Company will be required to increase the conversion rate for holders who elect to convert their notes in connection with such corporate events.
Pursuant to the Investment Agreement related to the 2025 Notes, and subject to certain exceptions, Silver Lake will be restricted from transferring or entering into an agreement that transfers the economic consequences of ownership of the 2025 Notes or converting the 2025 Notes prior to the earlier of (i) the two year anniversary of the original issue date of the 2025 Notes or (ii) immediately prior to the consummation of a change of control of the Company. Exceptions to such restrictions on transfer include, among others: a) transfers to affiliates of Silver Lake, b) transfers to the Company or any of its subsidiaries, c) transfers to a third party where the net proceeds of such sale are solely used to satisfy a margin call or repay a permitted loan or d) transfers in connection with certain merger and acquisition events.

Concurrent with the offering of the 2021 Notes and the 2024 Notes, the Company entered into convertible note hedge transactions with certain bank counterparties whereby the Company has the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 12.3 million and 20.1 million shares, respectively, of its common stock at a price of approximately $77.64 and $57.14 per share, respectively. The total cost of the convertible note hedge transactions was $233.5 million and $268.0 million, respectively. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 12.3 million and 20.1 million shares, respectively, of the Company’s common stock at an initial strike price of $105.28 and $80.20 per share, respectively. The Company received $172.9 million and $186.8 million in cash proceeds from the sale of these warrants, respectively.
Taken together, the purchase of the convertible note hedges and the sale of warrants in connection with the issuance of the Convertible Notes are intended to offset any actual dilution from the conversion of such notes and to effectively increase the overall conversion price from $77.64 to $105.28 per share, in the case of the 2021 Notes, and from $57.14 to $80.20 per share, in the case of the 2024 Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of March 31, 2021.
Senior Notes
2027 Notes
In 2019, the Company issued $700.0 million aggregate principal amount of the 3.875% senior notes due 2027, or the 2027 Notes, in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. The total net proceeds from this offering were approximately $691.9 million, after deducting $8.1 million of debt issuance costs in connection with the issuance of the 2027 Notes. The 2027 Notes represent senior unsecured obligations of the Company. The interest rate is fixed at 3.875% per annum and interest is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on June 15, 2020. The 2027 Notes mature on December 15, 2027.
Convertible Notes and Senior Notes
The Notes consisted of the following (in thousands):

	March 31, 2021
	2021 Notes	2024 Notes	2025 Notes	2026 Notes	2027 Notes
Principal amounts:
Principal	$954,000	$1,150,000	$1,000,000	$1,437,500	$700,000
Unamortized debt discount and issuance costs (1)	(954)	(6,597)	(11,595)	(16,524)	(6,759)
Net carrying amount	$953,046	$1,143,403	$988,405	$1,420,976	$693,241
Carrying amount of the equity component (2)	$—	$—	$—	$—	$—

	December 31, 2020
	2021 Notes	2024 Notes	2025 Notes	2027 Notes
Principal amounts:
Principal	$954,000	$1,150,000	$1,000,000	$700,000
Unamortized debt discount and issuance costs (1)	(36,134)	(160,297)	(113,825)	(7,006)
Net carrying amount	$917,866	$989,703	$886,175	$692,994
Carrying amount of the equity component (2)	$283,283	$254,981	$121,413	$—
(1)Included in the consolidated balance sheets within "convertible notes, short-term"; "convertible notes, long-term"; and "senior notes, long-term", and amortized over the remaining lives of the Notes. The decrease of unamortized debt discount and issuance costs balance as of March 31, 2021 compared to December 31, 2020 was mainly due to the adoption of the new convertible debt standard on January 1, 2021.
(2)The Company adopted the new accounting standard update which simplifies the accounting for convertible debt instruments on January 1, 2021 using the modified retrospective method. The adoption eliminates the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. As of December 31, 2020, these amounts were included in the consolidated balance sheets within additional paid-in capital.

In the three months ended March 31, 2021, the effective interest rate for the 2021 Notes, 2024 Notes, 2025 Notes, and 2027 Notes was 1.00%, 0.25%, 0.375%, and 3.875%, respectively. The 2026 Notes do not bear interest. In the three months ended March 31, 2020 the effective interest rate for the 2021 Notes, 2024 Notes, 2025 Notes, and 2027 Notes was 6.25%, 4.46%, 2.99%, and 3.875%, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized $2.2 million and $23.7 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest. The decrease in the effective interest rate and interest expenses is due to the elimination of interest expense related to the conversion features of the Convertible Notes as a result of the adoption of the new accounting standard update to simplify the accounting for convertible debt on January 1, 2021. During the three months ended March 31, 2021 and 2020, the Company recognized $10.7 million and $10.0 million, respectively, of coupon interest expense.
As of March 31, 2021, the remaining life of the 2021 Notes, the 2024 Notes, the 2025 Notes, the 2026 Notes, and the 2027 Notes is approximately 5 months, 38 months, 47 months, 59 months, and 80 months, respectively.
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
The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Basic net income (loss) per share:
Numerator
Net income (loss)	$68,005	$(8,396)
Denominator
Weighted-average common shares outstanding	797,667	782,296
Weighted-average restricted stock subject to repurchase	(2,034)	(1,608)
Weighted-average shares used to compute basic net income (loss) per share	795,633	780,688
Basic net income (loss) per share attributable to common stockholders	$0.09	$(0.01)
Diluted net income (loss) per share:
Numerator
Net income (loss)	$68,005	$(8,396)
Denominator
Number of shares used in basic computation	795,633	780,688
Weighted-average effect of dilutive securities:
Convertible notes	55,277	—
RSUs	17,575	—
Stock options	756	—
Other	2,946	—
Weighted-average shares used to compute diluted net income (loss) per share	872,187	780,688
Diluted net income (loss) per share attributable to common stockholders	$0.08	$(0.01)

The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Warrants	43,467	32,412
Convertible notes	12,287	—
RSUs	2,354	29,785
Shares subject to repurchase and others	392	4,617
Stock options	—	3,046

Prior to January 1, 2021, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income (loss) per share, if applicable. In the three months ended March 31, 2020, the Company’s potential common stock instruments such as stock options, RSUs, shares to be purchased under the 2013 Employee Stock Purchase Plan, shares subject to repurchases, the Convertible Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive. On January 1, 2021, the Company adopted the accounting standard update to simplify the accounting for convertible debt instruments. The Company now uses the if-converted method for all Convertible Notes in the diluted net income (loss) per share calculation and includes the effect of potential share settlement for the Convertible Notes, if the effect is more dilutive. In the three months ended March 31, 2021, the 2024 Notes, the 2025 Notes and the 2026 Notes were included in the computation of diluted income per share as the effect of including these shares in the calculation is more dilutive. The 2021 Notes were not included in the computation of diluted income per share as the effect of including these shares in the calculation would have been anti-dilutive. The use of the if-converted method increased the number of potentially dilutive shares by 46.2 million shares and had no impact on the diluted income per share amount in the three months ended March 31, 2021.
If the average market price of the common stock exceeds the exercise price of the warrants, $105.28 for the 2021 Notes, $80.20 for the 2024 Notes, and $163.02 for the 2026 Notes, the warrants will have a dilutive effect on the earnings per share assuming that the Company is profitable. Since the average market price of the common stock is below $80.20 for all periods presented, the warrants are anti-dilutive.
Note 12. Stockholders’ Equity
Equity Incentive Plans
The Company’s 2013 Equity Incentive Plan serves as the successor to the 2007 Equity Incentive Plan. The number of shares of the Company’s common stock available for issuance under the 2013 Equity Incentive Plan have been and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 60,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company’s Board of Directors.
Share Repurchases
In March 2020, the Company's Board of Directors authorized a program to repurchase up to $2.0 billion of the Company's common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and may be suspended at any time at the Company’s discretion. In the three months ended March 31, 2021, the Company repurchased 2.7 million shares for an aggregate amount of $161.6 million. The repurchases include 83,000 shares for $5.3 million that were not settled as of March 31, 2021 and that are presented as treasury stock on the consolidated balance sheets as of such date.
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
The Company had 1.9 million and 2.0 million shares of unvested restricted common stock as of March 31, 2021 and December 31, 2020, respectively. The Company's restricted common stock activity was not material during the three months ended March 31, 2021.
Stock Option Activity
The Company had 0.9 million and 1.4 million shares of stock options outstanding as of March 31, 2021 and December 31, 2020, respectively. The Company’s stock option activity was not material during the three months ended March 31, 2021.
Performance Restricted Stock Units Activity
The Company grants restricted stock units to certain of its executive officers periodically that vest based on the Company’s attainment of the annual financial performance goals and the executives’ continued employment through the vesting date (PRSUs). These PRSUs are granted when the annual performance targets are set and the awards are approved by the Compensation Committee of the Board of Directors, generally in the first quarter of each financial year. The Company granted PRSUs with a vesting period of one year prior to 2020, and three years in 2020.
The following table summarizes the activity related to the Company’s PRSUs for the three months ended March 31, 2021 (in thousands, except per share data):

	PRSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2020	729	$27.77
Unearned performance shares canceled related to 2020 grants	(365)	$27.77
Vested (50% target level for 2020 performance period)	(121)	$27.77
Unvested and outstanding at March 31, 2021	243	$27.77

The total fair value of PRSUs vested during the three months ended March 31, 2021 and 2020 was $9.4 million and $22.7 million, respectively.
The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a performance period of two or three calendar years and the executives’ continued employment through the vesting date (TSR RSUs). The Company granted TSR RSUs with a vesting period of two years prior to 2020, and three years in 2020.
The following table summarizes the activity related to the Company’s TSR RSUs for the three months ended March 31, 2021 (in thousands, except per share data):

	TSR RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2020	917	$30.90
Unearned performance shares canceled related to 2019 grants	(207)	$30.60
Vested (52% target level for 2019-2020 performance period)	(224)	$30.60
Unvested and outstanding at March 31, 2021	486	$31.16

The total fair value of TSR RSUs vested during the three months ended March 31, 2021 and 2020 was $17.2 million and $13.4 million, respectively.

RSU Activity
The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs and TSR RSUs, for the three months ended March 31, 2021. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2020	36,611	$32.28
Granted	3,268	$62.51
Vested	(4,055)	$30.17
Canceled	(1,285)	$32.11
Unvested and outstanding at March 31, 2021	34,539	$35.40

The total fair value of RSUs vested during the three months ended March 31, 2021 and 2020 was $220.7 million and $103.9 million, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$8,732	$5,756
Research and development	65,156	60,587
Sales and marketing	21,171	18,839
General and administrative	15,814	12,721
Total stock-based compensation expense	$110,873	$97,903
The Company capitalized $14.5 million and $8.1 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, there was $1.17 billion of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 2.8 years. The Company accounts for forfeitures as they occur.
Note 13. Income Taxes
The Company’s tax provision or benefit for income taxes for interim periods has generally been determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, the accounting standard permits the use of the actual effective tax rate for the year-to-date period. In the first quarter of 2021, the Company used this approach because it was unable to reasonably estimate its annual effective rate due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.
The Company recorded a benefit from income taxes of $18.0 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively. The primary difference between the effective tax rate and the federal statutory tax rate relates to foreign tax rate differences, tax deductions for stock-based compensation, and research and development credits.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2020, the Company concluded that the deferred tax assets in a foreign subsidiary were not more-likely-than-not to be realized and recorded a full valuation allowance against such deferred tax assets in the approximate amount of $1.10 billion. As of March 31, 2021, there have been no changes to the Company's conclusion.
As of March 31, 2021, the Company had $933.2 million of deferred tax assets for which it has not established a valuation allowance, related to the U.S. federal, states other than Massachusetts and California, and certain international subsidiaries. The Company completed its reassessment of the ability to realize these assets and concluded that a valuation allowance was not required.

As of March 31, 2021, the Company had $361.5 million of unrecognized tax benefits, of which $280.1 million could result in a reduction of the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation allowance recorded for California and Massachusetts deferred tax assets.
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
Note 14. Commitments and Contingencies
Credit Facility
The Company has a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. In March 2021, the Company entered into an amendment to the revolving credit agreement to increase the amount of indebtedness the Company may incur from $4.5 billion to $6.0 billion and to permit the convertible note issuance and hedge transactions associated with the 2026 Notes. As of March 31, 2021, no amounts had been drawn under the credit facility.
Contractual Obligations
The Company's principal commitments consist of obligations under the Notes (including principal and coupon interest), operating and finance leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments.
During the three months ended March 31, 2021, the Company issued $1.44 billion in aggregate principal amount of the 2026 Notes. As of March 31, 2021, the Company's contractual obligation to settle commitments related to the 2026 Notes is $1.44 billion for the year ended December 31, 2026.
Other than as described above, there were no material changes outside the Company's normal course of business in its commitments under contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Legal Proceedings
Beginning in September 2016, multiple putative class actions and derivative actions were filed in state and federal courts in the United States against the Company and the Company’s directors and/or certain former officers alleging that false and misleading statements, made in 2015, are in violation of securities laws and breached fiduciary duty. The putative class actions were consolidated in the U.S. District Court for the Northern District of California. On October 16, 2017, the court granted in part and denied in part the Company’s motion to dismiss. On July 17, 2018, the court granted plaintiffs' motion for class certification in the consolidated securities action. In January 2021, the Company entered into a binding agreement to settle the pending shareholder derivative lawsuits. The proposed settlement resolves all claims asserted against the Company and the other named defendants in the derivative lawsuits without any liability or wrongdoing attributed to them personally or the Company. Under the terms of the proposed settlement, the Company's board of directors will adopt and implement certain corporate governance modifications. In addition, the Company will receive $38.0 million of insurance proceeds to be used for general corporate purposes. The settlement will not require the Company to make any payment, aside from covering certain administrative costs related to the settlement. On March 19, 2021, the Court of Chancery of the State of Delaware held an approval hearing on the settlement at which it requested additional information as part of the approval process; the parties submitted such information on April 14, 2021. The shareholder class action remains pending and is scheduled for trial on September 20, 2021.
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

On July 28, 2020, the Company received a draft complaint from the Federal Trade Commission (FTC) alleging violations of the Company’s 2011 consent order with the FTC and the Federal Trade Commission Act. The allegations relate to the Company’s use of phone number and/or email address data provided for safety and security purposes for targeted advertising during periods between 2013 and 2019. The Company estimates that the range of probable loss in this matter is $150.0 million to $250.0 million and recorded an accrual of $150.0 million in the three months ended June 30, 2020. The accrual is included in accrued and other current liabilities in the consolidated balance sheet as of March 31, 2021. The matter remains unresolved, and there can be no assurance as to the timing or the terms of any final outcome.
On January 15, 2021, a derivative action was filed in the Delaware Chancery Court against certain directors of the Company alleging that the directors violated their fiduciary duties in deciding to enter into the Cooperation Agreement with certain affiliates of Elliott Management Corporation, to enter into the Investment Agreement with an affiliate of Silver Lake Partners, and to authorize a program to repurchase up to $2.0 billion of the Company's common stock. The Company and the directors dispute the claims and intend to defend the lawsuit vigorously. The defendants moved to dismiss the complaint on March 19, 2021.
On February 22, 2021, a derivative action was filed in the Delaware Chancery Court against Jack Dorsey alleging that Mr. Dorsey violated his fiduciary duties relating to various alleged privacy and cybersecurity issues. The Company and Mr. Dorsey dispute the claims and intend to defend the lawsuit vigorously.
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
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of March 31, 2021 and December 31, 2020.

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
Highlights of Quarterly Results
Revenue in the first quarter of 2021 totaled $1.04 billion, an increase of 28%, compared to the first quarter of 2020.
•Advertising revenue totaled $898.8 million, an increase of 32% year over year.
•Data licensing and other revenue totaled $137.2 million, an increase of 9% year over year.
•U.S. revenue totaled $556.2 million, an increase of 19% year over year.
•International revenue totaled $479.8 million, an increase of 41% year over year.
•Total ad engagements increased 11% year over year.
•Cost per engagement increased 19% year over year.
Net income was $68.0 million for the three months ended March 31, 2021 compared to net loss of $8.4 million for the three months ended March 31, 2020.
Income from operations was $52.2 million, or 5% of total revenue, for the three months ended March 31, 2021, compared to loss from operations of $7.4 million, or (1)% of total revenue, for the three months ended March 31, 2020.
Cash, cash equivalents and short-term investments in marketable securities totaled $8.81 billion as of March 31, 2021.
Average monetizable daily active usage (mDAU) for the three months ended March 31, 2021 was 199 million, an increase of 20% year over year.
Overview
The COVID-19 pandemic has resulted in public health responses including travel bans, restrictions, social distancing requirements, and shelter-in-place orders, which have impacted our business, operations, and financial performance in different ways. As a result of the COVID-19 pandemic, we experienced a reduction in advertiser demand in the first half of 2020. In the second half of 2020 and the first quarter of 2021, advertisers around the world increased their investment on Twitter. We saw continued momentum across key markets around the world, driven by our larger audience, and increased advertiser demand for digital ads in general. The ongoing impact of the COVID-19 pandemic on our business and on global economic activity continues to evolve and may in the future adversely affect our business, operations and financial results.
We are attracting more people to Twitter than ever before and investing in our highest priorities to deliver on our long-term goals across consumer product, revenue product and platform. As a result, we now expect headcount growth to more closely mirror expense growth in 2021, with headcount, and total costs and expenses, growing 25% or more on a year-over-year basis in 2021, ramping in absolute dollars over the course of the year. In addition, Apple has released its iOS 14.5 update and the changes related to its App Tracking Transparency policy that may affect our ability to deliver targeted advertising and measurement to advertisers on our platform, which could impact our advertising revenue. We have taken action to adapt to and mitigate the impact of these changes to comply with Apple's rules, and we will continue to evolve our solutions as we understand more and the ecosystem adapts to these pending changes. We continue to expect total revenue to grow faster than expenses in 2021, assuming the COVID-19 pandemic continues to improve and that we see modest impact from the rollout of changes associated with iOS 14.5. How much faster will depend on various factors, including our execution on our direct response roadmap and macroeconomic factors.
Our business, operations and financial performance have been, and may in the future be, negatively impacted by the COVID-19 pandemic. Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. The risks related to the COVID-19 pandemic on our business are further described in “Part II—Other Information, Item 1A. Risk Factors.”

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
In the three months ended March 31, 2021, we had 199 million1 average mDAU, which represents an increase of 20% from the three months ended March 31, 2020. The increase was driven by ongoing product improvements and global conversation around current events. In the three months ended March 31, 2021, we had 38 million average mDAU in the United States and 162 million average mDAU in the rest of the world, which represent increases of 13% and 22%, respectively, from the three months ended March 31, 2020.
Looking ahead, the significant COVID-19-related surge we saw last year creates challenging comparisons, and may lead to mDAU growth rates in the low double digits on a year-over-year basis in the second, third and fourth quarter of 2021, with the low point in terms of growth likely in the second quarter of 2021.
For additional information on how we calculate changes in mDAU and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monetizable Daily Active Usage: Worldwide
(quarterly average in millions)
200
180
160
140
120
139
145
152
166
186
187
192
199
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021

Monetizable Daily Active Usage: United States
(quarterly average in millions)
40
30
20
29
30
31
33
36
36
37
38
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021

Monetizable Daily Active Usage:
International
(quarterly average in millions)
180
160
140
120
100
80
110
115
121
133
150
152
155
162
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021

1 Please note the sum of average mDAU in the United States and average mDAU in the rest of the world may not equal total average mDAU indicated due to rounding.

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
In the three months ended March 31, 2021, ad engagements increased 11% from the three months ended March 31, 2020, due to our growing audience and increased demand for ads on a year-over-year basis, offset in part by a mix shift to lower funnel ad formats which generally have lower engagement rates and higher cost per ad engagement. In the three months ended March 31, 2021, cost per ad engagement increased by 19% compared to the three months ended March 31, 2020, primarily driven by the mix shift to lower funnel ad formats, as well as like-for-like price increases across most ad formats.

Ad Engagement Year-over-Year Change
(% Change)
20%
23%
29%
25%
3%
27%
35%
11%
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021

Cost Per Ad Engagement Year-over-Year Change
(% Change)
0%
-12%
-13%
-19%
-25%
-9%
-3%
19%
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021

Results of Operations
The following tables set forth our consolidated statements of operations data for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue
Advertising services	$898,840	$682,192
Data licensing and other	137,178	125,445
Total revenue	1,036,018	807,637
Costs and expenses (1)
Cost of revenue	381,008	284,037
Research and development	250,709	200,388
Sales and marketing	234,592	221,287
General and administrative	117,527	109,368
Total costs and expenses	983,836	815,080
Income (loss) from operations	52,182	(7,443)
Interest expense	(13,185)	(33,270)
Interest income	11,001	32,897
Other income (expense), net	6	(7,719)
Income (loss) before income taxes	50,004	(15,535)
Benefit from income taxes	(18,001)	(7,139)
Net income (loss)	$68,005	$(8,396)
(1)Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$8,732	$5,756
Research and development	65,156	60,587
Sales and marketing	21,171	18,839
General and administrative	15,814	12,721
Total stock-based compensation expense	$110,873	$97,903

The following table sets forth our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2021	2020
Revenue
Advertising services	87%	84%
Data licensing and other	13	16
Total revenue	100	100
Costs and expenses
Cost of revenue	37	35
Research and development	24	25
Sales and marketing	23	27
General and administrative	11	14
Total costs and expenses	95	101
Income (loss) from operations	5	(1)
Interest expense	(1)	(4)
Interest income	1	4
Other income (expense), net	—	(1)
Income (loss) before income taxes	5	(2)
Benefit from income taxes	(2)	(1)
Net income (loss)	7%	(1)%
Revenue
We generate the substantial majority of our revenue from the sale of advertising services. We also generate revenue by licensing our data to third parties and providing mobile advertising exchange services.
Advertising Services
We generate most of our advertising revenue by selling our Promoted Products. Currently, our Promoted Products consist of the following:
•Promoted Tweets. Promoted Tweets (rebranded as Promoted Ads and Twitter Amplify going forward), which are labeled as “promoted,” appear within a timeline, search results or profile pages just like an ordinary Tweet regardless of device, whether it be desktop or mobile. Using our proprietary algorithms and understanding of the interests of each account, we can deliver Promoted Tweets that are intended to be relevant to a particular account. We enable our advertisers to target an audience based on an individual account’s interest graph. Our Promoted Tweets are pay-for-performance or pay-for-impression delivered advertising that are priced through an auction. Our Promoted Tweets include objective-based features that allow advertisers to pay only for the types of engagement selected by the advertisers, such as Tweet engagements (e.g., Retweets, replies and likes), website clicks, mobile application installs or engagements, obtaining new followers, or video views.
•Promoted Accounts. Promoted Accounts (rebranded as Follower Ads going forward), which are labeled as “promoted,” provide a way for our advertisers to grow a community of people who are interested in their business, products or services. Our Promoted Accounts are pay-for-performance advertising priced through an auction.
•Promoted Trends. Promoted Trends (rebranded as Twitter Takeover going forward), which are labeled as “promoted,” appear at the top of the list of trending topics or timeline for an entire day in a particular country or on a global basis. We sell our Promoted Trends on a fixed-fee-per-day basis.
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

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands)
Advertising services	$898,840	$682,192	32%
Data licensing and other	137,178	125,445	9%
Total revenue	$1,036,018	$807,637	28%
Revenue in the three months ended March 31, 2021 increased by $228.4 million or 28% compared to the three months ended March 31, 2020.
Advertising revenue in the three months ended March 31, 2021 increased by $216.6 million or 32% compared to the three months ended March 31, 2020. The increase in advertising revenue in the three months ended March 31, 2021 as compared to the prior year reflects an increase in advertiser demand driven by the significant progress we made on our brand and direct response products, with updated ad formats, improved measurement, and new brand safety controls, as well as the decrease in global advertising spend in March 2020 caused by the COVID-19 pandemic. The increase in advertising revenue was attributable to an 11% increase in the number of ad engagements and a 19% increase in cost per ad engagement compared to the same period in 2020. The increase in the number of ad engagements was due to our growing audience and increased demand for ads on a year-over-year basis, offset in part by a mix shift to lower funnel ad formats which generally have lower engagement rates and higher cost per ad engagement. The increase in cost per ad engagement was primarily driven by the mix shift to lower funnel ad formats, as well as like-for-like price increases across most ad formats.
In the three months ended March 31, 2021, data licensing and other revenue increased by 9% compared to the three months ended March 31, 2020. The increase was attributable to an increase in mobile ad exchange revenue and the timing of revenue recognition in Developer and Enterprise Solutions.
Looking ahead, we will continue to invest in revenue products as we work to improve our ad formats to deliver increased value to advertisers around the world. As our mDAU grows, we believe the potential to increase our revenue grows.
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

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands)
Cost of revenue	$381,008	$284,037	34%
Cost of revenue as a percentage of revenue	37%	35%

In the three months ended March 31, 2021, cost of revenue increased by $97.0 million compared to the three months ended March 31, 2020. The increase was attributable to a $36.1 million increase in infrastructure costs and a $60.9 million increase in other direct costs, primarily driven by an increase in traffic acquisition costs and revenue share expenses.

We plan to continue to scale the capacity and enhance the capability and reliability of our infrastructure to support mDAU growth and increased activity on our platform. We expect that cost of revenue will increase in absolute dollar amounts and vary as a percentage of revenue over time.
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

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands)
Research and development	$250,709	$200,388	25%
Research and development as a percentage of revenue	24%	25%
In the three months ended March 31, 2021, research and development expenses increased by $50.3 million compared to the three months ended March 31, 2020. The increase was attributable to a $63.7 million increase in personnel-related costs mainly driven by an increase in employee headcount as we continue to focus investments in engineering, product, design, and research, and a $12.2 million net increase in facilities costs and other administrative expenses, offset by a $25.6 million increase in the capitalization of costs associated with developing software for internal use.
We plan to continue to invest in key areas of our business to ensure that we have an appropriate level of engineering, product management and design personnel and related resources to support our research and development efforts on key priorities. We expect that research and development expenses will increase in absolute dollar amounts and vary as a percentage of revenue over time.
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

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands)
Sales and marketing	$234,592	$221,287	6%
Sales and marketing as a percentage of revenue	23%	27%
In the three months ended March 31, 2021, sales and marketing expenses increased by $13.3 million compared to the three months ended March 31, 2020. The increase was attributable to a $13.2 million increase in personnel-related costs mainly driven by an increase in employee headcount and a $5.1 million increase in sales-related expenses due to higher revenue, offset by a $5.0 million decrease in travel and other expenses.
We continue to evaluate key areas in our business to ensure we have an appropriate level of sales and marketing expenses to execute on our key priorities and objectives. We expect that sales and marketing expenses will increase in absolute dollar amounts and vary as a percentage of revenue over time.
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

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands)
General and administrative	$117,527	$109,368	7%
General and administrative as a percentage of revenue	11%	14%

In the three months ended March 31, 2021, general and administrative expenses increased by $8.2 million compared to the three months ended March 31, 2020. The increase was attributable to an $11.9 million increase in personnel-related costs mainly driven by an increase in employee headcount and an $8.7 million increase in professional service fees, offset by a net decrease of $12.4 million in facilities costs and other administrative expenses.
We plan to continue to invest in general and administrative functions to ensure we have an appropriate level of support for our key objectives. Absent one-time general and administrative expenses such as the $150.0 million expense recorded for the FTC matter in 2020, we expect that general and administrative expenses will increase in absolute dollar amounts and vary as a percentage of revenue over time.
Interest Expense
Interest expense consists primarily of interest expense incurred in connection with the $954.0 million principal amount of 1.00% convertible senior notes due in 2021, or the 2021 Notes, the $1.15 billion principal amount of 0.25% convertible senior notes due in 2024, or the 2024 Notes, the $1.44 billion principal amount of 0% convertible senior notes due 2026, or the 2026 Notes, the $700.0 million principal amount of 3.875% senior notes due in 2027, or the 2027 Notes, and the $1.0 billion principal amount of 0.375% convertible senior notes due in 2025, or the 2025 Notes, and interest expense related to finance leases and other financing facilities.

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands)
Interest expense	$13,185	$33,270	(60)%
In the three months ended March 31, 2021, interest expense decreased by $20.1 million compared to the three months ended March 31, 2020. The decrease was primarily attributable to our adoption of the accounting standard update to simplify the accounting for convertible debt on January 1, 2021. Interest expense is estimated to decrease by approximately $100.0 million during the year ending December 31, 2021 due to the adoption of the new convertible debt accounting standard on January 1, 2021.
Interest Income
Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands)
Interest income	$11,001	$32,897	(67)%
In the three months ended March 31, 2021, interest income decreased by $21.9 million compared to the three months ended March 31, 2020. The decrease was primarily attributable to lower interest rates.
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

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands)
Other income (expense), net	$6	$(7,719)	(100)%
In the three months ended March 31, 2021, other expense, net decreased by $7.7 million compared to the three months ended March 31, 2020. The decrease was primarily attributable to an $8.0 million impairment charge on an investment in a privately-held company in the three months ended March 31, 2020.

Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. Our tax provision or benefit for income taxes for interim periods has generally been determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, the accounting standard permits the use of the actual effective tax rate for the year-to-date period. In the first quarter of 2021, we used this approach because we were unable to reasonably estimate our annual effective rate due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Benefit from income taxes	$18,001	$7,139
We recorded a benefit from income taxes of $18.0 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase in benefit from income taxes was primarily due to tax deductions for stock-based compensation, research and development credits, and foreign tax rate differences.
We reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2020, we concluded that the deferred tax assets in a foreign subsidiary are not more-likely-than-not to be realized and recorded a full valuation allowance against such deferred tax assets in the approximate amount of $1.10 billion. As of March 31, 2021, there have been no changes to our conclusion.
As of March 31, 2021, we had $933.2 million of deferred tax assets for which we have not established a valuation allowance, related to the U.S. federal, states other than Massachusetts and California, and certain international subsidiaries. We completed our reassessment of the ability to realize these assets and concluded that a valuation allowance was not required.
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
Liquidity and Capital Resources

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income (loss)	$68,005	$(8,396)
Net cash provided by operating activities	$390,184	$246,767
Net cash provided by investing activities	$680,358	$466,144
Net cash provided by financing activities	$1,197,678	$963,984
Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. In March 2021, we also received net proceeds of approximately $1.42 billion from the issuance of the 2026 Notes, after deducting the debt issuance costs.
In March 2020, our Board of Directors authorized a program to repurchase up to $2.0 billion of our common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock and may be suspended at any time at our discretion. In the three months ended March 31, 2021, we repurchased 2.7 million shares for an aggregate amount of $161.6 million. The repurchases include 83,000 shares for $5.3 million that were not settled as of March 31, 2021 and that are presented as treasury stock on the consolidated balance sheets as of such date.
As of March 31, 2021, we had $8.81 billion of cash, cash equivalents and short-term investments in marketable securities, of which $361.6 million was held by our foreign subsidiaries. We do not plan to indefinitely reinvest these funds held by our foreign subsidiaries and have accrued the incremental taxes due as part of repatriation. We believe that our existing cash, cash equivalents and short-term investment balances, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months, and to repay the $954.0 million principal associated with our 2021 Notes due in September 2021.

Credit Facility
We have a revolving credit agreement with certain lenders which provides for a $500.0 million revolving unsecured credit facility maturing on August 7, 2023. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. In March 2021, we entered into an amendment to the revolving credit agreement to increase the amount of indebtedness we may incur from $4.5 billion to $6.0 billion and to permit the convertible note issuance and hedge transactions associated with the 2026 Notes. As of March 31, 2021, no amounts had been drawn under the credit facility.
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
Cash provided by operating activities in the three months ended March 31, 2021 was $390.2 million, an increase of $143.4 million compared to the three months ended March 31, 2020. Cash provided by operating activities was driven by net income of $68.0 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $221.4 million, including $131.1 million of depreciation and amortization expense and $110.9 million of stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $100.8 million.
Cash provided by operating activities in the three months ended March 31, 2020 was $246.8 million. Cash provided by operating activities was driven by net loss of $8.4 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $246.7 million, including $120.6 million of depreciation and amortization expense, and $97.9 million of stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $8.5 million.
Investing Activities
Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.
Cash provided by investing activities in the three months ended March 31, 2021 was $680.4 million, an increase of $214.2 million compared to the three months ended March 31, 2020. The increase was primarily due to a $345.4 million increase in proceeds from sales of marketable securities, a $95.8 million increase in proceeds from maturities of marketable securities, a $6.4 million decrease in cash used in business combinations, a $1.9 million decrease in cash used in other investing activities, and a $0.2 million increase in proceeds from sales of property and equipment, offset by a $137.3 million increase in purchases of marketable securities, a $58.5 million increase in purchases of property and equipment, a $29.5 million increase in purchases of investments in privately-held companies, and $10.2 million of investments in the Finance Justice Fund, a new socially responsible investment that aims to bring capital from corporate and philanthropic partners to individuals and communities in America most underestimated by mainstream finance, in the three months ended March 31, 2021.
We anticipate making capital expenditures in 2021 of approximately $900 million to $950 million as we complete the final buildout of our new data center in 2021 and support our existing data centers and infrastructure needs.
Financing Activities
Our primary financing activities consist of issuances of securities, including common stock issued under our employee stock purchase plan and issuances of our Notes, repurchases of common stock under our share repurchase program, repayment of Convertible Notes, payments of finance lease obligations, and stock option exercises by employees and other service providers.

Cash provided by financing activities in the three months ended March 31, 2021 was $1.20 billion, an increase of $233.7 million compared to the three months ended March 31, 2020. The increase was primarily due to $1.42 billion of net proceeds from the issuance of the 2026 Notes net of issuance costs, which was reduced by a net cash outflow of $52.3 million for the purchase of convertible note hedges and sale of warrants entered into in connection with the issuance of the 2026 Notes in the three months ended March 31, 2021, compared to $985.3 million of net proceeds from the issuance of the 2025 Notes net of issuance costs in the three months ended March 31, 2020, a $9.4 million decrease in payments of finance lease obligations, a $1.7 million increase in proceeds from option exercises, and a $1.1 million decrease in tax payments related to net share settlements of equity awards, offset by $161.6 million of repurchases of common stock in the three months ended March 31, 2021.
Contractual Obligations
Our principal commitments consist of obligations under the Notes (including principal and coupon interest), finance and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. Refer to Note 14 – Commitments and Contingencies for more details.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2021.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements and related notes in accordance with GAAP. In doing so, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a more complete discussion of our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of March 31, 2021, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $43.1 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.
As of March 31, 2021, we had $4.54 billion aggregate principal amount of Convertible Notes outstanding and $700.0 million aggregate principal amount of 2027 Notes outstanding. We carry the Notes at face value less amortized discount on the consolidated balance sheet. Since the 2021 Notes, 2024 Notes, 2025 Notes, and 2027 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.
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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three months ended March 31, 2021 and 2020. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollar would have resulted in a gain or loss of approximately $8.3 million as of March 31, 2021.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance.
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
Business and Operational Factors
The COVID-19 pandemic has disrupted and harmed, and may in the future disrupt and harm, our business, financial condition and operating results. We are unable to predict the extent to which it may impact our business, financial condition and operating results and the achievement of our strategic objectives in the future.
Our business, operations and financial performance have been, and may in the future be, negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans, restrictions, social distancing requirements and shelter-in-place orders. The pandemic and these related responses have caused, and may in the future cause, decreased advertiser demand for our platform, global slowdown of economic activity, disruptions of major events, volatility and disruption of financial markets, and changes in consumer behavior.
The severity, magnitude and duration of the COVID-19 pandemic, the public health responses and its economic consequences, as well as the availability of effective treatments and vaccines, remain uncertain, rapidly changing and difficult to predict. The pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, also remains uncertain and difficult to predict. Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. For example, to the extent the pandemic continues to disrupt economic activity globally, it could adversely affect our business, financial condition and operating results through prolonged decreases in advertising spend, credit deterioration of our customers, depressed economic activity, or declines in capital markets. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan.

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
In February 2021, we projected that we would reach at least 315 million mDAU in the fourth quarter of 2023. If we are unable to achieve these projections, or generally increase our mDAU or engagement, or if these metrics decline, our products and services could be less attractive to people on Twitter, as well as to advertisers, content partners and platform partners, which would have a material and adverse impact on our business, financial condition and operating results.
We generate the substantial majority of our revenue from advertising. The loss of advertising revenue could harm our business.
The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generate substantially all of our advertising revenue through the sale of our Promoted Products: Promoted Tweets, Promoted Accounts and Promoted Trends. As is common in our industry, our advertisers do not have long-term advertising commitments with us. Our advertising revenue was also impacted due to the COVID-19 pandemic, and we cannot be certain of the extent or pace of the global recovery of economic activity (including advertiser demand for our platform) as the COVID-19 pandemic subsides.

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
Changes to operating systems’ practices and policies, such as Apple’s iOS 14.5 update and the changes related to its App Tracking Transparency policy, may also reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners or harm our ability to target advertising. These limitations may adversely affect both our and our advertisers' ability to effectively target advertisements and measure their performance, which could reduce the demand and pricing for our advertising products and harm our business. The impact of these proposed changes on the overall mobile advertising ecosystem, our business, and the developers, partners, and advertisers in the ecosystem is not yet clear. Over time, personalization rates will impact our ability to grow our performance advertising business. Advertisers also may choose to use our free products and services instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense and our advertising revenue could be further impacted by escalating competition for digital ad spending.
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
We believe that our long-term success depends on our ability to improve the health of the public conversation on Twitter. We have made this one of our top priorities and have focused our efforts on improving the quality of that conversation, including by devoting substantial internal resources to our strategy. These efforts include the reduction of abuse, harassment, spam, manipulation and malicious automation on the platform, as well as a focus on improving information quality (including information around U.S. elections and the COVID-19 pandemic), and the health of conversation on Twitter. Some of the health initiatives that we have implemented as part of our ongoing commitment to a healthy public conversation have negatively impacted, and may in the future negatively impact, our publicly reported metrics in a few ways.

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
Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly assess the playing field and determine whether we need to improve or re-allocate resources amongst our existing products and services or create new ones (independently or in conjunction with third parties). Our ability to increase mDAU and engagement, attract content partners, advertisers and platform partners and generate revenue will depend on those decisions. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, we are in the early stages of exploring additional potential revenue product opportunities that could, if successful, complement our advertising business in the future, although we do not expect any revenue attributable to these opportunities in the near-term and these opportunities may not prove successful at all. We are also continuing our work to increase the stability, performance and scale of our ads platform and our Mobile Application Promotion (MAP) product, and such work will take place over multiple quarters, and any positive revenue impact will be gradual in its impact.
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
We also believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. We have announced that employees will be able to work from home permanently if they so desire and we expect that we will continue to hire employees that are not located where we have offices or will work from home. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our culture, employee morale, productivity and retention could suffer, and our business and operating results would be adversely impacted.
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
Our release of new products, product features and services on mobile devices is dependent upon and can be impacted by digital storefront operators, such as the Apple App Store and Google Play Store review teams, which decide what guidelines applications must operate under and how to enforce such guidelines. Such review processes can be difficult to predict and certain decisions may harm our business. Additionally, changes to operating systems’ practices and policies, such as Apple’s iOS 14.5 update and the changes related to its App Tracking Transparency policy, may reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners or harm our ability to target advertising. These limitations may adversely affect both our and our advertisers' ability to effectively target advertisements and measure their performance, which could reduce the demand and pricing for our advertising products and harm our business.
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
While we have been profitable on a generally accepted accounting principles in the United States (GAAP) basis at times, our quarterly operating results have fluctuated in the past and will fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicators of future performance. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
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
We calculate our mDAU using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring mDAU and mDAU engagement. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the first quarter of 2021 continued to represent fewer than 5% of our mDAU during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, but we otherwise treat multiple accounts held by a single person or organization as multiple accounts for purposes of calculating our mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of mDAU growth and engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our metrics to be accurate representations of our total accounts or mDAU engagement, or if we discover material inaccuracies in our metrics, our reputation may be harmed and content partners, advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. If investors, analysts or customers do not believe our reported measures, such as mDAU, are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be adversely impacted.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.
A significant natural disaster, such as the COVID-19 pandemic or an earthquake, fire, flood or significant power outage could have a material adverse impact on our business, operating results, and financial condition. For example, the COVID-19 pandemic led to certain business disruptions, including travel bans and restrictions, shelter-in-place orders and the postponement or cancellation or major events, which adversely affected demand for our advertising products and the economy as a whole, and which may have an adverse effect on our business, financial condition and operating results in the future. We have offices and a significant number of employees in the San Francisco Bay Area, a region known for seismic activity. Additionally, despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our data centers could result in lengthy interruptions in our services. In addition, our employees, offices, and infrastructure have recently been the subject of increased threats by extremists. Acts of terrorism and other geo-political unrest could cause disruptions in our business. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We have implemented a disaster recovery program, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, we do not currently serve network traffic equally from each data center, so if our primary data center shuts down, there will be a period of time that our products or services, or certain of our products or services, will remain inaccessible or people may experience severe issues accessing our products and services. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services. Any such natural disaster or man-made problem could adversely impact our business, financial condition and operating results.

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
We presently are involved in a number of intellectual property lawsuits, and as we face increasing competition and develop new products, the number of patent and other intellectual property claims against us may grow. There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology, which could require significant effort and expense or discontinue use of the technology. An unfavorable resolution of the disputes and litigation referred to above would adversely impact our business, financial condition and operating results.

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
From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy or data protection rights of the people on Twitter and others. While we strive to comply with applicable laws and regulations relating to privacy, data protection and data security, our privacy policies and other obligations we may have with respect to privacy, data protection and data security, the failure or perceived failure to comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Additionally, on November 3, 2020, a ballot initiative in California passed a new privacy law, the California Privacy Rights Act (CPRA). The CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of the CCPA, the CPRA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Moreover, foreign data protection, privacy, and other laws and regulations are often more restrictive or burdensome than those in the United States. For example, the GDPR imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we have historically relied upon a variety of legal bases to transfer certain personal information outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework, the Swiss-U.S. Privacy Shield Framework, and EU Standard Contractual Clauses (SCCs). These legal bases all have been, and may be, the subject of legal challenges and on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield framework and imposed additional obligations on companies when relying on the SCCs. This CJEU decision may result in different European Economic Area data protection regulators applying differing standards for, or require ad hoc verification of measures taken with respect to, certain data flows. The CJEU’s decision will require us to take additional steps to legitimize impacted personal data transfers, and we may find it necessary or desirable to modify our data handling practices in connection with this decision or future legal challenges relating to cross-border data transfers. This could result in increased costs of compliance and limitations on our customers, vendors, and us. This CJEU decision or future legal challenges also could result in us being required to implement duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or could limit our ability to collect or process personal information in Europe, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged. Any of these changes with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition and operating results.
Further, the UK officially left the EU in 2020 (often referred to as "Brexit"). The effect of Brexit will depend on agreements, if any, the UK makes to retain access to EU markets. Brexit creates economic and legal uncertainty in the region and could adversely affect the tax, currency, operational, legal and regulatory regimes to which our business is subject, including with respect to privacy and data protection. Brexit may adversely affect our revenues and subject us to new regulatory costs and challenges, in addition to other adverse effects that we are unable effectively to anticipate. The UK has implemented a Data Protection Act, effective in May 2018 and statutorily amended in 2019, and legislation referred to as the UK GDPR, that substantially implement the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Brexit has, however, created uncertainty with regard to the future regulation of data protection in the UK and requirements for data transfers between the UK and the EU and other jurisdictions. For example, the EU-UK Trade and Cooperation Agreement provides for a transition period of four months, subject to a potential two-month extension, in which the European Commission will, subject to certain exceptions that may result in termination of such transition period, continue to treat the UK as if it remained an EU member state with respect to personal data transfers. The UK may thereafter be considered a “third country” under the GDPR, with transfers of personal data from the EU to the UK needing to be made pursuant to GDPR-compliant safeguards unless the European Commission adopts an adequacy decision with respect to the UK. With substantial uncertainty over the interpretation and application of how the UK will approach and address the GDPR following the transition period, we may face challenges in addressing applicable requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.

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
Additionally, we have relationships with third parties that perform a variety of functions such as payments processing, tokenization, vaulting, currency conversion, fraud prevention and data security audits. The laws and regulations related to online payments and other activities of these third parties, including those relating to the processing of data, are complex, subject to change, and vary across different jurisdictions in the United States and globally. As a result, we may be required to spend significant time, effort and expense to comply with applicable laws and regulations. Any failure or claim of our failure to comply, or any failure or claim of failure by the above-mentioned third parties to comply, could increase our costs or could result in liabilities. Additionally, because we accept payment via credit cards, we are subject to global payments industry operating rules and certification requirements governed by the PCI Security Standards Council, including the Payment Card Industry Data Security Standard. Any failure by us to comply with these operating rules and certification requirements also may result in costs and liabilities and may result in us losing our ability to accept certain payment cards.
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
In 2014, we issued $954.0 million in aggregate principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes. In 2018, we issued an additional $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024, or the 2024 Notes. In 2019, we issued $700.0 million in aggregate principal amount of 3.875% senior notes due 2027, which we refer to as the 2027 Notes. In 2020, we issued $1.0 billion in aggregate principal amount of 0.375% convertible senior notes due 2025, or the 2025 Notes. In March 2021, we issued $1.44 billion in aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. We refer to the 2021 Notes, the 2024 Notes, the 2025 Notes, and the 2026 Notes as the Convertible Notes, and we refer to the Convertible Notes and the 2027 Notes as the Notes. As of March 31, 2021, we had $5.24 billion in aggregate principal amount of outstanding Notes. As of March 31, 2021, we also had an undrawn unsecured revolving credit facility providing for loans in the aggregate principal amount of $500.0 million.
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
In addition, the Organization for Economic Cooperation and Development has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. In 2018, the European Commission proposed a series of measures aimed at ensuring a fair and efficient taxation of digital businesses operating within the European Union. Some countries, in the European Union and beyond, have unilaterally moved to introduce their own digital services tax to capture tax revenue on digital services more immediately. Notably France, Italy, Austria, the United Kingdom, Turkey, India, Spain, and Kenya have enacted or will soon enact a digital tax. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.
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
Concurrent with the issuance of the 2021 Notes, 2024 Notes and 2026 Notes we entered into note hedge transactions with certain financial institutions, which we refer to as the option counterparties. The note hedge transactions are generally expected to reduce the potential dilution upon any conversion of the 2021 Notes, 2024 Notes and 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount converted with respect to the 2021 Notes, 2024 Notes, or 2026 Notes as the case may be. We also entered into warrant transactions with the option counterparties. However, the warrant transactions could separately have a dilutive effect to the extent that the market price of our common stock exceeds the applicable strike price of the warrants.
The option counterparties or their respective affiliates may modify their initial hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2021 Notes, 2024 Notes and 2026 Notes, as applicable (and are likely to do so during any applicable observation period related to a conversion of the 2021 Notes, 2024 Notes and 2026 Notes as applicable, or following any repurchase of the 2021 Notes, 2024 Notes and 2026 Notes, as applicable, by us on any fundamental change repurchase date or otherwise). This activity could cause or avoid an increase or a decrease in the market price of our common stock.
In addition, if any such convertible note hedge and warrant transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2021, we issued a total of 38,284 shares of our common stock in connection with the acquisition of one company to certain former shareholders of the acquired company.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
January 1 - 31	1,023	$49.22	1,023	$1,699
February 1 - 28	774	$64.99	774	$1,649
March 1 - 31	912	$66.82	912	$1,588
Total	2,709		2,709

(1)In March 2020, our board of directors authorized a program to repurchase up to $2.0 billion of our common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, under trading plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion. The program does not have an expiration date. Please refer to Note 12 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(2)Average price paid per share includes costs associated with the repurchases.

Item 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
4.1	Indenture, dated March 4, 2021, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.1	March 4, 2021
4.2	Form of Global 0% Convertible Senior Note due 2026 (included in Exhibit 4.1).	8-K	001-36164	4.2	March 4, 2021
10.1	Amended and Restated Cooperation Agreement, dated as of March 31, 2021, among Twitter, Inc., Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P. and Jesse A. Cohn
10.2	Form of Convertible Note Hedge Confirmation.	8-K	001-36164	10.2	March 4, 2021
10.3	Form of Warrant Confirmation.	8-K	001-36164	10.3	March 4, 2021
10.4	Amendment No. 1, dated March 1, 2021, to the Credit Agreement, dated August 7, 2018, among Twitter, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.	8-K	001-36164	10.4	March 4, 2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

TWITTER, INC.
Date: April 30, 2021	By:	/s/ Jack Dorsey
Jack Dorsey Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2021	By:	/s/ Ned Segal
Ned Segal Chief Financial Officer (Principal Financial Officer)