Form 10-Q
period 2021-06-30
TWITTER, INC.
filed 2021-07-27
CIK 1418091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of July 23, 2021 was 797,966,577.

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
•our expectations regarding our revenue growth, including the impact of COVID-19 and Apple’s changes related to its App Tracking Transparency policy, and our cost and expenses growth;
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
The numbers of mDAU presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement across our large number of total accounts around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that the average of false or spam accounts during the second quarter of 2021 represented fewer than 5% of our mDAU during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation, and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation, or fake, we stop counting it in our mDAU, or other related metrics. We also treat multiple accounts held by a single person or organization as multiple mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TWITTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,125,595	$1,988,429
Short-term investments	4,481,468	5,483,873
Accounts receivable, net of allowance for doubtful accounts of $14,237 and $16,946	954,265	1,041,743
Prepaid expenses and other current assets	166,813	123,063
Total current assets	9,728,141	8,637,108
Property and equipment, net	1,884,790	1,493,794
Operating lease right-of-use assets	1,153,017	930,139
Intangible assets, net	57,513	58,338
Goodwill	1,325,200	1,312,346
Deferred tax assets, net	936,121	796,326
Other assets	238,443	151,039
Total assets	$15,323,225	$13,379,090
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$325,446	$194,281
Accrued and other current liabilities	775,102	663,532
Convertible notes, short-term	953,565	917,866
Operating lease liabilities, short-term	203,806	177,147
Total current liabilities	2,257,919	1,952,826
Convertible notes, long-term	3,554,847	1,875,878
Senior notes, long-term	693,491	692,994
Operating lease liabilities, long-term	1,026,006	819,748
Deferred and other long-term tax liabilities, net	40,791	31,463
Other long-term liabilities	34,043	36,099
Total liabilities	7,607,097	5,409,008
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 797,941 and 796,000 shares issued and outstanding	4	4
Additional paid-in capital	8,457,717	9,167,138
Treasury stock, at cost-- 77 and 98 shares	(5,298)	(5,297)
Accumulated other comprehensive loss	(89,056)	(66,094)
Accumulated deficit	(647,239)	(1,125,669)
Total stockholders' equity	7,716,128	7,970,082
Total liabilities and stockholders' equity	$15,323,225	$13,379,090

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$1,190,427	$683,438	$2,226,445	$1,491,075
Costs and expenses
Cost of revenue	416,932	288,039	797,940	572,076
Research and development	299,859	215,806	550,568	416,194
Sales and marketing	301,902	207,286	536,494	428,573
General and administrative	141,482	246,237	259,009	355,605
Total costs and expenses	1,160,175	957,368	2,144,011	1,772,448
Income (loss) from operations	30,252	(273,930)	82,434	(281,373)
Interest expense	(13,893)	(39,828)	(27,078)	(73,098)
Interest income	9,202	25,013	20,203	57,910
Other income (expense), net	55,739	(361)	55,745	(8,080)
Income (loss) before income taxes	81,300	(289,106)	131,304	(304,641)
Provision (benefit) for income taxes	15,651	1,088,899	(2,350)	1,081,760
Net income (loss)	$65,649	$(1,378,005)	$133,654	$(1,386,401)
Net income (loss) per share attributable to common stockholders:
Basic	$0.08	$(1.75)	$0.17	$(1.77)
Diluted	$0.08	$(1.75)	$0.16	$(1.77)
Numerator used to compute net income (loss) per share attributable to common stockholders:
Basic	$65,649	$(1,378,005)	$133,654	$(1,386,401)
Diluted	$68,501	$(1,378,005)	$138,896	$(1,386,401)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	796,472	785,909	795,992	783,303
Diluted	869,180	785,909	870,622	783,303

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$65,649	$(1,378,005)	$133,654	$(1,386,401)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	(3,791)	48,551	(14,809)	22,191
Change in foreign currency translation adjustment	11,667	16,446	(8,153)	(44,657)
Net change in accumulated other comprehensive income (loss)	7,876	64,997	(22,962)	(22,466)
Comprehensive income (loss)	$73,525	$(1,313,008)	$110,692	$(1,408,867)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	798,083	$4	784,100	$4	796,000	$4	779,619	$4
Issuance of common stock in connection with RSU vesting	4,247	—	3,946	—	8,647	—	8,171	—
Issuance of common stock in connection with acquisitions	—	—	—	—	—	—	33	—
Issuance of restricted stock in connection with acquisitions accounted for as stock-based compensation	31	—	1,002	—	69	—	1,381	—
Exercise of stock options	1	—	83	—	524	—	264	—
Issuance of common stock upon purchases under employee stock purchase plan	1,539	—	1,395	—	1,539	—	1,395	—
Shares withheld related to net share settlement of equity awards	(88)	—	(100)	—	(243)	—	(437)	—
Repurchases of common stock	(5,872)	—	—	—	(8,595)	—	—	—
Balance, end of period	797,941	$4	790,426	$4	797,941	$4	790,426	$4
Additional paid-in capital
Balance, beginning of period	—	$8,551,763	—	$8,952,059	—	$9,167,138	—	$8,763,330
Issuance of common stock in connection with acquisitions	—	—	—	—	—	—	—	1,312
Exercise of stock options	—	29	—	118	—	1,986	—	423
Issuance of common stock upon purchases under employee stock purchase plan	—	39,531	—	34,395	—	39,531	—	34,395
Shares withheld related to net share settlement of equity awards	—	(4,928)	—	(2,925)	—	(15,497)	—	(14,618)
Stock-based compensation	—	205,134	—	143,848	—	330,533	—	250,444
Equity component of the convertible note issuance, net	—	—	—	—	—	—	—	92,209
Purchase of convertible note hedge	—	—	—	—	—	(213,469)	—	—
Tax related to purchase of convertible note hedge	—	—	—	—	—	49,262	—	—
Issuance of warrants	—	—	—	—	—	161,144	—	—
Repurchases of common stock	—	(333,812)	—	—	—	(495,364)	—	—
Cumulative-effect adjustment from adoption of new accounting standard	—	—	—	—	—	(567,547)	—	—
Balance, end of period	—	$8,457,717	—	$9,127,495	—	$8,457,717	—	$9,127,495
Treasury stock
Balance, beginning of period	—	$(5,297)	—	$—	—	$(5,297)	—	$—
Retirement of treasury stock	—	5,297	—	—	—	10,594	—	—
Repurchases of common stock	—	(5,298)	—	—	—	(10,595)	—	—
Balance, end of period	—	$(5,298)	—	$—	—	$(5,298)	—	$—
Accumulated other comprehensive loss
Balance, beginning of period	—	$(96,932)	—	$(157,997)	—	$(66,094)	—	$(70,534)
Other comprehensive income (loss)	—	7,876	—	64,997	—	(22,962)	—	(22,466)
Balance, end of period	—	$(89,056)	—	$(93,000)	—	$(89,056)	—	$(93,000)
Retained earnings (Accumulated deficit)
Balance, beginning of period	—	$(712,888)	—	$1,561	—	$(1,125,669)	—	$11,586
Cumulative-effect adjustment from adoption of new accounting standards	—	—	—	—	—	344,776	—	(1,629)
Net income (loss)	—	65,649	—	(1,378,005)	—	133,654	—	(1,386,401)
Balance, end of period	—	$(647,239)	—	$(1,376,444)	—	$(647,239)	—	$(1,376,444)
Total stockholders' equity	797,941	$7,716,128	790,426	$7,658,055	797,941	$7,716,128	790,426	$7,658,055
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$133,654	$(1,386,401)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	265,864	244,486
Stock-based compensation expense	289,075	230,779
Amortization of discount on convertible notes	—	48,060
Bad debt expense	391	17,495
Deferred income taxes	(23,017)	(26,037)
Deferred tax assets valuation allowance establishment	—	1,101,374
Impairment (gain) on investments in privately-held companies	(51,894)	8,503
Other adjustments	1,467	(5,185)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	88,969	234,281
Prepaid expenses and other assets	(44,520)	2,957
Operating lease right-of-use assets	104,049	78,117
Accounts payable	2,818	(26,234)
Accrued and other liabilities	99,243	4,575
Operating lease liabilities	(93,948)	(78,987)
Net cash provided by operating activities	772,151	447,783
Cash flows from investing activities
Purchases of property and equipment	(460,376)	(287,083)
Proceeds from sales of property and equipment	4,837	3,905
Purchases of marketable securities	(2,165,696)	(3,122,764)
Proceeds from maturities of marketable securities	2,084,537	2,481,134
Proceeds from sales of marketable securities	1,092,794	858,669
Purchases of investments in privately-held companies	(31,497)	(1,339)
Investments in Finance Justice Fund	(22,700)	—
Business combinations, net of cash acquired	(22,937)	(34,285)
Other investing activities	(8,385)	(11,050)
Net cash provided by (used in) investing activities	470,577	(112,813)
Cash flows from financing activities
Proceeds from issuance of convertible notes	1,437,500	1,000,000
Purchases of convertible note hedges	(213,469)	—
Proceeds from issuance of warrants concurrent with note hedges	161,144	—
Debt issuance costs	(16,769)	(14,662)
Repurchases of common stock	(495,364)	—
Taxes paid related to net share settlement of equity awards	(15,497)	(14,618)
Payments of finance lease obligations	(565)	(16,456)
Proceeds from exercise of stock options	1,986	423
Proceeds from issuances of common stock under employee stock purchase plan	39,531	34,395
Net cash provided by financing activities	898,497	989,082
Net increase in cash, cash equivalents and restricted cash	2,141,225	1,324,052
Foreign exchange effect on cash, cash equivalents and restricted cash	(3,999)	(15,778)
Cash, cash equivalents and restricted cash at beginning of period	2,011,276	1,827,666
Cash, cash equivalents and restricted cash at end of period	$4,148,502	$3,135,940
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$—	$1,312
Changes in accrued property and equipment purchases	$138,257	$40,249
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$4,125,595	$3,112,454
Restricted cash included in prepaid expenses and other current assets	3,286	2,900
Restricted cash included in other assets	19,621	20,586
Total cash, cash equivalents and restricted cash	$4,148,502	$3,135,940
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
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In August 2020, the Financial Accounting Standards Board (FASB) issued a new accounting standard update to simplify the accounting for convertible debt and other equity-linked instruments. The new guidance simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company early adopted this new guidance using the modified retrospective method as of January 1, 2021. The adoption of this new guidance resulted in an increase of $254.6 million and $34.7 million to "Convertible notes, long-term" and "Convertible notes, short-term", respectively, to reflect the full principal amount of the Convertible Notes (as defined below) outstanding, net of issuance costs, a reduction of $567.5 million to additional paid-in capital, net of estimated income tax effects, to remove the equity component separately recorded for the conversion features associated with the Convertible Notes, an increase to deferred tax assets, net of $66.6 million, and a cumulative-effect adjustment of $344.8 million, net of estimated income tax effects, reducing the beginning balance of accumulated deficit as of January 1, 2021. The adoption of this new guidance reduced interest expense by $28.5 million and $56.1 million in the three and six months ended June 30, 2021. In addition, the adoption requires the use of the if-converted method for all convertible notes in the diluted net income (loss) per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effect is more dilutive. The use of the if-converted method increased the number of potentially dilutive shares by 46.1 million and 46.2 million shares in the three and six months ended June 30, 2021, respectively, and had no impact on the diluted income per share amount in the three and six months ended June 30, 2021.
With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2021, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that are of significance or potential significance to the Company.

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
Revenue by geography is based on the billing address of the customers. The following tables set forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by services:
Advertising services	$1,053,411	$561,994	$1,952,251	$1,244,186
Data licensing and other	137,016	121,444	274,194	246,889
Total revenue	$1,190,427	$683,438	$2,226,445	$1,491,075

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by geographic area:
United States	$653,075	$364,881	$1,209,295	$833,311
Japan	151,443	108,239	321,407	239,371
Rest of World	385,909	210,318	695,743	418,393
Total revenue	$1,190,427	$683,438	$2,226,445	$1,491,075
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
Unbilled Revenue (Contract Assets)
The Company presents unbilled revenue in the consolidated balance sheets within prepaid expenses and other current assets and within other assets. The Company’s contracts do not contain material financing components. The Company's unbilled revenue primarily consists of amounts that have yet to be billed under contracts with escalating fee structures. Specifically, because the Company generally recognizes revenue on a straight-line basis for data licensing arrangements with escalating fee structures, revenue recognized represents amounts to which the Company is contractually entitled; however, the revenue recognized exceeds the amounts the Company has a right to bill as of the period end, thus resulting in unbilled revenue. As of June 30, 2021, the Company recorded an immaterial amount of allowance for credit losses on unbilled revenue.

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
The following table presents contract balances (in thousands):

	June 30, 2021	December 31, 2020
Unbilled revenue	$43,327	$44,063
Deferred revenue	$104,650	$62,191
The amount of revenue recognized in the three months ended June 30, 2021 that was included in the deferred revenue balance as of March 31, 2021 was $46.6 million. The amount of revenue recognized in the six months ended June 30, 2021 that was included in the deferred revenue balance as of December 31, 2020 was $61.5 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus ads inventory earned by and material rights provided to customers in prior periods and the satisfaction of the Company’s performance obligations relating to data licensing contracts with advance cash payments or material rights.
The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.
The decrease in the unbilled revenue balance from December 31, 2020 to June 30, 2021 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.
The increase in the deferred revenue balance from December 31, 2020 to June 30, 2021 was primarily due to cash payments received or due in advance of satisfying the Company’s performance obligations for data licensing contracts and bonus ads inventory offered to customers during the period, offset by the delivery of performance obligations and bonus ads inventory.
Remaining Performance Obligations
As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $636.3 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term advertising service arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
	Total	Remainder of 2021	2022	2023 and Thereafter
Revenue expected to be recognized on remaining performance obligations	$636,310	$151,394	$203,966	$280,950

Note 3. Cash, Cash Equivalents and Short-term Investments
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$296,316	$285,002
Money market funds	3,631,105	1,158,927
Corporate notes, commercial paper and certificates of deposit	198,174	544,500
Total cash and cash equivalents	$4,125,595	$1,988,429
Short-term investments:
U.S. government and agency securities	$638,951	$910,259
Corporate notes, commercial paper and certificates of deposit	3,819,096	4,572,394
Marketable equity securities	23,421	1,220
Total short-term investments	$4,481,468	$5,483,873

The contractual maturities of debt securities classified as available-for-sale as of June 30, 2021 were as follows (in thousands):

June 30, 2021
Due within one year	$2,093,244
Due after one year through five years	2,364,803
Total	$4,458,047

The following tables summarize unrealized gains and losses related to available-for-sale debt securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	June 30, 2021
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$639,023	$264	$(336)	$638,951
Corporate notes, commercial paper and certificates of deposit	3,805,960	14,299	(1,163)	3,819,096
Total available-for-sale debt securities classified as short-term investments	$4,444,983	$14,563	$(1,499)	$4,458,047

	December 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$909,092	$1,177	$(10)	$910,259
Corporate notes, commercial paper and certificates of deposit	4,545,687	26,939	(232)	4,572,394
Total available-for-sale debt securities classified as short-term investments	$5,454,779	$28,116	$(242)	$5,482,653
The gross unrealized loss on available-for-sale debt securities in a continuous loss position for 12 months or longer was not material as of June 30, 2021 and December 31, 2020.
The Company evaluates whether the unrealized loss on available-for-sale debt securities is the result of the credit worthiness of the corporate notes it held, or other non-credit-related factors such as liquidity by reviewing a number of factors such as the implied yield of the corporate note based on the market price, the nature of the invested entity's business or industry, market capitalization relative to debt, changes in credit ratings, and the market prices of the corporate notes subsequent to period end. As of June 30, 2021, the gross unrealized loss on available-for-sale debt securities was immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities. The Company has determined that all unrealized losses are temporary. As of June 30, 2021, no allowance for credit losses in short-term investments was recorded.
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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 based on the three-tier fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$3,631,105	$—	$3,631,105
Commercial paper	—	198,174	198,174
Short-term investments:
U.S. government and agency securities	—	638,951	638,951
Corporate notes	—	2,676,023	2,676,023
Commercial paper	—	666,284	666,284
Certificates of deposit	—	476,789	476,789
Marketable equity securities	23,421	—	23,421
Other current assets:
Foreign currency contracts	—	624	624
Total	$3,654,526	$4,656,845	$8,311,371
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$7,566	$7,566
Total	$—	$7,566	$7,566

	December 31, 2020
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$1,158,927	$—	$1,158,927
Corporate notes	—	1,347	1,347
Commercial paper	—	543,153	543,153
Short-term investments:
U.S. government and agency securities	—	910,259	910,259
Corporate notes	—	2,829,521	2,829,521
Commercial paper	—	1,240,670	1,240,670
Certificates of deposit	—	502,203	502,203
Marketable equity securities	1,220	—	1,220
Other current assets:
Foreign currency contracts	—	5,529	5,529
Total	$1,160,147	$6,032,682	$7,192,829
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$1,028	$1,028
Total	$—	$1,028	$1,028

The following table sets forth the estimated fair value of the Company's convertible and senior notes outstanding as of June 30, 2021 based on the three-tier fair value hierarchy (in thousands):

	June 30, 2021
	Level 2	Level 3	Total
$954.0 million in aggregate principal amount of 1.00% convertible senior notes due in 2021 (the 2021 Notes)	973,557	—	973,557
$1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024 (the 2024 Notes)	1,574,925	—	1,574,925
$1.0 billion in aggregate principal amount of 0.375% convertible senior notes due in 2025 (the 2025 Notes)	—	1,703,670	1,703,670
$1.44 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (the 2026 Notes)	1,375,831	—	1,375,831
$700.0 million in aggregate principal amount of 3.875% senior notes due in 2027 (the 2027 Notes)	743,750	—	743,750
Total	4,668,063	1,703,670	6,371,733
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
The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives in other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $621.3 million and $729.8 million as of June 30, 2021 and December 31, 2020, respectively.
The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

	Balance Sheet Location	June 30, 2021	December 31, 2020
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$624	$5,529
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$7,566	$1,028
The Company recognized $5.3 million and $3.2 million of net gains on its foreign currency contracts in the three and six months ended June 30, 2021, respectively. The Company recognized a $0.5 million net gain and an $11.2 million net loss on its foreign currency contracts in the three and six months ended June 30, 2020, respectively.

Note 5. Property and Equipment, Net
The following tables set forth property and equipment, net by type and by geographic area for the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Property and equipment, net
Equipment	$2,060,074	$1,830,459
Furniture and leasehold improvements	385,163	362,766
Capitalized software	868,373	811,371
Construction in progress	595,043	349,935
Total	3,908,653	3,354,531
Less: Accumulated depreciation and amortization	(2,023,863)	(1,860,737)
Property and equipment, net	$1,884,790	$1,493,794

	June 30, 2021	December 31, 2020
Property and equipment, net:
United States	$1,850,334	$1,460,163
International	34,456	33,631
Total property and equipment, net	$1,884,790	$1,493,794

Note 6. Operating Leases
The Company has operating leases primarily for office space and data center facilities. The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $330.5 million and $25.2 million in the six months ended June 30, 2021 and 2020, respectively.
Future lease payments under operating leases and sublease income as of June 30, 2021 were as follows (in thousands):

	Operating Leases	Sublease Income
Year Ending December 31,
Remainder of 2021	$113,313	$(5,461)
2022	275,133	(3,903)
2023	230,473	(2,617)
2024	230,386	(1,633)
2025	225,446	(120)
Thereafter	871,742	—
Total future lease payments (receipts)	1,946,493	$(13,734)
Less: leases not yet commenced	(549,388)
Less: imputed interest	(167,293)
Total operating lease liabilities	$1,229,812
Reconciliation of operating lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, short-term	$203,806
Operating lease liabilities, long-term	1,026,006
Total operating lease liabilities	$1,229,812
There were no other material changes in the Company's operating leases in the three and six months ended June 30, 2021, as compared to the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Note 7. Goodwill and Intangible Assets
The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2020	$1,312,346
Acquisitions	13,893
Other	(1,039)
Balance as of June 30, 2021	$1,325,200
For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded. The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2021:
Patents and developed technologies	$119,862	$(66,672)	$53,190
Other	11,138	(6,815)	4,323
Total	$131,000	$(73,487)	$57,513
December 31, 2020:
Patents and developed technologies	$110,153	$(53,265)	$56,888
Other	1,800	(350)	1,450
Total	$111,953	$(53,615)	$58,338
Amortization expense associated with intangible assets was $11.7 million and $7.6 million for the three months ended June 30, 2021 and 2020, respectively, and $19.8 million and $12.6 million for the six months ended June 30, 2021 and 2020, respectively.
Estimated future amortization expense as of June 30, 2021 is as follows (in thousands):

Remainder of 2021	$17,917
2022	17,369
2023	7,843
2024	6,026
2025	1,863
Thereafter	6,495
Total	$57,513

Note 8. Accrued and Other Current Liabilities
The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation	$194,900	$171,681
Federal Trade Commission accrual (see Note 14)	150,000	150,000
Deferred revenue	104,532	58,976
Accrued professional services	41,111	27,404
Accrued tax liabilities	37,588	40,384
Accrued publisher, content and ad network costs	37,076	42,541
Accrued other	209,895	172,546
Total	$775,102	$663,532

Note 9. Acquisitions and Other Investments
2021 Acquisitions
During the six months ended June 30, 2021, the Company made a number of acquisitions, which were accounted for as business combinations. The total purchase price for these acquisitions was $24.1 million, which was allocated as follows: $9.7 million to developed technologies, $0.5 million to net assets assumed based on their estimated fair value on the acquisition date, and the excess $13.9 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisitions is mainly attributable to assembled workforce, expected synergies and other benefits. $2.1 million of the goodwill is tax deductible. Developed technologies will be amortized on a straight-line basis over their estimated useful lives of up to one year.
The results of operations for these acquisitions have been included in the Company’s consolidated statements of operations since the date of each respective acquisition. Actual and pro forma revenue and results of operations for these acquisitions have not been presented because they do not have a material impact on the consolidated results of operations.
Investments in Privately-Held Companies
The Company makes strategic investments in privately-held companies. The Company evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of June 30, 2021, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. The Company accounts for its investments in privately-held companies either under equity method accounting or by adjusting the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within other assets on the consolidated balance sheets. The Company’s non-marketable equity securities had a combined carrying value of $152.5 million and $85.8 million as of June 30, 2021 and December 31, 2020, respectively.
In the three months ended March 31, 2021, the Company funded $60.0 million of bridge financing in the form of convertible loans to a privately-held company in which it had an existing investment. In April 2021, the Company converted $30.0 million of the $60.0 million of the convertible loans into preferred stock, and sold the remaining $30.0 million of the convertible loans at face value to an unaffiliated third party. As of June 30, 2021, the $30.0 million of the preferred stock is included within other assets on the consolidated balance sheets. In the three and six months ended June 30, 2021, the Company recorded an upward adjustment (unrealized gain) of $36.0 million on its investment in this privately-held company in other income (expense), net in the consolidated statements of operations. The upward adjustment represents the difference between fair value and carrying value of the preferred stock, resulting from observable price changes in orderly transactions for similar investments related to subsequent rounds of financing completed by the privately-held company. The estimated fair value of the preferred stock is determined based on an option pricing model, which represents a Level 3 valuation. The option pricing model allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences. The inputs in the option pricing model are transaction price per share of those similar securities along with time to liquidity and volatility. No upward adjustment was recorded in the three and six months ended June 30, 2020.
The Company periodically evaluates the carrying value of its investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing. No impairment charge was recorded in the three and six months ended June 30, 2021. The Company recorded impairment charges of $0.5 million and $8.5 million in the three and six months ended June 30, 2020, respectively, within other income (expense), net in the consolidated statements of operations.
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
Taken together, the purchase of such convertible note hedges and the sale of such warrants are intended to offset any actual dilution from the conversion of the 2026 Notes and to effectively increase the overall conversion price from $130.03 to $163.02 per share. As these transactions meet certain accounting criteria, such convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with such convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheets as of June 30, 2021.
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
Taken together, the purchase of the convertible note hedges and the sale of warrants in connection with the issuance of the Convertible Notes are intended to offset any actual dilution from the conversion of such notes and to effectively increase the overall conversion price from $77.64 to $105.28 per share, in the case of the 2021 Notes, and from $57.14 to $80.20 per share, in the case of the 2024 Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheets as of June 30, 2021.
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
Convertible Notes and Senior Notes
The Notes consisted of the following (in thousands):

	June 30, 2021
	2021 Notes	2024 Notes	2025 Notes	2026 Notes	2027 Notes
Principal amounts:
Principal	$954,000	$1,150,000	$1,000,000	$1,437,500	$700,000
Unamortized debt discount and issuance costs (1)	(435)	(6,086)	(10,869)	(15,698)	(6,509)
Net carrying amount	$953,565	$1,143,914	$989,131	$1,421,802	$693,491
Carrying amount of the equity component (2)	$—	$—	$—	$—	$—

	December 31, 2020
	2021 Notes	2024 Notes	2025 Notes	2027 Notes
Principal amounts:
Principal	$954,000	$1,150,000	$1,000,000	$700,000
Unamortized debt discount and issuance costs (1)	(36,134)	(160,297)	(113,825)	(7,006)
Net carrying amount	$917,866	$989,703	$886,175	$692,994
Carrying amount of the equity component (2)	$283,283	$254,981	$121,413	$—
(1)Included in the consolidated balance sheets within "convertible notes, short-term"; "convertible notes, long-term"; and "senior notes, long-term", and amortized over the remaining lives of the Notes. The decrease of unamortized debt discount and issuance costs balance as of June 30, 2021 compared to December 31, 2020 was mainly due to the adoption of the new convertible debt standard on January 1, 2021.
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

In the three and six months ended June 30, 2021, the effective interest rate for the 2021 Notes, 2024 Notes, 2025 Notes, and 2027 Notes was 1.00%, 0.25%, 0.375%, and 3.875%, respectively. The 2026 Notes do not bear regular interest. In the three and six months ended June 30, 2020 the effective interest rate for the 2021 Notes, 2024 Notes, 2025 Notes, and 2027 Notes was 6.25%, 4.46%, 2.99%, and 3.875%, respectively. During the three months ended June 30, 2021 and 2020, the Company recognized $2.9 million and $29.1 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest. During the six months ended June 30, 2021 and 2020, the Company recognized $5.1 million and $52.8 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest. The decreases in the effective interest rate and interest expense are due to the elimination of interest expense related to the conversion features of the Convertible Notes as a result of the adoption of the new accounting standard update to simplify the accounting for convertible debt on January 1, 2021. Refer to Note 1 - Summary of Significant Accounting Policies for more detail. During the three months ended June 30, 2021 and 2020, the Company recognized $10.9 million and $10.8 million, respectively, of coupon interest expense. During the six months ended June 30, 2021 and 2020, the Company recognized $21.6 million and $20.8 million, respectively, of coupon interest expense.
As of June 30, 2021, the remaining life of the 2021 Notes, the 2024 Notes, the 2025 Notes, the 2026 Notes, and the 2027 Notes is approximately 2 months, 35 months, 44 months, 56 months, and 77 months, respectively.
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
Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potential dilutive securities. When the convertible notes are dilutive, interest expense, net of tax, is added back to net income attributable to common stockholders to calculate diluted net income per share.
The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic net income (loss) per share:
Numerator
Net income (loss)	$65,649	$(1,378,005)	$133,654	$(1,386,401)
Denominator
Weighted-average common shares outstanding	798,451	787,954	798,061	785,186
Weighted-average restricted stock subject to repurchase	(1,979)	(2,045)	(2,069)	(1,883)
Weighted-average shares used to compute basic net income (loss) per share	796,472	785,909	795,992	783,303
Basic net income (loss) per share attributable to common stockholders	$0.08	$(1.75)	$0.17	$(1.77)
Diluted net income (loss) per share:
Numerator
Net income (loss)	$65,649	$(1,378,005)	$133,654	$(1,386,401)
Interest expense on convertible notes, net of tax	2,852	—	5,242	—
Numerator used to compute diluted net income (loss) per share	68,501	(1,378,005)	138,896	(1,386,401)
Denominator
Number of shares used in basic computation	796,472	785,909	795,992	783,303
Weighted-average effect of dilutive securities:
Convertible notes	55,277	—	55,277	—
RSUs	15,247	—	16,411	—
Stock options	496	—	625	—
Other	1,688	—	2,317	—
Weighted-average shares used to compute diluted net income (loss) per share	869,180	785,909	870,622	783,303
Diluted net income (loss) per share attributable to common stockholders	$0.08	$(1.75)	$0.16	$(1.77)

The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Warrants	43,467	32,412	43,467	32,412
Convertible notes	12,287	—	12,287	—
RSUs	13,119	41,437	14,239	41,437
Shares subject to repurchase and others	2,515	8,135	2,515	8,135
Stock options	3	2,992	3	2,992

Prior to January 1, 2021, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income (loss) per share, if applicable. In the three and six months ended June 30, 2020, the Company’s potential common stock instruments such as stock options, RSUs, shares to be purchased under the 2013 Employee Stock Purchase Plan, shares subject to repurchases, the Convertible Notes and the warrants were not included in the computation of diluted loss per share as the effect of including these shares in the calculation would have been anti-dilutive. On January 1, 2021, the Company adopted the accounting standard update to simplify the accounting for convertible debt instruments. The Company now uses the if-converted method for all Convertible Notes in the diluted net income (loss) per share calculation and includes the effect of potential share settlement for the Convertible Notes, if the effect is more dilutive. In the three and six months ended June 30, 2021, the 2024 Notes, the 2025 Notes and the 2026 Notes were included in the computation of diluted income per share as the effect of including these shares in the calculation is more dilutive. The 2021 Notes were not included in the computation of diluted income per share as the effect of including these shares in the calculation would have been anti-dilutive. The use of the if-converted method increased the number of potentially dilutive shares by 46.1 million and 46.2 million shares in the three and six months ended June 30, 2021, respectively, and had no impact on the diluted income per share amount in the three and six months ended June 30, 2021.
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
Share Repurchases
In March 2020, the Company's Board of Directors authorized a program to repurchase up to $2.0 billion of the Company's common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and may be suspended at any time at the Company’s discretion. In the three and six months ended June 30, 2021, the Company repurchased 5.9 million and 8.6 million shares for an aggregate amount of $333.8 million and $495.4 million, respectively. The repurchases include 77,000 shares for $5.3 million that were not settled as of June 30, 2021 and that are presented as treasury stock on the consolidated balance sheets as of such date.
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
During the three and six months ended June 30, 2021, employees purchased an aggregate of 1.5 million shares under the ESPP at a weighted-average price of $25.69 per share. During the three and six months ended June 30, 2020, employees purchased an aggregate of 1.4 million shares under the ESPP at a weighted-average price of $24.65 per share.

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
The Company had 1.6 million and 2.0 million shares of unvested restricted common stock as of June 30, 2021 and December 31, 2020, respectively. The Company's restricted common stock activity was not material during the six months ended June 30, 2021.
Stock Option Activity
The Company had 0.9 million and 1.4 million shares of stock options outstanding as of June 30, 2021 and December 31, 2020, respectively. The Company’s stock option activity was not material during the six months ended June 30, 2021.
Performance Restricted Stock Units Activity
The Company grants restricted stock units to certain of its executive officers periodically that vest based on the Company’s attainment of the annual financial performance goals and the executives’ continued employment through the vesting date (PRSUs). These PRSUs are granted when the annual performance targets are set and the awards are approved by the Compensation Committee of the Board of Directors, generally in the first half of each financial year. The Company granted PRSUs with a vesting period of one year prior to 2020, and three years since 2020.
The following table summarizes the activity related to the Company’s PRSUs for the six months ended June 30, 2021 (in thousands, except per share data):

	PRSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2020	729	$27.77
Granted (100% target level)	348	$71.22
Unearned performance shares canceled related to 2020 grants	(365)	$27.77
Vested (50% target level for 2020 performance period)	(121)	$27.77
Unvested and outstanding at June 30, 2021	591	$53.34

The total fair value of PRSUs vested during the six months ended June 30, 2021 and 2020 was $9.4 million and $22.7 million, respectively.
The Company also grants restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index over a performance period of two or three calendar years and the executives’ continued employment through the vesting date (TSR RSUs). The Company granted TSR RSUs with a vesting period of two years prior to 2020, and three years since 2020.
The following table summarizes the activity related to the Company’s TSR RSUs for the six months ended June 30, 2021 (in thousands, except per share data):

	TSR RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2020	917	$30.90
Granted (100% target level)	232	$98.28
Unearned performance shares canceled related to 2019 grants	(207)	$30.60
Vested (52% target level for 2019-2020 performance period)	(224)	$30.60
Unvested and outstanding at June 30, 2021	718	$52.82

The total fair value of TSR RSUs vested during the six months ended June 30, 2021 and 2020 was $17.2 million and $13.4 million, respectively.

RSU Activity
The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs and TSR RSUs, for the six months ended June 30, 2021. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2020	36,611	$32.28
Granted	16,047	$64.11
Vested	(8,302)	$33.23
Canceled	(2,669)	$35.89
Unvested and outstanding at June 30, 2021	41,687	$44.12

The total fair value of RSUs vested during the three months ended June 30, 2021 and 2020 was $241.8 million and $112.0 million, respectively. The total fair value of RSUs vested during six months ended June 30, 2021 and 2020 was $462.5 million and $215.9 million, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$13,120	$8,996	$21,852	$14,752
Research and development	103,312	77,988	168,468	138,575
Sales and marketing	36,371	29,183	57,542	48,022
General and administrative	25,399	16,709	41,213	29,430
Total stock-based compensation expense	$178,202	$132,876	$289,075	$230,779
The Company capitalized $27.0 million and $10.8 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended June 30, 2021 and 2020, respectively, and $41.5 million and $18.9 million in the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, there was $1.82 billion of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 3.0 years. The Company accounts for forfeitures as they occur.
Note 13. Income Taxes
The Company’s tax provision or benefit for income taxes for interim periods has generally been determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, the accounting guidance permits the use of the actual effective tax rate for the year-to-date period. In the three and six months ended June 30, 2021, the Company used this approach because it was unable to reasonably estimate its annual effective tax rate due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.
The Company recorded a provision for income taxes of $15.7 million and a benefit from income taxes of $2.4 million for the three and six months ended June 30, 2021, respectively. The Company recorded a provision for income taxes of $1.09 billion and $1.08 billion for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2020, the provision for income taxes consisted of a provision for income taxes related to the establishment of a valuation allowance against deferred tax assets of $1.10 billion of a foreign subsidiary, which was offset by income tax benefits of $12.5 million and $19.6 million, respectively. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance establishment in the three months ended June 30, 2020, foreign tax rate differences, tax deductions for stock-based compensation, and research and development credits.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2020, the Company concluded that the deferred tax assets in a foreign subsidiary were not more-likely-than-not to be realized and recorded a full valuation allowance against such deferred tax assets in the approximate amount of $1.10 billion. As of June 30, 2021, there have been no changes to the Company's conclusion.

As of June 30, 2021, the Company had $936.1 million of deferred tax assets for which it has not established a valuation allowance, related to the U.S. federal, states other than Massachusetts and California, and certain international subsidiaries. The Company completed its reassessment of the ability to realize these assets and concluded that a valuation allowance was not required.
As of June 30, 2021, the Company had $375.5 million of unrecognized tax benefits, of which $291.2 million could result in a reduction of the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation allowance recorded for California and Massachusetts deferred tax assets.
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
Note 14. Commitments and Contingencies
Credit Facility
The Company has a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. In March 2021, the Company entered into an amendment to the revolving credit agreement to increase the amount of indebtedness the Company may incur from $4.5 billion to $6.0 billion and to permit the convertible note issuance and hedge transactions associated with the 2026 Notes. As of June 30, 2021, no amounts had been drawn under the credit facility.
Contractual Obligations
The Company's principal commitments consist of obligations under the Notes (including principal and coupon interest), operating and finance leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments.
During the six months ended June 30, 2021, the Company issued $1.44 billion in aggregate principal amount of the 2026 Notes. As of June 30, 2021, the Company's contractual obligation to settle commitments related to the 2026 Notes is $1.44 billion for the year ended December 31, 2026.
Other than as described above, there were no material changes outside the Company's normal course of business in its commitments under contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Legal Proceedings
Beginning in September 2016, multiple putative class actions and derivative actions were filed in state and federal courts in the United States against the Company and the Company’s directors and/or certain former officers alleging that false and misleading statements, made in 2015, are in violation of securities laws and breached fiduciary duty. The putative class actions were consolidated in the U.S. District Court for the Northern District of California. On October 16, 2017, the court granted in part and denied in part the Company’s motion to dismiss. On July 17, 2018, the court granted plaintiffs' motion for class certification in the consolidated securities action. In January 2021, the Company entered into a binding agreement to settle the pending shareholder derivative lawsuits. The proposed settlement resolves all claims asserted against the Company and the other named defendants in the derivative lawsuits without any liability or wrongdoing attributed to them personally or the Company. Under the terms of the proposed settlement, the Company's board of directors will adopt and implement certain corporate governance modifications. In addition, the Company will receive $38.0 million of insurance proceeds to be used for general corporate purposes. The settlement will not require the Company to make any payment, aside from covering certain administrative costs related to the settlement. The settlement agreement is subject to final approval by the Court of Chancery of the State of Delaware, which is scheduled for July 27, 2021. The shareholder class action remains pending and is scheduled for trial on September 20, 2021.
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

On July 28, 2020, the Company received a draft complaint from the Federal Trade Commission (FTC) alleging violations of the Company’s 2011 consent order with the FTC and the Federal Trade Commission Act. The allegations relate to the Company’s use of phone number and/or email address data provided for safety and security purposes for targeted advertising during periods between 2013 and 2019. The Company estimates that the range of probable loss in this matter is $150.0 million to $250.0 million and recorded an accrual of $150.0 million in the three months ended June 30, 2020. The accrual is included in accrued and other current liabilities in the consolidated balance sheets as of June 30, 2021. The matter remains unresolved, and there can be no assurance as to the timing or the terms of any final outcome.
On January 15, 2021, a derivative action was filed in the Delaware Chancery Court against certain directors of the Company alleging that the directors violated their fiduciary duties in deciding to enter into the Cooperation Agreement with certain affiliates of Elliott Management Corporation, to enter into the Investment Agreement with an affiliate of Silver Lake Partners, and to authorize a program to repurchase up to $2.0 billion of the Company's common stock. The Company and the directors dispute the claims and intend to defend the lawsuit vigorously. The defendants moved to dismiss the complaint on March 19, 2021 and a hearing on the motion to dismiss is scheduled for September 10, 2021.
On February 22, 2021, a derivative action was filed in the Delaware Chancery Court against Jack Dorsey alleging that Mr. Dorsey violated his fiduciary duties relating to various alleged privacy and cybersecurity issues. The Company and Mr. Dorsey dispute the claims and intend to defend the lawsuit vigorously.
The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform or the Company's actions related thereto, intellectual property, privacy, data protection, consumer protection, securities, employment, and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred.
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
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of June 30, 2021 and December 31, 2020.

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
Highlights of Quarterly Results
Revenue for the three months ended June 30, 2021 totaled $1.19 billion, an increase of 74% year over year.
•Advertising revenue totaled $1.05 billion, an increase of 87% year over year.
•Data licensing and other revenue totaled $137.0 million, an increase of 13% year over year.
•U.S. revenue totaled $653.1 million, an increase of 79% year over year.
•International revenue totaled $537.4 million, an increase of 69% year over year.
•Total ad engagements increased 32% year over year.
•Cost per engagement increased 42% year over year.
Net income was $65.6 million for the three months ended June 30, 2021 compared to net loss of $1.38 billion for the three months ended June 30, 2020, which was inclusive of a $1.10 billion provision for income taxes related to the establishment of a valuation allowance against deferred tax assets.
Income from operations was $30.3 million, or 3% of total revenue, for the three months ended June 30, 2021, compared to loss from operations of $273.9 million, or 40% of total revenue, for the three months ended June 30, 2020. Loss from operations in the three months ended June 30, 2020 includes a non-recurring expense of $150.0 million related to an ongoing FTC matter.
Cash, cash equivalents and short-term investments in marketable securities totaled $8.61 billion as of June 30, 2021.
Average monetizable daily active usage (mDAU) for the three months ended June 30, 2021 was 206 million, an increase of 11% year over year.
Overview
The COVID-19 pandemic has resulted in public health responses including travel bans, restrictions, social distancing requirements, and shelter-in-place orders, which have impacted our business, operations, and financial performance in different ways. As a result of the COVID-19 pandemic, we experienced a reduction in advertiser demand in the first half of 2020. In the second half of 2020 and the first half of 2021, advertisers around the world increased their investment on Twitter. We saw continued momentum across key markets around the world, driven by revenue product improvements, strong sales execution, and increased advertiser demand for digital ads in general. The ongoing impact of the COVID-19 pandemic on our business and on global economic activity continues to evolve and may again in the future adversely affect our business, operations and financial results.
Given our execution and confidence in our strategy, as we enter the second half of the year, we are updating our outlook for expense growth and revenue. We now expect headcount, along with total costs and expenses to grow 30% or more on a year-over-year basis for the full year of 2021 with a focus on engineering and product. In addition, Apple has released its changes related to its App Tracking Transparency policy, which has affected and may continue to affect our ability to deliver targeted advertising and measurement to advertisers on our platform, thereby impacting our advertising revenue. We have taken action to adapt to and mitigate the impact of these changes in compliance with Apple's rules, and we will continue to evolve our approach as we understand more and the ecosystem adapts to these changes. We continue to expect total revenue to grow faster than expenses in 2021, assuming the COVID-19 pandemic continues to improve and that we continue to see modest impact from the rollout of Apple's App Tracking Transparency policy. How much faster will depend on various factors, including our execution on our direct response roadmap and macroeconomic factors.
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
In the three months ended June 30, 2021, we had 206 million average mDAU, which represents an increase of 11% from the three months ended June 30, 2020. The increase was driven by ongoing product improvements and global conversation around current events. In the three months ended June 30, 2021, we had 37 million average mDAU in the United States and 169 million average mDAU in the rest of the world, which represent increases of 3% and 12%, respectively, from the three months ended June 30, 2020.
Looking ahead, the significant COVID-19-related surge we saw last year creates challenging comparisons, and may lead to mDAU growth rates in the low double digits on a year-over-year basis in the third and fourth quarter of 2021, with the low point of the year likely behind us in the second quarter of 2021.
For additional information on how we calculate changes in mDAU and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monetizable Daily Active Usage: Worldwide
(quarterly average in millions)*
220
200
180
160
140
120
100
145
152
166
186
187
192
199
206
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021

Monetizable Daily Active Usage: United States
(quarterly average in millions)
40
30
20
30
31
33
36
36
37
38
37
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021

Monetizable Daily Active Usage:
International
(quarterly average in millions)
180
160
140
120
100
115
121
133
150
152
155
162
169
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021

* Please note the sum of average mDAU in the United States and average mDAU in the rest of the world may not equal total average mDAU indicated due to rounding.

Changes in Ad Engagements and Changes in Cost per Ad Engagement. We define an ad engagement as an interaction with one of our pay-for-performance advertising products. Ad engagements with our advertising products are based on the completion of an objective set out by an advertiser such as expanding, Retweeting, liking or replying to a Promoted Ad (previously branded as Promoted Tweet), viewing an embedded video, downloading or engaging with a promoted mobile application, clicking on a website link, signing up for marketing emails from advertisers, following the account that Tweets a Promoted Ad, or completing a transaction on an external website. We believe changes in ad engagements is one way to measure engagement with our advertising products. Cost per ad engagement is an output of our ads auction process, and will vary from one period to another based on geographic performance, auction dynamics, the strength of demand for various ad formats, and campaign objectives.
In the three months ended June 30, 2021, ad engagements increased 32% from the three months ended June 30, 2020, due to our growing audience and increased demand for ads on a year-over-year basis. In the three months ended June 30, 2021, cost per ad engagement increased by 42% compared to the three months ended June 30, 2020, primarily driven by like-for-like price increases across most ad formats due to the impact of the COVID-19 pandemic last year.

Ad Engagement Year-over-Year Change
(% Change)
23%
29%
25%
3%
27%
35%
11%
32%
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021

Cost Per Ad Engagement Year-over-Year Change
(% Change)
-12%
-13%
-19%
-25%
-9%
-3%
19%
42%
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021

Results of Operations
The following tables set forth our consolidated statements of operations data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Advertising services	$1,053,411	$561,994	$1,952,251	$1,244,186
Data licensing and other	137,016	121,444	274,194	246,889
Total revenue	1,190,427	683,438	2,226,445	1,491,075
Costs and expenses (1)
Cost of revenue	416,932	288,039	797,940	572,076
Research and development	299,859	215,806	550,568	416,194
Sales and marketing	301,902	207,286	536,494	428,573
General and administrative	141,482	246,237	259,009	355,605
Total costs and expenses	1,160,175	957,368	2,144,011	1,772,448
Income (loss) from operations	30,252	(273,930)	82,434	(281,373)
Interest expense	(13,893)	(39,828)	(27,078)	(73,098)
Interest income	9,202	25,013	20,203	57,910
Other income (expense), net	55,739	(361)	55,745	(8,080)
Income (loss) before income taxes	81,300	(289,106)	131,304	(304,641)
Provision (benefit) for income taxes	15,651	1,088,899	(2,350)	1,081,760
Net income (loss)	$65,649	$(1,378,005)	$133,654	$(1,386,401)
(1)Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$13,120	$8,996	$21,852	$14,752
Research and development	103,312	77,988	168,468	138,575
Sales and marketing	36,371	29,183	57,542	48,022
General and administrative	25,399	16,709	41,213	29,430
Total stock-based compensation expense	$178,202	$132,876	$289,075	$230,779

The following table sets forth our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Advertising services	88%	82%	88%	83%
Data licensing and other	12	18	12	17
Total revenue	100	100	100	100
Costs and expenses
Cost of revenue	35	42	36	38
Research and development	25	32	25	28
Sales and marketing	25	30	24	29
General and administrative	12	36	12	24
Total costs and expenses	97	140	96	119
Income (loss) from operations	3	(40)	4	(19)
Interest expense	(1)	(6)	(1)	(5)
Interest income	1	4	1	4
Other income (expense), net	5	—	3	(1)
Income (loss) before income taxes	7	(42)	6	(20)
Provision (benefit) for income taxes	1	159	—	73
Net income (loss)	6%	(202)%	6%	(93)%
Revenue
We generate the substantial majority of our revenue from the sale of advertising services. We also generate revenue by licensing our data to third parties and providing mobile advertising exchange services.
Advertising Services
We generate most of our advertising revenue by selling our Promoted Products. Currently, our Promoted Products consist of the following:
•Promoted Ads and Twitter Amplify. Promoted Ads, which are labeled as “promoted,” appear within a timeline, search results or profile pages just like an ordinary Tweet regardless of device, whether it be desktop or mobile. Using our proprietary algorithms and understanding of the interests of each account, we can deliver Promoted Ads that are intended to be relevant to a particular account. We enable our advertisers to target an audience based on an individual account’s interest graph. Our Promoted Ads are pay-for-performance or pay-for-impression delivered advertising that are priced through an auction. Our Promoted Ads include objective-based features that allow advertisers to pay only for the types of engagement selected by the advertisers, such as Tweet engagements (e.g., Retweets, replies and likes), website clicks, mobile application installs or engagements, obtaining new followers, or video views.
•Follower Ads. Follower Ads (previously branded as Promoted Accounts), which are labeled as “promoted,” provide a way for our advertisers to build and grow an audience that is interested in their business, product or service. Our Follower Ads are pay-for-performance advertising priced through an auction.
•Twitter Takeover. Twitter Takeover (previously branded as Promoted Trends), which are labeled as “promoted,” appear at the top of the list of trending topics or timeline for an entire day in a particular country or on a global basis. We sell our Twitter Takeover on a fixed-fee-per-day basis.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Advertising services	$1,053,411	$561,994	87%	$1,952,251	$1,244,186	57%
Data licensing and other	137,016	121,444	13%	274,194	246,889	11%
Total revenue	$1,190,427	$683,438	74%	$2,226,445	$1,491,075	49%
Revenue in the three and six months ended June 30, 2021 increased by $507.0 million or 74% and $735.4 million or 49%, respectively, compared to the three and six months ended June 30, 2020.
Advertising revenue in the three and six months ended June 30, 2021 increased by $491.4 million or 87% and $708.1 million or 57%, respectively, compared to the three and six months ended June 30, 2020. The increase in advertising revenue in the three and six months ended June 30, 2021 as compared to the prior year was driven by revenue product improvements, strong sales execution and a broad increase in advertiser demand, as we continued to improve our brand and direct response ad products, with updated formats, measurement, and prediction, as well as the decrease in global advertising spend in the same periods in 2020 due to the COVID-19 pandemic and U.S. civil unrest.
The increase in advertising revenue in the three and six months ended June 30, 2021 was attributable to increases in the number of ad engagements of 32% and 21%, respectively, and increases in cost per ad engagement of 42% and 30%, respectively, compared to the same periods in 2020. The increase in the number of ad engagements was due to our growing audience and increased demand for ads on a year-over-year basis. The increase in cost per ad engagement was primarily driven by like-for-like price increases across most ad formats due to the impact of the COVID-19 pandemic last year.
Looking ahead, we will continue to invest in revenue products as we work to improve our ad formats to deliver increased value to advertisers around the world. As our mDAU grows, we believe the potential to increase our revenue grows.
In the three and six months ended June 30, 2021, data licensing and other revenue increased by 13% and 11% compared to the three and six months ended June 30, 2020. The increase was attributable to an increase in mobile ad exchange revenue and the timing of revenue recognition for our Twitter Developer Platform (formerly Developer and Enterprise Solutions). We continue to expect mid-single digit growth in data licensing and other revenue in 2021 after a significant renewal cycle last year for many of our largest data licensing customers.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Cost of revenue	$416,932	$288,039	45%	$797,940	$572,076	39%
Cost of revenue as a percentage of revenue	35%	42%		36%	38%
In the three months ended June 30, 2021, cost of revenue increased by $128.9 million compared to the three months ended June 30, 2020. The increase was attributable to an $89.5 million increase in other direct costs, primarily driven by an increase in revenue share expenses and personnel-related costs mainly driven by an increase in employee headcount, and a $39.4 million increase in infrastructure costs.

In the six months ended June 30, 2021, cost of revenue increased by $225.9 million compared to the six months ended June 30, 2020. The increase was attributable to a $150.3 million increase in other direct costs, primarily driven by an increase in revenue share expenses, TAC and personnel-related costs mainly driven by an increase in employee headcount, and a $75.6 million increase in infrastructure costs.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Research and development	$299,859	$215,806	39%	$550,568	$416,194	32%
Research and development as a percentage of revenue	25%	32%		25%	28%
In the three months ended June 30, 2021, research and development expenses increased by $84.1 million compared to the three months ended June 30, 2020. The increase was attributable to a $105.7 million increase in personnel-related costs mainly driven by an increase in employee headcount as we continue to focus investments in engineering, product, design, and research, and a $28.8 million net increase in facilities costs and other administrative expenses, offset by a $50.4 million increase in the capitalization of costs associated with developing software for internal use.
In the six months ended June 30, 2021, research and development expenses increased by $134.4 million compared to the six months ended June 30, 2020. The increase was attributable to a $169.4 million increase in personnel-related costs mainly driven by an increase in employee headcount as we continue to focus investments in engineering, product, design, and research, and a $41.0 million net increase in facilities costs and other administrative expenses, offset by a $76.0 million increase in the capitalization of costs associated with developing software for internal use.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Sales and marketing	$301,902	$207,286	46%	$536,494	$428,573	25%
Sales and marketing as a percentage of revenue	25%	30%		24%	29%
In the three months ended June 30, 2021, sales and marketing expenses increased by $94.6 million compared to the three months ended June 30, 2020. The increase was attributable to a $41.8 million increase in sales related expenses due to higher revenue as well as in marketing expenses, a $32.4 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $20.4 million increase in facilities costs and other administrative expenses.
In the six months ended June 30, 2021, sales and marketing expenses increased by $107.9 million compared to the six months ended June 30, 2020. The increase was attributable to a $46.9 million increase in sales related expenses due to higher revenue as well as in marketing expenses, a $45.6 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $15.4 million increase in facilities costs and other administrative expenses.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
General and administrative	$141,482	$246,237	(43)%	$259,009	$355,605	(27)%
General and administrative as a percentage of revenue	12%	36%		12%	24%
In the three months ended June 30, 2021, general and administrative expenses decreased by $104.8 million compared to the three months ended June 30, 2020. The decrease was attributable to the absence of a $150.0 million legal expense related to an ongoing FTC matter recorded in the second quarter of 2020 and a net decrease of $14.3 million in facilities costs and other administrative expenses, offset by a $59.5 million increase in personnel-related costs, mainly driven by an increase in employee headcount, and professional service fees.
In the six months ended June 30, 2021, general and administrative expenses decreased by $96.6 million compared to the six months ended June 30, 2020. The decrease was attributable to the absence of a $150.0 million legal expense related to an ongoing FTC matter recorded in the second quarter of 2020 and a net decrease of $26.7 million in facilities costs and other administrative expenses, offset by an $80.1 million increase in personnel-related costs, mainly driven by an increase in employee headcount, and professional service fees.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Interest expense	$13,893	$39,828	(65)%	$27,078	$73,098	(63)%
In the three and six months ended June 30, 2021, interest expense decreased by $25.9 million and $46.0 million compared to the three and six months ended June 30, 2020, respectively. The decreases were primarily attributable to our adoption of the accounting standard update to simplify the accounting for convertible debt on January 1, 2021. Interest expense is estimated to decrease by approximately $100.0 million during the year ending December 31, 2021 due to the adoption of the new convertible debt accounting standard on January 1, 2021.
Interest Income
Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Interest income	$9,202	$25,013	(63)%	$20,203	$57,910	(65)%

In the three and six months ended June 30, 2021, interest income decreased by $15.8 million and $37.7 million compared to the three and six months ended June 30, 2020, respectively. The decreases were primarily attributable to lower interest rates.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Other income (expense), net	$55,739	$(361)	$55,745	$(8,080)
In the three and six months ended June 30, 2021, other income, net was $55.7 million, compared to other expense, net, of $0.4 million and $8.1 million in the three and six months ended June 30, 2020, respectively. The change was primarily attributable to a $51.9 million gain on investments in privately-held companies in the three and six months ended June 30, 2021, compared to impairment charges of $0.5 million and $8.5 million on investments in privately-held companies in the three and six months ended June 30, 2020, respectively.
Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. Our provision (benefit) for income taxes for interim periods has generally been determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, the accounting guidance permits the use of the actual effective tax rate for the year-to-date period. In the three and six months ended June 30, 2021, we used this approach because we were unable to reasonably estimate our annual effective tax rate due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$15,651	$1,088,899	$(2,350)	$1,081,760
We recorded a provision for income taxes of $15.7 million and a benefit from income taxes of $2.4 million for the three and six months ended June 30, 2021, respectively. We recorded a provision for income taxes of $1.09 billion and $1.08 billion for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2020, the provision for income taxes consisted of a provision for income taxes related to the establishment of a valuation allowance against deferred tax assets of $1.10 billion of a foreign subsidiary, which was offset by income tax benefits of $12.5 million and $19.6 million, respectively. The change in income taxes was primarily due to the valuation allowance establishment in the three months ended June 30, 2020, foreign tax rate differences, tax deductions for stock-based compensation, and research and development credits.
We reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2020, we concluded that the deferred tax assets in a foreign subsidiary are not more-likely-than-not to be realized and recorded a full valuation allowance against such deferred tax assets in the approximate amount of $1.10 billion. As of June 30, 2021, there have been no changes to our conclusion.
As of June 30, 2021, we had $936.1 million of deferred tax assets for which we have not established a valuation allowance, related to the U.S. federal, states other than Massachusetts and California, and certain international subsidiaries. We completed our reassessment of the ability to realize these assets and concluded that a valuation allowance was not required.
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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net income (loss)	$133,654	$(1,386,401)
Net cash provided by operating activities	$772,151	$447,783
Net cash provided by (used in) investing activities	$470,577	$(112,813)
Net cash provided by financing activities	$898,497	$989,082
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
In March 2020, our Board of Directors authorized a program to repurchase up to $2.0 billion of our common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock and may be suspended at any time at our discretion. In the three and six months ended June 30, 2021, we repurchased 5.9 million and 8.6 million shares for an aggregate amount of $333.8 million and $495.4 million, respectively. The repurchases include 77,000 shares for $5.3 million that were not settled as of June 30, 2021 and that are presented as treasury stock on the consolidated balance sheets as of such date.
As of June 30, 2021, we had $8.61 billion of cash, cash equivalents and short-term investments in marketable securities, of which $279.5 million was held by our foreign subsidiaries. We do not plan to indefinitely reinvest these funds held by our foreign subsidiaries and have accrued the incremental taxes due as part of repatriation. We believe that our existing cash, cash equivalents and short-term investment balances, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months, and to repay the $954.0 million principal associated with our 2021 Notes due in September 2021.
Credit Facility
We have a revolving credit agreement with certain lenders which provides for a $500.0 million revolving unsecured credit facility maturing on August 7, 2023. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. In March 2021, we entered into an amendment to the revolving credit agreement to increase the amount of indebtedness we may incur from $4.5 billion to $6.0 billion and to permit the convertible note issuance and hedge transactions associated with the 2026 Notes. As of June 30, 2021, no amounts had been drawn under the credit facility.
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
Cash provided by operating activities in the six months ended June 30, 2021 was $772.2 million, an increase of $324.4 million compared to the six months ended June 30, 2020. Cash provided by operating activities was driven by net income of $133.7 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $481.9 million, including $289.1 million of stock-based compensation expense and $265.9 million of depreciation and amortization expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $156.6 million.
Cash provided by operating activities in the six months ended June 30, 2020 was $447.8 million. Cash provided by operating activities was driven by net loss of $1.39 billion, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $1.62 billion, of which $1.10 billion was due to a provision for income taxes related to the establishment of a valuation allowance against deferred tax assets, $244.5 million was related to depreciation and amortization expense, and $230.8 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $214.7 million.

Investing Activities
Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.
Cash provided by investing activities in the six months ended June 30, 2021 was $470.6 million, compared to cash used in investing activities of $112.8 million in the six months ended June 30, 2020. The change was primarily due to a $957.1 million decrease in purchases of marketable securities, a $234.1 million increase in proceeds from sales of marketable securities, an $11.3 million decrease in cash used in business combinations, a $2.8 million decrease in cash used in other investing activities, and a $0.9 million increase in proceeds from sales of property and equipment, offset by a $396.6 million decrease in proceeds from maturities of marketable securities, a $173.3 million increase in purchases of property and equipment, a $30.2 million increase in purchases of investments in privately-held companies, and $22.7 million of investments in the Finance Justice Fund, a socially responsible investment that aims to bring capital from corporate and philanthropic partners to individuals and communities in America most underestimated by mainstream finance, in the six months ended June 30, 2021.
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
Cash provided by financing activities in the six months ended June 30, 2021 was $898.5 million, a decrease of $90.6 million compared to the six months ended June 30, 2020. The decrease was primarily due to $495.4 million of repurchases of common stock in the six months ended June 30, 2021 and a $0.9 million increase in tax payments related to net share settlements of equity awards, offset by $1.42 billion of net proceeds from the issuance of the 2026 Notes net of issuance costs, which was reduced by a net cash outflow of $52.3 million for the purchase of convertible note hedges and sale of warrants entered into in connection with the issuance of the 2026 Notes in the six months ended June 30, 2021, compared to $985.3 million of net proceeds from the issuance of the 2025 Notes net of issuance costs in the six months ended June 30, 2020, a $15.9 million decrease in payments of finance lease obligations, a $5.1 million increase in proceeds from the issuance of shares of stock from the ESPP, and a $1.6 million increase in proceeds from option exercises.
Contractual Obligations
Our principal commitments consist of obligations under the Notes (including principal and coupon interest), finance and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. Refer to Note 14 – Commitments and Contingencies for more details.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2021.
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
A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of June 30, 2021, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $40.6 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.
As of June 30, 2021, we had $4.54 billion aggregate principal amount of Convertible Notes outstanding and $700.0 million aggregate principal amount of 2027 Notes outstanding. We carry the Notes at face value less amortized discount on the consolidated balance sheets. Since the 2021 Notes, 2024 Notes, 2025 Notes, and 2027 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.
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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three and six months ended June 30, 2021 and 2020. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollar would have resulted in a gain or loss of approximately $6.8 million as of June 30, 2021.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
We are currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform or our actions related thereto, intellectual property, privacy, data protection, consumer protection, securities, employment, and contractual rights. Legal risk may be enhanced in jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear, and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary, among other things, to defend ourselves, and the people on Twitter or to establish our rights. For information regarding legal proceedings in which we are involved, see “Legal Proceedings” in Note 14 of the accompanying notes to our consolidated financial statements, which is incorporated herein by reference.
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
•our international operations;
•the impact of the COVID-19 pandemic and responsive measures;
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
Our mDAU and their level of engagement with advertising are critical to our success and our long-term financial performance will continue to be significantly determined by our success in increasing the growth rate of our mDAU as well as the number of ad engagements. Our mDAU growth rate has fluctuated over time, and it may slow or decline in general or in certain geographies or among certain groups. To the extent our mDAU growth rate slows or the absolute number of mDAU declines, our revenue growth will become dependent on our ability to increase levels of engagement on Twitter, generate advertiser demand, and increase revenue growth from third-party publishers’ websites and applications, data licensing and other offerings. We generate a substantial majority of our revenue based upon engagement with the ads that we display. A number of factors have affected and could potentially negatively affect mDAU growth and engagement, including if:
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
•there is a decrease in the perceived quality, usefulness, trustworthiness or relevance of the content generated by people on Twitter or by our content partners;
•the actions we take to better foster a healthy conversation or to improve relevancy negatively impact, or are perceived to negatively impact, people’s experiences on the platform;
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
We have made certain projections regarding our mDAU growth. If we are unable to achieve these projections, or to generally increase our mDAU or engagement, or if these metrics decline, our products and services could be less attractive to people on Twitter, as well as to advertisers, content partners and platform partners, which would have a material and adverse impact on our business, financial condition and operating results.
We generate the substantial majority of our revenue from advertising. The loss of advertising revenue could harm our business.
The substantial majority of our revenue is currently generated from third parties advertising on Twitter. We generate substantially all of our advertising revenue through the sale of our Promoted Products: Promoted Ads, Twitter Amplify, Follower Ads and Twitter Takeover. As is common in our industry, our advertisers do not have long-term advertising commitments with us.
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
Changes to operating systems’ practices and policies, such as Apple’s changes related to its App Tracking Transparency policy, have reduced and may continue to reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners or harm our ability to target advertising. These limitations have affected and may continue to adversely affect both our and our advertisers' ability to effectively target advertisements and measure their performance, thereby reducing the demand and pricing for our advertising products and harming our business. The impact of these changes on the overall mobile advertising ecosystem, our business, and the developers, partners, and advertisers in the ecosystem are evolving and their ultimate impact is not yet clear. Over time, personalization rates will impact our ability to grow our performance advertising business. Advertisers also may choose to use our free products and services instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense, and our advertising revenue could be further impacted by escalating competition for digital ad spending.
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
We face significant competition for advertiser spend. We compete against online and mobile businesses and traditional media outlets, such as television, radio and print, for advertising budgets. We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google Ad Manager, Google AdMob, PubMatic, Magnite, AppLovin, and IronSource, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. In order to grow our revenue and improve our operating results, we must increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets.

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
We believe that our long-term success depends on our ability to improve the health of the public conversation on Twitter. We have made this one of our top priorities and have focused our efforts on improving the quality of that conversation, including by devoting substantial internal resources to our strategy. These efforts include the reduction of abuse, harassment, spam, manipulation and malicious automation on the platform, as well as a focus on improving information quality (including information around elections and the COVID-19 pandemic), and the health of conversation on Twitter. Some of the health initiatives that we have implemented as part of our ongoing commitment to a healthy public conversation have negatively impacted, and may in the future negatively impact, our publicly reported metrics in a few ways.
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
Second, we are also making active decisions to prioritize certain health-related initiatives over other near-term product improvements that may drive more usage of Twitter as a daily utility. These decisions may not be consistent with the short-term expectations of our advertising customers or investors and may not produce the long-term benefits that we expect, in which case our mDAU growth and engagement, our relationships with advertisers and our business and operating results could be harmed.
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
Additionally, we and our executive leadership receive a high degree of media coverage around the world. Negative publicity about our company or executives, including about the quality and reliability of our products or of content shared on our platform, changes to our products, policies and services, our privacy, data protection, policy enforcement and security practices (including actions taken or not taken with respect to certain accounts or reports regarding government surveillance or compliance with government legal requests), litigation, regulatory activity, the actions of certain accounts (including actions taken by prominent accounts on our platform or the dissemination of information that may be viewed as misleading or manipulative), even if inaccurate, could adversely affect our reputation. Such negative publicity and reputational harm could adversely affect mDAU and their confidence in and loyalty to our platform and could result in decreased revenue or increased costs to reestablish our brand, which would adversely impact our business, financial condition and operating results.
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

We also believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. We allow our employees to work where they feel most productive, whether that is working full-time from home, from a Twitter office or splitting their time between their home and a Twitter office. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts as well as our culture, employee morale, productivity and retention could suffer, and our business and operating results would be adversely impacted.
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
Our release of new products, product features and services on mobile devices is dependent upon and can be impacted by digital storefront operators, such as the Apple App Store and Google Play Store review teams, which decide what guidelines applications must operate under and how to enforce such guidelines. Such review processes can be difficult to predict and certain decisions may harm our business. Additionally, changes to operating systems’ practices and policies, such as Apple’s changes related to its App Tracking Transparency policy, have reduced and may continue to reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners or our ability to target advertising. These limitations have affected and may continue to adversely affect both our and our advertisers' ability to effectively target advertisements and measure their performance, thereby reducing the demand and pricing for our advertising products and harming our business.

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
Our products and services involve the storage and transmission of people's and advertisers’ information, and security incidents, including those caused by unintentional errors and those intentionally caused by third parties, may expose us to a risk of loss of this information, litigation, increased security costs and potential liability. We and our third-party service providers experience cyber-attacks of varying degrees on a regular basis. We expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those that our third-party suppliers and service providers may suffer, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. In particular, the COVID-19 pandemic has increased the opportunities available to criminals, as more companies and individuals work online, and as such, the risk of a cybersecurity incident potentially occurring has increased. We cannot provide assurances that our preventative efforts will be successful. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, people on Twitter and our advertisers may be harmed, lose trust and confidence in us, decrease the use of our products and services or stop using our products and services in their entirety. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties. Any of these actions could have a material and adverse effect on our business, reputation and operating results. While our insurance policies include liability coverage for certain of these matters, if we experienced a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage.
Our products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, has contained, and may now or in the future contain, errors, bugs or vulnerabilities. For example, in 2019, we discovered, and took steps to remediate, bugs that primarily affected our legacy MAP product, impacting our ability to target ads and share data with our measurement and ad partners. We also discovered that certain personalization and data settings were not operating as expected. As was the case with these errors, errors in our software code may only be discovered after the product or service has been released. Errors, vulnerabilities, or other design defects within the software on which we rely may result in a negative experience for people on Twitter, partners and advertisers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of the people on Twitter and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. We have policies and procedures in place to address security as part of our software development, testing, evaluation, and deployment process. Additionally, we have implemented and maintain vulnerability scanning and management policies and procedures, including a bug bounty program. However, these measures may not be sufficient in all cases. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of accounts, loss of content or platform partners, loss of advertisers or advertising revenue or liability for damages or other relief sought in lawsuits, regulatory inquiries or other proceedings, any of which could adversely impact our business and operating results.
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
•compliance with applicable foreign laws and regulations, including laws and regulations with respect to privacy, data protection, data localization, data security, taxation, consumer protection, copyright, fake news, hate speech, spam and content, as well as laws regarding the environment and climate change, and the risk of penalties to the people who use our products and services and individual members of management if our practices are deemed to be out of compliance;
•actions by governments or others to restrict access to Twitter or censor content on Twitter, such as how domestic Internet service providers in China have blocked access to Twitter and other countries, including Iran, Libya,

Pakistan, Turkey, Syria and Nigeria, have intermittently restricted access to Twitter, whether these actions are taken for political reasons, in response to decisions we make regarding governmental requests or content generated by people on Twitter, or otherwise;
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
Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. For example, to the extent the pandemic continues to disrupt economic activity globally, it could adversely affect our business, financial condition and operating results through prolonged decreases in advertising spend, credit deterioration of our customers, depressed economic activity, or declines in capital markets. While the economy is reopening in various parts of the world, some countries and locations are reinstating lockdowns and other restrictions that make a full recovery difficult to predict. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan.
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
We calculate our mDAU using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring mDAU and mDAU engagement. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the second quarter of 2021 continued to represent fewer than 5% of our mDAU during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, but we otherwise treat multiple accounts held by a single person or organization as multiple accounts for purposes of calculating our mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of mDAU growth and engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our metrics to be accurate representations of our total accounts or mDAU engagement, or if we discover material inaccuracies in our metrics, our reputation may be harmed and content partners, advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. If investors, analysts or customers do not believe our reported measures, such as mDAU, are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be adversely impacted.
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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection, data security, advertising, rights of publicity, content regulation, intellectual property, competition, protection of minors, consumer protection, provision of online payment services and credit card processing, securities law compliance, and taxation, as well as laws and regulations regarding the environment and climate change. For example, new content regulation laws may affect our ability to operate in certain markets and/or subject us to significant fines or penalties. Compliance with these laws may be onerous and/or inconsistent with our work to serve the public conversation. Many of these laws and regulations are still evolving and being tested in courts and new laws and regulations are being proposed. As a result, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from country to country and inconsistent with our current policies and practices and in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. Additionally, the introduction of new products or services may subject us to additional laws and regulations.
From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy or data protection rights of the people on Twitter and others. While we strive to comply with applicable laws and regulations relating to privacy, data protection and data security, our privacy policies and other obligations we may have with respect to privacy, data protection and data security, the failure or perceived failure to comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Additionally, on November 3, 2020, a ballot initiative in California passed a new privacy law, the California Privacy Rights Act (CPRA). The CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of the CCPA, the CPRA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Moreover, foreign data protection, privacy, and other laws and regulations are often more restrictive or burdensome than those in the United States. For example, the GDPR imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we have historically relied upon a variety of legal bases to transfer certain personal information outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework, the Swiss-U.S. Privacy Shield Framework, and EU Standard Contractual Clauses (SCCs). These legal bases all have been, and may be, the subject of legal challenges and on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield framework and imposed additional obligations on companies when relying on the SCCs. This CJEU decision may result in different European Economic Area data protection regulators applying differing standards for, or require ad hoc verification of measures taken with respect to, certain data flows. The CJEU’s decision and continued guidance from the European Commission and European Data Protection Board (EDPB) may require us to take additional steps to legitimize impacted personal data transfers, and we may find it necessary or desirable to modify our data handling practices in connection with this decision or future legal challenges relating to cross-border data transfers. This could result in increased costs of compliance and limitations on our customers, vendors, and us. This CJEU decision or future legal challenges also could result in us being required to implement duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or could limit our ability to collect or process personal information in Europe, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged. Any of these changes with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition and operating results.
Further, the UK officially left the EU in 2020 (often referred to as Brexit). The effect of Brexit will depend on agreements, if any, the UK makes to retain access to EU markets. Brexit creates economic and legal uncertainty in the region and could adversely affect the tax, currency, operational, legal and regulatory regimes to which our business is subject, including with respect to privacy and data protection. Brexit may adversely affect our revenues and subject us to new regulatory costs and challenges, in addition to other adverse effects that we are unable effectively to anticipate. The UK has implemented a Data Protection Act, effective in May 2018 and statutorily amended in 2019, and legislation referred to as the UK GDPR, that substantially implement the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Brexit has, however, created uncertainty with regard to the future regulation of data protection in the UK. For example, the EU-UK Trade and Cooperation Agreement provided for a transition period of four months, in which the European Commission treated the UK as if it remained an EU member state with respect to personal data transfers. On June 28, 2021, the European Commission adopted an adequacy decision with respect to the UK, which allows cross-border data transfers from the EEA to the UK for a four-year period, subject to renewal and the potential for earlier modification or termination. Nevertheless, substantial uncertainty remains regarding the interpretation and application of the GDPR and how the UK will approach and address the GDPR, and we may face challenges and significant costs and expenses in addressing applicable requirements and making necessary changes to our policies and practices.

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
In April 2019, the EU passed the Directive on Copyright in the Digital Single Market (the EU Copyright Directive), which expands the liability of online platforms for third-party content posted on the platform. Each EU member state has had two years to implement it, with a deadline of June 7, 2021. The EU Copyright Directive may increase our costs of operations, our liability for third-party content posted on our platform, and our litigation costs.
Additionally, we have relationships with third parties that perform a variety of functions such as payments processing, tokenization, vaulting, currency conversion, fraud prevention and data security audits. The laws and regulations related to online payments and other activities of these third parties, including those relating to the processing of data, are complex, subject to change, and vary across different jurisdictions in the United States and globally. As a result, we may be required to spend significant time, effort and expense to comply with applicable laws and regulations. Any failure or claim of our failure to comply, or any failure or claim of failure by the above-mentioned third parties to comply, could increase our costs or could result in liabilities. Additionally, because we accept payment via credit cards, we are subject to global payments industry operating rules and certification requirements governed by the PCI Security Standards Council, including the Payment Card Industry Data Security Standard. Any failure by us to comply with these operating rules and certification requirements also may result in costs and liabilities and may result in us losing our ability to accept certain payment cards. We recently announced new subscription and paid features on Twitter. Depending on how these products and features evolve, we may also be subject to other laws and regulations related to online payments, money transmission, prepaid access, electronic fund transfers or other financial laws or regulations, and we may need to register as a money services business with the U.S. Treasury Department and obtain state money transmitter licenses in the United States and an Electronic Money (E-money) license in the European Economic to permit us to conduct certain activities. These licenses and other legal requirements will generally require us to demonstrate compliance with many domestic and foreign laws in these areas, including anti-money laundering, counter-terrorist financing, government sanctions, cybersecurity, privacy, and consumer protection laws, and failure to do so may limit our ability to offer these products and features as they evolve.
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
In 2014, we issued $954.0 million in aggregate principal amount of 1.00% convertible senior notes due 2021, or the 2021 Notes. In 2018, we issued an additional $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024, or the 2024 Notes. In 2019, we issued $700.0 million in aggregate principal amount of 3.875% senior notes due 2027, which we refer to as the 2027 Notes. In 2020, we issued $1.0 billion in aggregate principal amount of 0.375% convertible senior notes due 2025, or the 2025 Notes. In March 2021, we issued $1.44 billion in aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. We refer to the 2021 Notes, the 2024 Notes, the 2025 Notes, and the 2026 Notes as the Convertible Notes, and we refer to the Convertible Notes and the 2027 Notes as the Notes. As of June 30, 2021, we had $5.24 billion in aggregate principal amount of outstanding Notes. As of June 30, 2021, we also had an undrawn unsecured revolving credit facility providing for loans in the aggregate principal amount of $500.0 million.
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
In addition, the Organization for Economic Cooperation and Development (OECD) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. A significant majority of countries in the OECD's Inclusive Framework have agreed in principle to a proposed solution to address the tax challenges arising from the digitalization of the economy. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. The OECD's proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (DST). Notwithstanding this, some countries, in the European Union and beyond, continue to operate a DST regime to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.
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
•providing for a classified board of directors whose members serve staggered three-year terms;
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
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management, and amendment of our amended and restated certificate of incorporation to change or modify certain of these provisions requires approval of a super-majority of our stockholders, which we may not be able to obtain.
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
The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, including related to the COVID-19 pandemic;
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
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business and our responses thereto;
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended June 30, 2021, we issued a total of 31,446 shares of our common stock in connection with the acquisition of one company to certain former shareholders of the acquired company.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
April 1 - 30	829	$67.11	829	$1,532
May 1 - 31	4,092	$53.76	4,092	$1,312
June 1 - 30	945	$61.69	945	$1,254
Total	5,866		5,866

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

TWITTER, INC.
Date: July 27, 2021	By:	/s/ Jack Dorsey
Jack Dorsey Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2021	By:	/s/ Ned Segal
Ned Segal Chief Financial Officer (Principal Financial Officer)