Form 10-Q
period 2021-09-30
TWITTER, INC.
filed 2021-10-27
CIK 1418091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of October 22, 2021 was 799,609,869.

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
•our expectations regarding our revenue growth, including the impact of COVID-19 and Apple’s App Tracking Transparency policy, and our cost and expenses growth;
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
•the impact of our decision to sell our MoPub business and the timing of the closing of such sale, as well as the expected timing for us to recoup the revenue impact from the sale;
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
The numbers of mDAU presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement across our large number of total accounts around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that the average of false or spam accounts during the third quarter of 2021 represented fewer than 5% of our mDAU during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation, and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation, or fake, we stop counting it in our mDAU, or other related metrics. We also treat multiple accounts held by a single person or organization as multiple mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TWITTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$3,473,865	$1,988,429
Short-term investments	3,937,447	5,483,873
Accounts receivable, net of allowance for doubtful accounts of $14,815 and $16,946	1,014,208	1,041,743
Prepaid expenses and other current assets	194,914	123,063
Assets held for sale	28,800	—
Total current assets	8,649,234	8,637,108
Property and equipment, net	2,053,480	1,493,794
Operating lease right-of-use assets	1,115,929	930,139
Intangible assets, net	46,702	58,338
Goodwill	1,293,826	1,312,346
Deferred tax assets, net	1,133,816	796,326
Other assets	296,358	151,039
Total assets	$14,589,345	$13,379,090
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$207,912	$194,281
Accrued and other current liabilities	1,688,768	663,532
Convertible notes, short-term	—	917,866
Operating lease liabilities, short-term	218,301	177,147
Total current liabilities	2,114,981	1,952,826
Convertible notes, long-term	3,556,934	1,875,878
Senior notes, long-term	693,744	692,994
Operating lease liabilities, long-term	980,764	819,748
Deferred and other long-term tax liabilities, net	40,009	31,463
Other long-term liabilities	30,282	36,099
Total liabilities	7,416,714	5,409,008
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 799,612 and 796,000 shares issued and outstanding	4	4
Additional paid-in capital	8,468,708	9,167,138
Treasury stock, at cost-- 87 and 98 shares	(5,291)	(5,297)
Accumulated other comprehensive loss	(106,794)	(66,094)
Accumulated deficit	(1,183,996)	(1,125,669)
Total stockholders' equity	7,172,631	7,970,082
Total liabilities and stockholders' equity	$14,589,345	$13,379,090

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$1,283,817	$936,233	$3,510,262	$2,427,308
Costs and expenses
Cost of revenue	484,479	361,388	1,282,419	933,464
Research and development	324,252	208,877	874,820	625,071
Sales and marketing	301,078	215,285	837,572	643,858
General and administrative	150,855	94,576	409,864	450,181
Litigation settlement, net	765,701	—	765,701	—
Total costs and expenses	2,026,365	880,126	4,170,376	2,652,574
Income (loss) from operations	(742,548)	56,107	(660,114)	(225,266)
Interest expense	(13,284)	(39,614)	(40,362)	(112,712)
Interest income	8,125	17,167	28,328	75,077
Other income (expense), net	20,625	(3,977)	76,370	(12,057)
Income (loss) before income taxes	(727,082)	29,683	(595,778)	(274,958)
Provision (benefit) for income taxes	(190,325)	1,024	(192,675)	1,082,784
Net income (loss)	$(536,757)	$28,659	$(403,103)	$(1,357,742)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.67)	$0.04	$(0.51)	$(1.73)
Diluted	$(0.67)	$0.04	$(0.51)	$(1.73)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	797,985	790,827	796,775	785,788
Diluted	797,985	806,383	796,775	785,788

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(536,757)	$28,659	$(403,103)	$(1,357,742)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	(3,288)	(2,154)	(18,096)	20,037
Change in foreign currency translation adjustment	(14,450)	5,067	(22,604)	(39,590)
Net change in accumulated other comprehensive income (loss)	(17,738)	2,913	(40,700)	(19,553)
Comprehensive income (loss)	$(554,495)	$31,572	$(443,803)	$(1,377,295)

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	797,941	$4	790,426	$4	796,000	$4	779,619	$4
Issuance of common stock in connection with RSU vesting	4,383	—	4,085	—	13,030	—	12,256	—
Issuance of common stock in connection with acquisitions	—	—	—	—	—	—	33	—
Issuance of restricted stock in connection with acquisitions accounted for as stock-based compensation	—	—	—	—	69	—	1,381	—
Exercise of stock options	7	—	37	—	531	—	301	—
Issuance of common stock upon purchases under employee stock purchase plan	—	—	—	—	1,539	—	1,395	—
Shares withheld related to net share settlement of equity awards	(91)	—	(101)	—	(334)	—	(538)	—
Repurchases of common stock	(2,574)	—	—	—	(11,169)	—	—	—
Other activities	(54)	—	—	—	(54)	—	—	—
Balance, end of period	799,612	$4	794,447	$4	799,612	$4	794,447	$4
Additional paid-in capital
Balance, beginning of period	—	$8,457,717	—	$9,127,495	—	$9,167,138	—	$8,763,330
Issuance of common stock in connection with acquisitions	—	—	—	—	—	—	—	1,312
Exercise of stock options	—	51	—	31	—	2,037	—	454
Issuance of common stock upon purchases under employee stock purchase plan	—	—	—	—	—	39,531	—	34,395
Shares withheld related to net share settlement of equity awards	—	(6,215)	—	(3,726)	—	(21,712)	—	(18,344)
Stock-based compensation	—	186,612	—	126,156	—	517,145	—	376,600
Equity component of the convertible note issuance, net	—	—	—	—	—	—	—	92,209
Purchase of convertible note hedge	—	—	—	—	—	(213,469)	—	—
Tax related to purchase of convertible note hedge	—	—	—	—	—	49,262	—	—
Issuance of warrants	—	—	—	—	—	161,144	—	—
Repurchases of common stock	—	(169,457)	—	—	—	(664,821)	—	—
Cumulative-effect adjustment from adoption of new accounting standard	—	—	—	—	—	(567,547)	—	—
Balance, end of period	—	$8,468,708	—	$9,249,956	—	$8,468,708	—	$9,249,956
Treasury stock
Balance, beginning of period	—	$(5,298)	—	$—	—	$(5,297)	—	$—
Retirement of treasury stock	—	5,298	—	—	—	15,892	—	—
Repurchases of common stock	—	(5,291)	—	—	—	(15,886)	—	—
Balance, end of period	—	$(5,291)	—	$—	—	$(5,291)	—	$—
Accumulated other comprehensive loss
Balance, beginning of period	—	$(89,056)	—	$(93,000)	—	$(66,094)	—	$(70,534)
Other comprehensive income (loss)	—	(17,738)	—	2,913	—	(40,700)	—	(19,553)
Balance, end of period	—	$(106,794)	—	$(90,087)	—	$(106,794)	—	$(90,087)
Retained earnings (Accumulated deficit)
Balance, beginning of period	—	$(647,239)	—	$(1,376,444)	—	$(1,125,669)	—	$11,586
Cumulative-effect adjustment from adoption of new accounting standards	—	—	—	—	—	344,776	—	(1,629)
Net income (loss)	—	(536,757)	—	28,659	—	(403,103)	—	(1,357,742)
Balance, end of period	—	$(1,183,996)	—	$(1,347,785)	—	$(1,183,996)	—	$(1,347,785)
Total stockholders' equity	799,612	$7,172,631	794,447	$7,812,088	799,612	$7,172,631	794,447	$7,812,088
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(403,103)	$(1,357,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	399,312	366,469
Stock-based compensation expense	453,370	346,748
Amortization of discount on convertible notes	—	74,733
Bad debt expense	2,434	16,861
Deferred income taxes	(222,789)	(32,382)
Deferred tax assets valuation allowance establishment	—	1,101,374
Impairment (gain) on investments in privately-held companies	(76,794)	8,842
Other adjustments	1,521	(7,756)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	19,830	97,812
Prepaid expenses and other assets	(78,394)	(24,765)
Operating lease right-of-use assets	159,891	121,712
Accounts payable	20,701	(5,722)
Accrued and other liabilities	1,029,091	76,497
Operating lease liabilities	(143,939)	(120,111)
Net cash provided by operating activities	1,161,131	662,570
Cash flows from investing activities
Purchases of property and equipment	(871,603)	(577,829)
Proceeds from sales of property and equipment	6,913	5,815
Purchases of marketable securities	(2,785,014)	(5,103,983)
Proceeds from maturities of marketable securities	3,188,254	3,566,895
Proceeds from sales of marketable securities	1,141,614	925,387
Purchases of investments in privately-held companies	(33,189)	(3,839)
Investments in Finance Justice Fund	(52,000)	—
Business combinations, net of cash acquired	(22,937)	(34,285)
Other investing activities	(8,385)	(11,050)
Net cash provided by (used in) investing activities	563,653	(1,232,889)
Cash flows from financing activities
Proceeds from issuance of convertible notes	1,437,500	1,000,000
Purchases of convertible note hedges	(213,469)	—
Proceeds from issuance of warrants concurrent with note hedges	161,144	—
Debt issuance costs	(16,769)	(14,662)
Repayment of convertible notes	(954,000)	—
Repurchases of common stock	(664,821)	—
Taxes paid related to net share settlement of equity awards	(21,712)	(18,344)
Payments of finance lease obligations	(565)	(20,573)
Proceeds from exercise of stock options	2,037	454
Proceeds from issuances of common stock under employee stock purchase plan	39,531	34,395
Net cash provided by (used in) financing activities	(231,124)	981,270
Net increase in cash, cash equivalents and restricted cash	1,493,660	410,951
Foreign exchange effect on cash, cash equivalents and restricted cash	(8,391)	(14,854)
Cash, cash equivalents and restricted cash at beginning of period	2,011,276	1,827,666
Cash, cash equivalents and restricted cash at end of period	$3,496,545	$2,223,763
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$—	$1,312
Changes in accrued property and equipment purchases	$(6,293)	$103,649
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$3,473,865	$2,201,073
Restricted cash included in prepaid expenses and other current assets	3,156	2,251
Restricted cash included in other assets	19,524	20,439
Total cash, cash equivalents and restricted cash	$3,496,545	$2,223,763
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
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In August 2020, the Financial Accounting Standards Board (FASB) issued a new accounting standard update to simplify the accounting for convertible debt and other equity-linked instruments. The new guidance simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company early adopted this new guidance using the modified retrospective method as of January 1, 2021. The adoption of this new guidance resulted in an increase of $254.6 million and $34.7 million to "Convertible notes, long-term" and "Convertible notes, short-term", respectively, to reflect the full principal amount of the Convertible Notes (as defined below) outstanding, net of issuance costs, a reduction of $567.5 million to additional paid-in capital, net of estimated income tax effects, to remove the equity component separately recorded for the conversion features associated with the Convertible Notes, an increase to deferred tax assets, net of $66.6 million, and a cumulative-effect adjustment of $344.8 million, net of estimated income tax effects, reducing the beginning balance of accumulated deficit as of January 1, 2021. The adoption of this new guidance reduced interest expense by $26.9 million and $83.0 million in the three and nine months ended September 30, 2021. In addition, the adoption requires the use of the if-converted method for all convertible notes in the diluted net income (loss) per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effect is more dilutive. There was no impact to the number of potentially dilutive shares in each of the periods presented.
With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that are of significance or potential significance to the Company.

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
Revenue by geography is based on the billing address of the customers. The following tables set forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by services:
Advertising services	$1,140,504	$808,449	$3,092,755	$2,052,635
Data licensing and other	143,313	127,784	417,507	374,673
Total revenue	$1,283,817	$936,233	$3,510,262	$2,427,308

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by geographic area:
United States	$741,879	$512,637	$1,951,174	$1,345,948
Japan	159,151	132,392	480,558	371,763
Rest of World	382,787	291,204	1,078,530	709,597
Total revenue	$1,283,817	$936,233	$3,510,262	$2,427,308
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
Unbilled Revenue (Contract Assets)
The Company presents unbilled revenue in the consolidated balance sheets within prepaid expenses and other current assets and within other assets. The Company’s contracts do not contain material financing components. The Company's unbilled revenue primarily consists of amounts that have yet to be billed under contracts with escalating fee structures. Specifically, because the Company generally recognizes revenue on a straight-line basis for data licensing arrangements with escalating fee structures, revenue recognized represents amounts to which the Company is contractually entitled; however, the revenue recognized exceeds the amounts the Company has a right to bill as of the period end, thus resulting in unbilled revenue. As of September 30, 2021, the Company recorded an immaterial amount of allowance for credit losses on unbilled revenue.

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
The following table presents contract balances (in thousands):

	September 30, 2021	December 31, 2020
Unbilled revenue	$41,089	$44,063
Deferred revenue	$92,871	$62,191
The amount of revenue recognized in the three months ended September 30, 2021 that was included in the deferred revenue balance as of June 30, 2021 was $51.3 million. The amount of revenue recognized in the nine months ended September 30, 2021 that was included in the deferred revenue balance as of December 31, 2020 was $61.8 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus ads inventory earned by and material rights provided to customers in prior periods and the satisfaction of the Company’s performance obligations relating to data licensing contracts with advance cash payments or material rights.
The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.
The decrease in the unbilled revenue balance from December 31, 2020 to September 30, 2021 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.
The increase in the deferred revenue balance from December 31, 2020 to September 30, 2021 was primarily due to cash payments received or due in advance of satisfying the Company’s performance obligations for data licensing contracts and bonus ads inventory offered to customers during the period, offset by the delivery of performance obligations and bonus ads inventory.
Remaining Performance Obligations
As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $578.2 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term advertising service arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
	Total	Remainder of 2021	2022	2023 and Thereafter
Revenue expected to be recognized on remaining performance obligations	$578,182	$75,661	$211,907	$290,614

Note 3. Cash, Cash Equivalents and Short-term Investments
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$271,236	$285,002
Money market funds	3,038,524	1,158,927
Corporate notes, commercial paper and certificates of deposit	164,105	544,500
Total cash and cash equivalents	$3,473,865	$1,988,429
Short-term investments:
U.S. government and agency securities	$450,275	$910,259
Corporate notes, commercial paper and certificates of deposit	3,466,012	4,572,394
Marketable equity securities	21,160	1,220
Total short-term investments	$3,937,447	$5,483,873
The contractual maturities of debt securities classified as available-for-sale as of September 30, 2021 were as follows (in thousands):

September 30, 2021
Due within one year	$1,798,169
Due after one year through five years	2,118,118
Total	$3,916,287

The following tables summarize unrealized gains and losses related to available-for-sale debt securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	September 30, 2021
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$450,361	$138	$(224)	$450,275
Corporate notes, commercial paper and certificates of deposit	3,456,150	11,078	(1,216)	3,466,012
Total available-for-sale debt securities classified as short-term investments	$3,906,511	$11,216	$(1,440)	$3,916,287

	December 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$909,092	$1,177	$(10)	$910,259
Corporate notes, commercial paper and certificates of deposit	4,545,687	26,939	(232)	4,572,394
Total available-for-sale debt securities classified as short-term investments	$5,454,779	$28,116	$(242)	$5,482,653
The gross unrealized loss on available-for-sale debt securities in a continuous loss position for 12 months or longer was not material as of September 30, 2021 and December 31, 2020.
The Company evaluates whether the unrealized loss on available-for-sale debt securities is the result of the credit worthiness of the corporate notes it held, or other non-credit-related factors such as liquidity by reviewing a number of factors such as the implied yield of the corporate note based on the market price, the nature of the invested entity's business or industry, market capitalization relative to debt, changes in credit ratings, and the market prices of the corporate notes subsequent to period end. As of September 30, 2021, the gross unrealized loss on available-for-sale debt securities was immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities. The Company has determined that all unrealized losses are temporary. As of September 30, 2021, no allowance for credit losses in short-term investments was recorded.

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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 based on the three-tier fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$3,038,524	$—	$3,038,524
Commercial paper	—	164,105	164,105
Short-term investments:
U.S. government and agency securities	—	450,275	450,275
Corporate notes	—	2,586,251	2,586,251
Commercial paper	—	593,297	593,297
Certificates of deposit	—	286,464	286,464
Marketable equity securities	21,160	—	21,160
Other current assets:
Foreign currency contracts	—	1,025	1,025
Total	$3,059,684	$4,081,417	$7,141,101
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$3,015	$3,015
Total	$—	$3,015	$3,015

	December 31, 2020
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$1,158,927	$—	$1,158,927
Corporate notes	—	1,347	1,347
Commercial paper	—	543,153	543,153
Short-term investments:
U.S. government and agency securities	—	910,259	910,259
Corporate notes	—	2,829,521	2,829,521
Commercial paper	—	1,240,670	1,240,670
Certificates of deposit	—	502,203	502,203
Marketable equity securities	1,220	—	1,220
Other current assets:
Foreign currency contracts	—	5,529	5,529
Total	$1,160,147	$6,032,682	$7,192,829
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$1,028	$1,028
Total	$—	$1,028	$1,028

The following table sets forth the estimated fair value of the Company's convertible and senior notes outstanding as of September 30, 2021 based on the three-tier fair value hierarchy (in thousands):

	September 30, 2021
	Level 2	Level 3	Total
$1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024 (the 2024 Notes)	1,444,285	—	1,444,285
$1.0 billion in aggregate principal amount of 0.375% convertible senior notes due in 2025 (the 2025 Notes)	—	1,509,620	1,509,620
$1.44 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (the 2026 Notes)	1,341,763	—	1,341,763
$700.0 million in aggregate principal amount of 3.875% senior notes due in 2027 (the 2027 Notes)	743,750	—	743,750
Total	3,529,798	1,509,620	5,039,418
The estimated fair value of the 2024 Notes, the 2026 Notes, and the 2027 Notes is determined based on a market approach, using the estimated or actual bids and offers of the respective notes in an over-the-counter market on the last business day of the period. The estimated fair value of the 2025 Notes is determined based on a binomial model, using inputs including risk free rate, volatility and discount yield. Refer to Note 11 – Convertible Notes and Senior Notes for further details on the Notes.
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
The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives in other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $524.4 million and $729.8 million as of September 30, 2021 and December 31, 2020, respectively.
The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

	Balance Sheet Location	September 30, 2021	December 31, 2020
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$1,025	$5,529
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$3,015	$1,028
The Company recognized $3.7 million and $0.5 million of net losses on its foreign currency contracts in the three and nine months ended September 30, 2021, respectively. The Company recognized $7.1 million and $18.3 million of net losses on its foreign currency contracts in the three and nine months ended September 30, 2020, respectively.

Note 5. Property and Equipment, Net
The following tables set forth property and equipment, net by type and by geographic area for the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Property and equipment, net
Equipment	$2,171,491	$1,830,459
Furniture and leasehold improvements	393,950	362,766
Capitalized software	892,829	811,371
Construction in progress	707,041	349,935
Total	4,165,311	3,354,531
Less: Accumulated depreciation and amortization	(2,111,831)	(1,860,737)
Property and equipment, net	$2,053,480	$1,493,794

	September 30, 2021	December 31, 2020
Property and equipment, net:
United States	$2,018,861	$1,460,163
International	34,619	33,631
Total property and equipment, net	$2,053,480	$1,493,794

Note 6. Operating Leases
The Company has operating leases primarily for office space and data center facilities. The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $352.5 million and $253.9 million in the nine months ended September 30, 2021 and 2020, respectively.
Future lease payments under operating leases and sublease income as of September 30, 2021 were as follows (in thousands):

	Operating Leases	Sublease Income
Year Ending December 31,
Remainder of 2021	$54,407	$(2,833)
2022	279,750	(3,888)
2023	236,335	(2,616)
2024	235,587	(1,629)
2025	230,852	(120)
Thereafter	895,980	—
Total future lease payments (receipts)	1,932,911	$(11,086)
Less: leases not yet commenced	(576,997)
Less: imputed interest	(156,849)
Total operating lease liabilities	$1,199,065
Reconciliation of operating lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, short-term	$218,301
Operating lease liabilities, long-term	980,764
Total operating lease liabilities	$1,199,065
There were no other material changes in the Company's operating leases in the three and nine months ended September 30, 2021, as compared to the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Note 7. Goodwill and Intangible Assets
The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2020	$1,312,346
Acquisitions	13,893
Reclassified to assets held for sale (1)	(28,800)
Other	(3,613)
Balance as of September 30, 2021	$1,293,826
(1)On October 6, 2021 the Company announced that it entered into a definitive agreement to sell its MoPub business. The Company reclassified $28.8 million of goodwill to assets held for sale on the consolidated balance sheets as of September 30, 2021. Refer to Note 10 - Assets Held for Sale for further details on the transaction.
For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.
The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2021:
Patents and developed technologies	$119,862	$(74,209)	$45,653
Other	10,769	(9,720)	1,049
Total	$130,631	$(83,929)	$46,702
December 31, 2020:
Patents and developed technologies	$110,153	$(53,265)	$56,888
Other	1,800	(350)	1,450
Total	$111,953	$(53,615)	$58,338
Amortization expense associated with intangible assets was $10.8 million and $5.4 million for the three months ended September 30, 2021 and 2020, respectively, and $30.6 million and $18.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Estimated future amortization expense as of September 30, 2021 is as follows (in thousands):

Remainder of 2021	$7,105
2022	17,369
2023	7,843
2024	6,026
2025	1,863
Thereafter	6,496
Total	$46,702

Note 8. Accrued and Other Current Liabilities
The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Litigation settlement accrual (see Note 15)	$809,500	$—
Accrued compensation	290,088	171,681
Federal Trade Commission accrual (see Note 15)	150,000	150,000
Deferred revenue	92,826	58,976
Accrued professional services	55,116	27,404
Accrued publisher, content and ad network costs	43,379	42,541
Accrued tax liabilities	41,875	40,384
Accrued other	205,984	172,546
Total	$1,688,768	$663,532

Note 9. Acquisitions and Other Investments
2021 Acquisitions
During the nine months ended September 30, 2021, the Company made a number of acquisitions, which were accounted for as business combinations. The total purchase price for these acquisitions was $24.1 million, which was allocated as follows: $9.7 million to developed technologies, $0.5 million to net assets assumed based on their estimated fair value on the acquisition date, and the excess $13.9 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisitions is mainly attributable to assembled workforce, expected synergies and other benefits. $2.1 million of the goodwill is tax deductible. Developed technologies will be amortized on a straight-line basis over their estimated useful lives of up to one year.
The results of operations for these acquisitions have been included in the Company’s consolidated statements of operations since the date of each respective acquisition. Actual and pro forma revenue and results of operations for these acquisitions have not been presented because they do not have a material impact on the consolidated results of operations.
Investments in Privately-Held Companies
The Company makes strategic investments in privately-held companies. The Company evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of September 30, 2021, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. The Company accounts for its investments in privately-held companies either under equity method accounting or by adjusting the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. The maximum loss the Company can incur for its investments is their carrying value. These investments in privately-held companies are included within other assets on the consolidated balance sheets. The Company’s non-marketable equity securities had a combined carrying value of $179.5 million and $85.8 million as of September 30, 2021 and December 31, 2020, respectively.
In the three months ended March 31, 2021, the Company funded $60.0 million of bridge financing in the form of convertible loans to a privately-held company in which it had an existing investment. In April 2021, the Company converted $30.0 million of the $60.0 million of the convertible loans into preferred stock, and sold the remaining $30.0 million of the convertible loans at face value to an unaffiliated third party. As of September 30, 2021, the $30.0 million of the preferred stock is included within other assets on the consolidated balance sheets. In the three and nine months ended September 30, 2021, the Company recorded upward adjustments (unrealized gain) of $24.9 million and $60.9 million, respectively, on its investment in this privately-held company in other income (expense), net in the consolidated statements of operations. The upward adjustments represent the difference between fair value and carrying value of the preferred stock, resulting from observable price changes in orderly transactions for similar investments related to subsequent rounds of financing completed by the privately-held company. The estimated fair value of the preferred stock is determined based on an option pricing model, which represents a Level 3 valuation. The option pricing model allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences. The inputs in the option pricing model are transaction price per share of those similar securities along with time to liquidity and volatility. No upward adjustment was recorded in the three and nine months ended September 30, 2020.
The Company periodically evaluates the carrying value of its investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing. No impairment charge was recorded in the three and nine months ended September 30, 2021. The Company recorded impairment charges of $0.3 million and $8.8 million in the three and nine months ended September 30, 2020, respectively, within other income (expense), net in the consolidated statements of operations.

Note 10. Assets Held for Sale
On October 6, 2021 the Company entered into a definitive agreement to sell its MoPub business to AppLovin Corporation for $1.05 billion in cash. The sale of MoPub enables the Company to concentrate more of its efforts on the significant opportunity for performance-based advertising, SMB offerings, and commerce initiatives on Twitter. The transaction is expected to close in the first quarter of 2022, subject to customary closing conditions, including receipt of regulatory approval. The Company is currently assessing the impact of the transaction on its consolidated financial statements. The Company expects to record a pre-tax gain of approximately $1.0 billion in the consolidated statements of operations in the period the transaction closes.
The sale does not represent a strategic shift that would have a major effect on the Company's operations and financial results, and therefore does not qualify for reporting as a discontinued operation for financial statement purposes. The Company concluded that the sale of the MoPub business meets the criteria to be classified as assets held for sale as of September 30, 2021. The held for sale assets on the consolidated balance sheet as of September 30, 2021 consist only of goodwill. No liabilities will be transferred in the transaction. No impairment charges were required for the held for sale assets in the three months ended September 30, 2021.
Note 11. Convertible Notes and Senior Notes
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
Taken together, the purchase of such convertible note hedges and the sale of such warrants are intended to offset any actual dilution from the conversion of the 2026 Notes and to effectively increase the overall conversion price from $130.03 to $163.02 per share. As these transactions meet certain accounting criteria, such convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with such convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheets as of September 30, 2021.
2021 Notes, 2024 Notes, and 2025 Notes
In 2014, the Company issued $954.0 million in aggregate principal amount of the 1.00% convertible senior notes due 2021, or the 2021 Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The total net proceeds from this offering were approximately $939.5 million, after deducting $14.3 million of debt discount and $0.2 million of debt issuance costs in connection with the issuance of the 2021 Notes. On September 15, 2021, the Company repaid at maturity the $954.0 million of aggregate principal amount associated with its 2021 Notes.
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
The 2024 Notes and 2025 Notes are senior unsecured obligations of the Company. The interest rate of the 2024 Notes is fixed at 0.25% per annum and interest is payable semi-annually in arrears on June 15 and December 15 of each year. The interest rate of the 2025 Notes is fixed at 0.375% per annum and interest is payable semi-annually in arrears on March 15 and September 15 of each year. The 2024 Notes and 2025 Notes mature on June 15, 2024 and March 15, 2025, respectively.
Each $1,000 of principal of the 2024 Notes and 2025 Notes will initially be convertible into 17.5001 and 24.0964 shares, respectively, of the Company’s common stock, which is equivalent to an initial conversion price of approximately $57.14, and $41.50 per share, respectively, in each case, subject to adjustment upon the occurrence of specified events set forth in the indenture governing such series of Convertible Notes.
Holders of the 2024 Notes may convert their 2024 Notes at their option at any time on or after March 15, 2024 until close of business on the second scheduled trading day immediately preceding the maturity date of June 15, 2024.
Further, holders of the 2024 Notes may convert all or any portion of the notes at the option of such holder prior to March 15, 2024 only under the following circumstances:
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
Upon conversion of the 2024 Notes and 2025 Notes, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion, will be based on a daily conversion value (as defined in the indenture governing the applicable series of Convertible Notes) calculated on a proportionate basis for each trading day in the applicable 30 trading day observation period.

If a fundamental change (as defined in the indenture governing the applicable series of Convertible Notes) occurs prior to the applicable maturity date, holders of the 2024 Notes or 2025 Notes, as applicable, may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of such notes, plus any accrued and unpaid interest to, but excluding, the repurchase date of such series of notes. In addition, if specific corporate events occur prior to the applicable maturity date of the 2024 Notes or 2025 Notes, the Company will be required to increase the conversion rate for holders who elect to convert their notes in connection with such corporate events.
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
Concurrent with the offering of the 2021 Notes and the 2024 Notes, the Company entered into convertible note hedge transactions with certain bank counterparties whereby the Company has the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 12.3 million and 20.1 million shares, respectively, of its common stock at a price of approximately $77.64 and $57.14 per share. The note hedge transactions in connection with the 2021 Notes expired on September 15, 2021. The total cost of the convertible note hedge transactions associated with the 2024 Notes was $268.0 million. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 12.3 million and 20.1 million shares, respectively, of the Company’s common stock at an initial strike price of $105.28 and $80.20 per share, respectively. The Company received $172.9 million and $186.8 million in cash proceeds from the sale of these warrants, respectively. The warrant transactions in connection with the 2021 Notes expire over a 60 trading day settlement period scheduled to end on March 11, 2022.
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2024 Notes and to effectively increase the overall conversion price from $57.14 to $80.20 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheets as of September 30, 2021.
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
Convertible Notes and Senior Notes
The Notes consisted of the following (in thousands):

	September 30, 2021
	2024 Notes	2025 Notes	2026 Notes	2027 Notes
Principal amounts:
Principal	$1,150,000	$1,000,000	$1,437,500	$700,000
Unamortized debt discount and issuance costs (1)	(5,569)	(10,134)	(14,863)	(6,256)
Net carrying amount	$1,144,431	$989,866	$1,422,637	$693,744
Carrying amount of the equity component (2)	$—	$—	$—	$—

	December 31, 2020
	2021 Notes	2024 Notes	2025 Notes	2027 Notes
Principal amounts:
Principal	$954,000	$1,150,000	$1,000,000	$700,000
Unamortized debt discount and issuance costs (1)	(36,134)	(160,297)	(113,825)	(7,006)
Net carrying amount	$917,866	$989,703	$886,175	$692,994
Carrying amount of the equity component (2)	$283,283	$254,981	$121,413	$—
(1)Included in the consolidated balance sheets within "convertible notes, short-term"; "convertible notes, long-term"; and "senior notes, long-term", and amortized over the remaining lives of the Notes. The decrease of unamortized debt discount and issuance costs balance as of September 30, 2021 compared to December 31, 2020 was mainly due to the adoption of the new convertible debt standard on January 1, 2021.
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
In the three and nine months ended September 30, 2021, the effective interest rate for the 2024 Notes, 2025 Notes, and 2027 Notes was 0.25%, 0.375%, and 3.875%, respectively. The 2026 Notes do not bear regular interest. In the three and nine months ended September 30, 2020 the effective interest rate for the 2024 Notes, 2025 Notes, and 2027 Notes was 4.46%, 2.99%, and 3.875%, respectively. During the three months ended September 30, 2021 and 2020, the Company recognized $2.7 million and $29.6 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest. During the nine months ended September 30, 2021 and 2020, the Company recognized $7.8 million and $82.4 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest. The decreases in the effective interest rate and interest expense are due to the elimination of interest expense related to the conversion features of the Convertible Notes as a result of the adoption of the new accounting standard update to simplify the accounting for convertible debt on January 1, 2021. Refer to Note 1 - Summary of Significant Accounting Policies for more detail. During the three months ended September 30, 2021 and 2020, the Company recognized $10.5 million and $10.9 million, respectively, of coupon interest expense. During the nine months ended September 30, 2021 and 2020, the Company recognized $32.1 million and $31.7 million, respectively, of coupon interest expense.
As of September 30, 2021, the remaining life of the 2024 Notes, the 2025 Notes, the 2026 Notes, and the 2027 Notes is approximately 32 months, 41 months, 53 months, and 74 months, respectively.
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

The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic net income (loss) per share:
Numerator
Net income (loss)	$(536,757)	$28,659	$(403,103)	$(1,357,742)
Denominator
Weighted-average common shares outstanding	799,537	793,065	798,559	787,831
Weighted-average restricted stock subject to repurchase	(1,552)	(2,238)	(1,784)	(2,043)
Weighted-average shares used to compute basic net income (loss) per share	797,985	790,827	796,775	785,788
Basic net income (loss) per share attributable to common stockholders	$(0.67)	$0.04	$(0.51)	$(1.73)
Diluted net income (loss) per share:
Numerator
Net income (loss)	$(536,757)	$28,659	$(403,103)	$(1,357,742)
Denominator
Number of shares used in basic computation	797,985	790,827	796,775	785,788
Weighted-average effect of dilutive securities:
Convertible notes	—	—	—	—
RSUs	—	12,194	—	—
Stock options	—	2,221	—	—
Other	—	1,141	—	—
Weighted-average shares used to compute diluted net income (loss) per share	797,985	806,383	796,775	785,788
Diluted net income (loss) per share attributable to common stockholders	$(0.67)	$0.04	$(0.51)	$(1.73)

The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Warrants	43,467	32,412	43,467	32,412
Convertible notes	55,277	—	55,277	—
RSUs	39,192	2,549	39,192	38,932
Shares subject to repurchase and others	8,348	3,317	8,348	7,930
Stock options	907	26	907	2,917
Prior to January 1, 2021, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income (loss) per share, if applicable. In the three months ended September 30, 2020 since the average market price of the common stock was below the conversion price of each of the Convertible Notes outstanding and the exercise price of each of the warrants in the period, the Convertible Notes and warrants were anti-dilutive. In the nine months ended September 30, 2020, the Company’s potential common stock instruments such as stock options, RSUs, shares to be purchased under the 2013 Employee Stock Purchase Plan, shares subject to repurchases, the Convertible Notes and the warrants were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.
On January 1, 2021, the Company adopted the accounting standard update to simplify the accounting for convertible debt instruments. The Company now uses the if-converted method for all Convertible Notes in the diluted net income (loss) per share calculation and includes the effect of potential share settlement for the Convertible Notes, if the effect is more dilutive. In the three and nine months ended September 30, 2021, the Convertible Notes were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive. The use of the if-converted method had no impact on the diluted net income (loss) per share amount in any of the periods presented.
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
Share Repurchases
In March 2020, the Company's Board of Directors authorized a program to repurchase up to $2.0 billion of the Company's common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and may be suspended at any time at the Company’s discretion. In the three and nine months ended September 30, 2021, the Company repurchased 2.6 million and 11.2 million shares for an aggregate amount of $169.4 million and $664.8 million, respectively. The repurchases include 87,000 shares for $5.3 million that were not settled as of September 30, 2021 and that are presented as treasury stock on the consolidated balance sheets as of such date.
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
During the nine months ended September 30, 2021, employees purchased an aggregate of 1.5 million shares under the ESPP at a weighted-average price of $25.69 per share. During the nine months ended September 30, 2020, employees purchased an aggregate of 1.4 million shares under the ESPP at a weighted-average price of $24.65 per share.

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
The Company had 1.4 million and 2.0 million shares of unvested restricted common stock as of September 30, 2021 and December 31, 2020, respectively. The Company's restricted common stock activity was not material during the nine months ended September 30, 2021.
Stock Option Activity
The Company had 0.9 million and 1.4 million shares of stock options outstanding as of September 30, 2021 and December 31, 2020, respectively. The Company’s stock option activity was not material during the nine months ended September 30, 2021.
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
The following table summarizes the activity related to the Company’s PRSUs for the nine months ended September 30, 2021 (in thousands, except per share data):

	PRSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2020	729	$27.77
Granted (100% target level)	348	$71.22
Unearned performance shares canceled related to 2020 grants	(365)	$27.77
Vested (50% target level for 2020 performance period)	(121)	$27.77
Forfeited or cancelled	(57)	$52.76
Unvested and outstanding at September 30, 2021	534	$53.40

The total fair value of PRSUs vested during the nine months ended September 30, 2021 and 2020 was $9.4 million and $22.7 million, respectively.

The Company grants market-based restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index or upon achievement of certain Twitter stock price targets over a performance period of up to five years and the executives’ continued employment through the vesting date. The Company granted market-based RSUs with a vesting period of two to six years.
The following table summarizes the activity related to the Company’s market-based restricted stock units for the nine months ended September 30, 2021 (in thousands, except per share data):

	Market-based RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2020	917	$30.90
Granted (100% target level)	2,888	$36.32
Unearned performance shares canceled related to 2019 grants	(207)	$30.60
Vested (52% target level for 2019-2020 performance period)	(224)	$30.60
Forfeited or cancelled	(70)	$52.03
Unvested and outstanding at September 30, 2021	3,304	$35.23

The total fair value of market-based RSUs vested during the nine months ended September 30, 2021 and 2020 was $17.2 million and $13.4 million, respectively.

RSU Activity
The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs and market-based RSUs, for the nine months ended September 30, 2021. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2020	36,611	$32.28
Granted	19,790	$64.54
Vested	(12,685)	$35.16
Canceled	(4,524)	$38.35
Unvested and outstanding at September 30, 2021	39,192	$46.94

The total fair value of RSUs vested during the three months ended September 30, 2021 and 2020 was $301.8 million and $147.7 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2021 and 2020 was $764.4 million and $363.6 million, respectively.

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$11,627	$8,581	$33,479	$23,333
Research and development	101,515	66,111	269,983	204,686
Sales and marketing	27,105	25,550	84,647	73,572
General and administrative	24,048	15,727	65,261	45,157
Total stock-based compensation expense	$164,295	$115,969	$453,370	$346,748
The Company capitalized $22.3 million and $10.2 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended September 30, 2021 and 2020, respectively, and $63.8 million and $29.1 million in the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, there was $1.88 billion of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 3.0 years. The Company accounts for forfeitures as they occur.
Note 14. Income Taxes
The Company’s tax provision or benefit for income taxes for interim periods has generally been determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, the accounting guidance permits the use of the actual effective tax rate for the year-to-date period. In the three and nine months ended September 30, 2021, the Company used this approach because it was unable to reasonably estimate its annual effective tax rate due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.
The Company recorded a benefit from income taxes of $190.3 million and $192.7 million for the three and nine months ended September 30, 2021, respectively. The Company recorded a provision for income taxes of $1.0 million and $1.08 billion for the three and nine months ended September 30, 2020, respectively. For the nine months ended September 30, 2020, the provision for income taxes consisted of the establishment of a valuation allowance against deferred tax assets of $1.10 billion of a foreign subsidiary, which was partially offset by an income tax benefit of $18.6 million. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance establishment in 2020, the accrual related to the ongoing Federal Trade Commission matter described in Note 15 - Commitments and Contingencies that is not expected to be tax-deductible if and when paid, research and development credits, stock-based compensation, and foreign tax rate differences.
The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2020, the Company concluded that the deferred tax assets in a foreign subsidiary were not more-likely-than-not to be realized and recorded a full valuation allowance against such deferred tax assets in the approximate amount of $1.10 billion. As of September 30, 2021, there have been no changes to the Company's conclusion.
As of September 30, 2021, the Company had $1.13 billion of deferred tax assets for which it has not established a valuation allowance, related to the U.S. federal, states other than Massachusetts and California, and certain international subsidiaries. The Company completed its reassessment of the ability to realize these assets and concluded that a valuation allowance was not required.
As of September 30, 2021, the Company had $383.3 million of unrecognized tax benefits, of which $295.9 million could result in a reduction of the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation allowance recorded for California and Massachusetts deferred tax assets.
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

Note 15. Commitments and Contingencies
Credit Facility
The Company has a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. In March 2021, the Company entered into an amendment to the revolving credit agreement to increase the amount of indebtedness the Company may incur from $4.5 billion to $6.0 billion and to permit the convertible note issuance and hedge transactions associated with the 2026 Notes. As of September 30, 2021, no amounts had been drawn under the credit facility.
Contractual Obligations
The Company's principal commitments consist of obligations under the Notes (including principal and coupon interest), operating and finance leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments.
During the nine months ended September 30, 2021, the Company issued $1.44 billion in aggregate principal amount of the 2026 Notes. As of September 30, 2021, the Company's contractual obligation to settle commitments related to the 2026 Notes is $1.44 billion for the year ended December 31, 2026. On September 15, 2021, the Company repaid at maturity the $954.0 million of principal balance associated with its 2021 Notes.
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
In January 2021, the Company entered into a binding agreement to settle the shareholder derivative lawsuits. The derivative settlement resolves all claims asserted against the Company and the other named defendants in the derivative lawsuits without any liability or wrongdoing attributed to them personally or the Company. Under the terms of the settlement, the Company's board of directors will adopt and implement certain corporate governance modifications. On July 27, 2021, the Court of Chancery of the State of Delaware approved the settlement agreement, and in the three months ended September 30, 2021, the Company received $38.0 million of insurance proceeds to be used for general corporate purposes. The settlement does not require the Company to make any payment, aside from covering certain administrative costs related to the settlement.
The shareholder class action lawsuit was scheduled for trial on September 20, 2021. In September 2021, prior to the start of the trial, the Company negotiated and entered into a binding agreement to settle the shareholder class action lawsuit. The proposed class action settlement resolves all claims asserted against the Company and the other named defendants in the shareholder class action lawsuit without any liability or wrongdoing attributed to them personally or to the Company. Under the terms of the proposed settlement, the Company will pay $809.5 million. The settlement agreement is subject to final approval by the U.S. District Court for the Northern District of California. The Company recorded an accrual of $809.5 million for the proposed settlement, which is included in accrued and other current liabilities on the consolidated balance sheet as of September 30, 2021 and in litigation settlement, net in the consolidated statements of operations in the three and nine months ended September 30, 2021. In October 2021, the Company paid the settlement amount to escrow from cash on hand. Following the agreements to settle the class action and derivative lawsuits, no other matters related to the aforementioned putative class actions and derivative actions remain outstanding.
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

On July 28, 2020, the Company received a draft complaint from the Federal Trade Commission (FTC) alleging violations of the Company’s 2011 consent order with the FTC and the Federal Trade Commission Act. The allegations relate to the Company’s use of phone number and/or email address data provided for safety and security purposes for targeted advertising during periods between 2013 and 2019. The Company estimates that the range of probable loss in this matter is $150.0 million to $250.0 million and recorded an accrual of $150.0 million in the three months ended June 30, 2020. The accrual is included in accrued and other current liabilities in the consolidated balance sheets as of September 30, 2021. The matter remains unresolved, and there can be no assurance as to the timing or the terms of any final outcome.
On January 15, 2021, a derivative action was filed in the Delaware Chancery Court against certain directors of the Company alleging that the directors violated their fiduciary duties in deciding to enter into the Cooperation Agreement with certain affiliates of Elliott Management Corporation, to enter into the Investment Agreement with an affiliate of Silver Lake Partners, and to authorize a program to repurchase up to $2.0 billion of the Company's common stock. The Company and the directors dispute the claims and intend to defend the lawsuit vigorously. The defendants moved to dismiss the complaint on March 19, 2021 and on September 10, 2021, the Court denied defendants’ motion to dismiss. Defendants’ answer to the complaint is currently due October 29, 2021.
On February 22, 2021, a derivative action was filed in the Delaware Chancery Court against Jack Dorsey alleging that Mr. Dorsey violated his fiduciary duties relating to various alleged privacy and cybersecurity issues. The parties have agreed to a stay of this action pending the outcome of the Company's board of directors' investigation of the claims. The Company and Mr. Dorsey dispute the claims and intend to defend the lawsuit vigorously.
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
The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. With respect to the cases, actions, and inquiries described above, the Company evaluates the associated developments on a regular basis and will accrue a liability when it believes a loss is probable and the amount can be reasonably estimated. In addition, the Company believes there is a reasonable possibility that it may incur a loss in some of these matters and the loss may be material or exceed its estimated ranges of possible loss. With respect to the matters described above that do not include an estimate of the amount of loss or range of possible loss, such losses or range of possible losses either are not material or may be material but cannot be estimated.
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
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of September 30, 2021 and December 31, 2020.

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
Highlights of Quarterly Results
Revenue for the three months ended September 30, 2021 totaled $1.28 billion, an increase of 37% year over year.
•Advertising revenue totaled $1.14 billion, an increase of 41% year over year.
•Data licensing and other revenue totaled $143.3 million, an increase of 12% year over year.
•U.S. revenue totaled $741.9 million, an increase of 45% year over year.
•International revenue totaled $541.9 million, an increase of 28% year over year.
•Total ad engagements increased 6% year over year.
•Cost per engagement increased 33% year over year.
Average monetizable daily active usage (mDAU) for the three months ended September 30, 2021 was 211 million, an increase of 13% year over year.
Net loss was $536.8 million for the three months ended September 30, 2021 compared to net income of $28.7 million for the three months ended September 30, 2020.
Loss from operations was $742.5 million, or 58% of total revenue, for the three months ended September 30, 2021, compared to income from operations of $56.1 million, or 6% of total revenue, for the three months ended September 30, 2020. Loss from operations in the three months ended September 30, 2021 includes a one-time litigation-related net charge of $765.7 million(1), as well as ongoing investments.
Cash, cash equivalents and short-term investments in marketable securities totaled $7.41 billion as of September 30, 2021.
Overview
The COVID-19 pandemic, which has been ongoing since the first quarter of 2020, has resulted in public health responses including travel bans, restrictions, social distancing requirements, and shelter-in-place orders, which have impacted our business, operations, and financial performance in different ways. As a result of the COVID-19 pandemic, we experienced a reduction in advertiser demand in the first half of 2020. After that time, advertisers around the world increased their investment on Twitter. We saw continued momentum across key markets around the world, driven by revenue product improvements, strong sales execution, and increased advertiser demand for digital ads in general. The ongoing impact of the COVID-19 pandemic on our business and on global economic activity continues to evolve and may again in the future adversely affect our business, operations and financial results.
In the third quarter of 2021, we continued to make progress on our brand and direct response offerings, with updated ad formats, improved targeting, and better measurement. We continue to see opportunities around personalization on Twitter as we better leverage our unique signal to improve people’s experience and show them more effective ads across both brand and direct response. The associated revenue impact from Apple's App Tracking Transparency policy is likely to vary across platforms given the unique mix of ad formats, signal, and remediations on each, as well as other factors. The mitigations we have put in place, and the speed with which we have adopted new standards and resulting changes across our technical stack, have contributed to minimizing our impact. It is still too early for Twitter to assess the long-term impact of Apple’s privacy-related iOS changes, but the revenue impact this quarter was lower than we expected, and we expect ongoing modest impact in the fourth quarter of 2021. We have seen our revenue product development, both related to and distinct from ATT, improve the performance of our products and we expect that to continue.

(1) Includes a charge of $809.5 million partially offset by an insurance recovery of $5.8 million. In addition, during the third quarter of 2021 we received insurance proceeds of $38.0 million related to the settlement of separate earlier shareholder derivative lawsuits.

On October 6, 2021 we entered into a definitive agreement to sell our MoPub business to AppLovin Corporation for $1.05 billion in cash. The sale of MoPub enables us to concentrate more of our efforts on the significant opportunity for performance-based advertising, small and medium-sized business (SMB) offerings, and commerce initiatives on Twitter. The sale of MoPub is expected to close in the first quarter of 2022, subject to customary closing conditions, including the receipt of regulatory approval. While the product, engineering, and go-to-market teams associated with MoPub are largely expected to shift over to these key focus areas immediately upon the closing of the transaction, it will take time for their work to deliver results. As a result, we do not expect to recoup the full revenue loss associated with the sale of MoPub in 2022, but there are no changes to our long-term goals with an increased focus and additional resources working on increasing our market share within the addressable market for ads on our website and applications.
We continue to expect total revenue to grow faster than expenses in 2021 (excluding the one-time charge associated with litigation discussed above), and we expect to continue our investment posture as we enter next year. Our expected headcount growth in 2021 of 30% or more, with annual merit increases, and investments we made in 2021 including for our new data center will flow into annual expenses for 2022, likely resulting in a mid-20% increase in total expenses next year prior to hiring any more people or making additional investments during 2022.
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
In the three months ended September 30, 2021, we had 211 million average mDAU, which represents an increase of 13% from the three months ended September 30, 2020. The increase was driven by ongoing product improvements and global conversation around current events. In the three months ended September 30, 2021, we had 37 million average mDAU in the United States and 174 million average mDAU in the rest of the world, which represent increases of 4% and 15%, respectively, from the three months ended September 30, 2020.
Looking ahead, we expect mDAU in the fourth quarter of 2021 to grow at or above the rate in the third quarter of 2021 of 13% on a year-over-year basis. Sequential growth for US mDAU in the fourth quarter over the last four years has ranged from a decrease of 1 million to an increase of 1 million. With recent product improvements, we expect to be in the top half of that range in the fourth quarter of 2021.
For additional information on how we calculate changes in mDAU and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monetizable Daily Active Usage: Worldwide
(quarterly average in millions)*
220
200
180
160
140
120
100
152
166
186
187
192
199
206
211
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021

Monetizable Daily Active Usage: United States
(quarterly average in millions)
40
30
20
31
33
36
36
37
38
37
37
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021

Monetizable Daily Active Usage:
International
(quarterly average in millions)
180
170
160
150
140
130
120
110
100
121
133
150
152
155
162
169
174
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021

* Please note the sum of average mDAU in the United States and average mDAU in the rest of the world may not equal the total average mDAU indicated due to rounding.

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
In the three months ended September 30, 2021, ad engagements increased 6% from the three months ended September 30, 2020, due to our growing audience and increased demand for ads on a year-over-year basis, offset in part by a mix shift to lower funnel ad formats which, although they have higher cost per ad engagement, generally have lower engagement rates. In the three months ended September 30, 2021, cost per ad engagement increased by 33% compared to the three months ended September 30, 2020, primarily driven by like-for-like price increases across most ad formats due to the impact of the COVID-19 pandemic last year as well as a mix shift toward lower funnel ad formats.

Ad Engagement Year-over-Year Change
(% Change)
29%
25%
3%
27%
35%
11%
32%
6%
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021

Cost Per Ad Engagement Year-over-Year Change
(% Change)
-13%
-19%
-25%
-9%
-3%
19%
42%
33%
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021

Results of Operations
The following tables set forth our consolidated statements of operations data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Advertising services	$1,140,504	$808,449	$3,092,755	$2,052,635
Data licensing and other	143,313	127,784	417,507	374,673
Total revenue	1,283,817	936,233	3,510,262	2,427,308
Costs and expenses (1)
Cost of revenue	484,479	361,388	1,282,419	933,464
Research and development	324,252	208,877	874,820	625,071
Sales and marketing	301,078	215,285	837,572	643,858
General and administrative	150,855	94,576	409,864	450,181
Litigation settlement, net	765,701	—	765,701	—
Total costs and expenses	2,026,365	880,126	4,170,376	2,652,574
Income (loss) from operations	(742,548)	56,107	(660,114)	(225,266)
Interest expense	(13,284)	(39,614)	(40,362)	(112,712)
Interest income	8,125	17,167	28,328	75,077
Other income (expense), net	20,625	(3,977)	76,370	(12,057)
Income (loss) before income taxes	(727,082)	29,683	(595,778)	(274,958)
Provision (benefit) for income taxes	(190,325)	1,024	(192,675)	1,082,784
Net income (loss)	$(536,757)	$28,659	$(403,103)	$(1,357,742)
(1)Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$11,627	$8,581	$33,479	$23,333
Research and development	101,515	66,111	269,983	204,686
Sales and marketing	27,105	25,550	84,647	73,572
General and administrative	24,048	15,727	65,261	45,157
Total stock-based compensation expense	$164,295	$115,969	$453,370	$346,748

The following table sets forth our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Advertising services	89%	86%	88%	85%
Data licensing and other	11	14	12	15
Total revenue	100	100	100	100
Costs and expenses
Cost of revenue	38	39	37	38
Research and development	25	22	25	26
Sales and marketing	23	23	24	27
General and administrative	12	10	12	19
Litigation settlement, net	60	—	22	—
Total costs and expenses	158	94	119	109
Income (loss) from operations	(58)	6	(19)	(9)
Interest expense	(1)	(4)	(1)	(5)
Interest income	1	2	1	3
Other income (expense), net	2	—	2	—
Income (loss) before income taxes	(57)	3	(17)	(11)
Provision (benefit) for income taxes	(15)	0	(5)	45
Net income (loss)	(42)%	3%	(11)%	(56)%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Advertising services	$1,140,504	$808,449	41%	$3,092,755	$2,052,635	51%
Data licensing and other	143,313	127,784	12%	417,507	374,673	11%
Total revenue	$1,283,817	$936,233	37%	$3,510,262	$2,427,308	45%
Revenue in the three and nine months ended September 30, 2021 increased by $347.6 million or 37% and $1.08 billion or 45%, respectively, compared to the three and nine months ended September 30, 2020.
Advertising revenue in the three and nine months ended September 30, 2021 increased by $332.1 million or 41% and $1.04 billion or 51%, respectively, compared to the three and nine months ended September 30, 2020. The increase in advertising revenue in the three and nine months ended September 30, 2021 as compared to the prior year was driven by revenue product improvements, strong sales execution, and a broad increase in advertiser demand.
The increase in advertising revenue in the three and nine months ended September 30, 2021 was attributable to increases in the number of ad engagements of 6% and 15%, respectively, and increases in cost per ad engagement of 33% and 31%, respectively, compared to the same periods in 2020. The increase in the number of ad engagements was due to our growing audience and increased demand for ads on a year-over-year basis, offset in part by a mix shift to lower funnel ad formats which, although they have higher cost per ad engagement, generally have lower engagement rates. The increase in cost per ad engagement was primarily driven by like-for-like price increases across most ad formats due to the impact of the COVID-19 pandemic last year as well as a mix shift toward lower funnel ad formats.
In the three and nine months ended September 30, 2021, data licensing and other revenue increased by 12% and 11% compared to the three and nine months ended September 30, 2020. The increase was primarily attributable to growth in MoPub.
Looking ahead, we will continue to invest in revenue products as we work to improve our ad formats to deliver increased value to advertisers around the world. As our mDAU grows, we believe the potential to increase our revenue grows. In the near term, our revenue will be impacted by the sale of MoPub, but we expect that we will recover that revenue as a result of our increased focus and additional resources working on increasing our market share within the addressable market for ads on our website and applications.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Cost of revenue	$484,479	$361,388	34%	$1,282,419	$933,464	37%
Cost of revenue as a percentage of revenue	38%	39%		37%	38%
In the three months ended September 30, 2021, cost of revenue increased by $123.1 million compared to the three months ended September 30, 2020. The increase was attributable to an $80.4 million increase in other direct costs, primarily driven by an increase in revenue share expenses and personnel-related costs mainly driven by an increase in employee headcount, and a $42.7 million increase in infrastructure costs.

In the nine months ended September 30, 2021, cost of revenue increased by $349.0 million compared to the nine months ended September 30, 2020. The increase was attributable to a $230.7 million increase in other direct costs, primarily driven by an increase in revenue share expenses and personnel-related costs mainly driven by an increase in employee headcount, and a $118.3 million increase in infrastructure costs.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Research and development	$324,252	$208,877	55%	$874,820	$625,071	40%
Research and development as a percentage of revenue	25%	22%		25%	26%
In the three months ended September 30, 2021, research and development expenses increased by $115.4 million compared to the three months ended September 30, 2020. The increase was attributable to a $129.1 million increase in personnel-related costs mainly driven by an increase in employee headcount as we continue to focus investments in engineering, product, design, and research, and a $31.5 million increase in facilities costs and other administrative expenses, offset by a $45.2 million increase in the capitalization of costs associated with developing software for internal use.
In the nine months ended September 30, 2021, research and development expenses increased by $249.7 million compared to the nine months ended September 30, 2020. The increase was attributable to a $298.5 million increase in personnel-related costs mainly driven by an increase in employee headcount as we continue to focus investments in engineering, product, design, and research, and a $72.4 million increase in facilities costs and other administrative expenses, offset by a $121.2 million increase in the capitalization of costs associated with developing software for internal use.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Sales and marketing	$301,078	$215,285	40%	$837,572	$643,858	30%
Sales and marketing as a percentage of revenue	23%	23%		24%	27%
In the three months ended September 30, 2021, sales and marketing expenses increased by $85.8 million compared to the three months ended September 30, 2020. The increase was attributable to a $45.3 million increase in sales related expenses due to higher revenue as well as in marketing expenses, a $24.4 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $16.1 million increase in facilities costs and other administrative expenses.
In the nine months ended September 30, 2021, sales and marketing expenses increased by $193.7 million compared to the nine months ended September 30, 2020. The increase was attributable to a $92.1 million increase in sales related expenses due to higher revenue as well as in marketing expenses, a $70.0 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $31.6 million increase in facilities costs and other administrative expenses.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
General and administrative	$150,855	$94,576	60%	$409,864	$450,181	(9)%
General and administrative as a percentage of revenue	12%	10%		12%	19%
In the three months ended September 30, 2021, general and administrative expenses increased by $56.3 million compared to the three months ended September 30, 2020. The increase was attributable to a $64.5 million increase in personnel-related costs, mainly driven by an increase in employee headcount, and professional service fees, offset by a $8.2 million decrease in facilities costs and other administrative expenses.
In the nine months ended September 30, 2021, general and administrative expenses decreased by $40.3 million compared to the nine months ended September 30, 2020. The decrease was attributable to the absence of a $150.0 million legal expense related to an ongoing FTC matter recorded in the second quarter of 2020 and a net decrease of $35.0 million in facilities costs and other administrative expenses, offset by an $144.7 million increase in personnel-related costs, mainly driven by an increase in employee headcount, and professional service fees.
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

Litigation Settlement, Net
In September 2021, we entered into a binding agreement to settle a shareholder class action lawsuit. The proposed settlement resolves all claims asserted against us and the other named defendants in the shareholder class action lawsuit without any liability or wrongdoing attributed to them personally or to us. Under the terms of the proposed settlement, we will pay $809.5 million. The settlement agreement is subject to final approval by the U.S. District Court for the Northern District of California. In the three months ended September 30, 2021, we recorded a charge of $809.5 million for the settlement in the consolidated statements of operations, partially offset by an insurance recovery of $5.8 million. In addition, in the third quarter of 2021 we received insurance proceeds of $38.0 million related to the settlement of separate earlier shareholder derivative lawsuits. In October 2021, we paid the settlement amount to escrow from cash on hand.
Interest Expense
Interest expense consists primarily of interest expense incurred in connection with the $954.0 million principal amount of 1.00% convertible senior notes due in 2021, or the 2021 Notes, which we repaid at maturity in September 2021, the $1.15 billion principal amount of 0.25% convertible senior notes due in 2024, or the 2024 Notes, the $1.44 billion principal amount of 0% convertible senior notes due 2026, or the 2026 Notes, the $700.0 million principal amount of 3.875% senior notes due in 2027, or the 2027 Notes, and the $1.0 billion principal amount of 0.375% convertible senior notes due in 2025, or the 2025 Notes, and interest expense related to finance leases and other financing facilities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Interest expense	$13,284	$39,614	(66)%	$40,362	$112,712	(64)%
In the three and nine months ended September 30, 2021, interest expense decreased by $26.3 million and $72.4 million compared to the three and nine months ended September 30, 2020, respectively. The decreases were primarily attributable to our adoption of the accounting standard update to simplify the accounting for convertible debt on January 1, 2021. Interest expense is estimated to decrease by approximately $100.0 million during the year ending December 31, 2021 due to the adoption of the new convertible debt accounting standard on January 1, 2021.
Interest Income
Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Interest income	$8,125	$17,167	(53)%	$28,328	$75,077	(62)%
In the three and nine months ended September 30, 2021, interest income decreased by $9.0 million and $46.7 million compared to the three and nine months ended September 30, 2020, respectively. The decreases were primarily attributable to lower interest rates.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Other income (expense), net	$20,625	$(3,977)	$76,370	$(12,057)
In the three and nine months ended September 30, 2021, other income, net was $20.6 million and $76.4 million, compared to other expense, net, of $4.0 million and $12.1 million in the three and nine months ended September 30, 2020, respectively. The change was primarily attributable to gains of $24.9 million and $60.9 million on an investment in a privately-held company in the three and nine months ended September 30, 2021, respectively, compared to impairment charges of $0.5 million and $8.5 million on investments in privately-held companies in the three and nine months ended September 30, 2020, respectively.

Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. Our provision (benefit) for income taxes for interim periods has generally been determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, the accounting guidance permits the use of the actual effective tax rate for the year-to-date period. In the three and nine months ended September 30, 2021, we used this approach because we were unable to reasonably estimate our annual effective tax rate due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$(190,325)	$1,024	$(192,675)	$1,082,784
We recorded a benefit from income taxes of $190.3 million and $192.7 million for the three and nine months ended September 30, 2021, respectively. We recorded a provision for income taxes of $1.0 million and $1.08 billion for the three and nine months ended September 30, 2020, respectively. For the nine months ended September 30, 2020, the provision for income taxes consisted of the establishment of a valuation allowance against deferred tax assets of $1.10 billion of a foreign subsidiary, partially offset by an income tax benefit of $18.6 million. The change in income taxes for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to a tax benefit from the litigation settlement accrual described in Note 15 - Commitments and Contingencies, other changes in the Company's income (loss) before income taxes, and tax deductions for stock-based compensation. The change in income taxes for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily from the valuation allowance establishment in 2020, and a tax benefit from the litigation settlement accrual described in Note 15 - Commitments and Contingencies in the nine months ended September 30, 2021.
We reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2020, we concluded that the deferred tax assets in a foreign subsidiary are not more-likely-than-not to be realized and recorded a full valuation allowance against such deferred tax assets in the approximate amount of $1.10 billion. As of September 30, 2021, there have been no changes to our conclusion.
As of September 30, 2021, we had $1.13 billion of deferred tax assets for which we have not established a valuation allowance, related to the U.S. federal, states other than Massachusetts and California, and certain international subsidiaries. We completed our reassessment of the ability to realize these assets and concluded that a valuation allowance was not required.
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
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net loss	$(403,103)	$(1,357,742)
Net cash provided by operating activities	$1,161,131	$662,570
Net cash provided by (used in) investing activities	$563,653	$(1,232,889)
Net cash provided by (used in) financing activities	$(231,124)	$981,270
Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. In March 2021, we received net proceeds of approximately $1.42 billion from the issuance of the 2026 Notes, after deducting the debt issuance costs. In September 2021, we repaid at maturity the $954.0 million of principal balance associated with our 2021 Notes.
In March 2020, our Board of Directors authorized a program to repurchase up to $2.0 billion of our common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock and may be suspended at any time at our discretion. In the three and nine months ended September 30, 2021, we repurchased 2.6 million and 11.2 million shares for an aggregate amount of $169.4 million and $664.8 million, respectively. The repurchases include 87,000 shares for $5.3 million that were not settled as of September 30, 2021 and that are presented as treasury stock on the consolidated balance sheets as of such date.

As of September 30, 2021, we had $7.41 billion of cash, cash equivalents and short-term investments in marketable securities, of which $246.2 million was held by our foreign subsidiaries. We do not plan to indefinitely reinvest these funds held by our foreign subsidiaries and have accrued the incremental taxes due as part of repatriation. In October 2021 we paid to escrow the $809.5 million settlement related to the shareholder class action lawsuit discussed in Note 15 – Commitments and Contingencies. We believe that our existing cash, cash equivalents and short-term investment balances, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Credit Facility
We have a revolving credit agreement with certain lenders which provides for a $500.0 million revolving unsecured credit facility maturing on August 7, 2023. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. In March 2021, we entered into an amendment to the revolving credit agreement to increase the amount of indebtedness we may incur from $4.5 billion to $6.0 billion and to permit the convertible note issuance and hedge transactions associated with the 2026 Notes. As of September 30, 2021, no amounts had been drawn under the credit facility.
Operating Activities
Cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, amortization of discount on our Notes, deferred income taxes, impairment of (gain on) on investments in privately-held companies, non-cash restructuring charges, as well as the effect of changes in working capital and other activities. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenue, increases in operating expenses and costs related to acquisitions. For additional discussion, see “Part II—Other Information, Item 1A. Risk Factors.”
Cash provided by operating activities in the nine months ended September 30, 2021 was $1.16 billion, an increase of $498.6 million compared to the nine months ended September 30, 2020. Cash provided by operating activities was driven by net income of $403.1 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $557.1 million, including $453.4 million of stock-based compensation expense and $399.3 million of depreciation and amortization expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $1.01 billion.
Cash provided by operating activities in the nine months ended September 30, 2020 was $662.6 million. Cash provided by operating activities was driven by net loss of $1.36 billion, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $1.87 billion, of which $1.10 billion was due to a provision for income taxes related to the establishment of a valuation allowance against deferred tax assets, $366.5 million was related to depreciation and amortization expense, and $346.7 million was related to stock-based compensation expense, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $145.4 million.
Investing Activities
Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.
Cash provided by investing activities in the nine months ended September 30, 2021 was $563.7 million, compared to cash used in investing activities of $1.23 billion in the nine months ended September 30, 2020. The change was primarily due to a $2.32 billion decrease in purchases of marketable securities, a $216.2 million increase in proceeds from sales of marketable securities, an $11.3 million decrease in cash used in business combinations, a $2.7 million decrease in cash used in other investing activities, and a $1.1 million increase in proceeds from sales of property and equipment, offset by a $378.6 million decrease in proceeds from maturities of marketable securities, a $293.8 million increase in purchases of property and equipment, a $29.4 million increase in purchases of investments in privately-held companies, and $52.0 million of investments in the Finance Justice Fund, a socially responsible investment that aims to bring capital from corporate and philanthropic partners to individuals and communities in America most underestimated by mainstream finance, in the nine months ended September 30, 2021.
We anticipate making capital expenditures of approximately $85 million to $135 million in the fourth quarter of 2021 as we complete the final buildout of our new data center in 2021 and support our existing data centers and infrastructure needs.

Financing Activities
Our primary financing activities consist of issuances of securities, including common stock issued under our employee stock purchase plan and issuances of our Notes, repurchases of common stock under our share repurchase program, repayment of Convertible Notes, payments of finance lease obligations, and stock option exercises by employees and other service providers.
Cash used in financing activities in the nine months ended September 30, 2021 was $231.1 million, compared to cash provided by financing activities of $981.3 million in the nine months ended September 30, 2020. The change was primarily due to a $954.0 million repayment of convertible notes, $664.8 million of repurchases of common stock in the nine months ended September 30, 2021, and a $3.4 million increase in tax payments related to net share settlements of equity awards, offset by $1.42 billion of net proceeds from the issuance of the 2026 Notes net of issuance costs, which was reduced by a net cash outflow of $52.3 million for the purchase of convertible note hedges and sale of warrants entered into in connection with the issuance of the 2026 Notes in the nine months ended September 30, 2021, compared to $985.3 million of net proceeds from the issuance of the 2025 Notes net of issuance costs in the nine months ended September 30, 2020, a $20.0 million decrease in payments of finance lease obligations, a $5.1 million increase in proceeds from the issuance of shares of common stock from the ESPP, and a $1.6 million increase in proceeds from option exercises.
Contractual Obligations
Our principal commitments consist of obligations under the Notes (including principal and coupon interest), finance and operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. Refer to Note 15 – Commitments and Contingencies for more details.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2021.

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
A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of September 30, 2021, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $36.2 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.
As of September 30, 2021, we had $3.59 billion aggregate principal amount of Convertible Notes outstanding and $700.0 million aggregate principal amount of 2027 Notes outstanding. We carry the Notes at face value less amortized discount on the consolidated balance sheets. Since the 2024 Notes, 2025 Notes, and 2027 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.
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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three and nine months ended September 30, 2021 and 2020. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollar would have resulted in a gain or loss of approximately $10.3 million as of September 30, 2021.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
We are currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform or our actions related thereto, intellectual property, privacy, data protection, consumer protection, securities, employment, and contractual rights. Legal risk may be enhanced in jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear, and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary, among other things, to defend ourselves, and the people on Twitter or to establish our rights. For information regarding legal proceedings in which we are involved, see “Legal Proceedings” in Note 15 of the accompanying notes to our consolidated financial statements, which is incorporated herein by reference.
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
We face intense competition for people to use our platform, and for content and data partners. We compete for our audience against a variety of social networking platforms, messaging companies and media companies, some of which have greater financial resources, larger audiences or more established relationships with advertisers, such as Facebook (including Instagram and WhatsApp), Alphabet (including Google and YouTube), Microsoft (including LinkedIn), Snapchat, TikTok, and Yahoo, or in certain regions WeChat, Kakao and Line. New or existing competitors may draw people towards their products or services and away from ours by introducing new product features, including features similar to those we offer, investing their greater resources in audience acquisition efforts or otherwise developing products or services that audiences choose to engage with rather than Twitter, any of which could decrease mDAU growth or engagement and negatively affect our business.
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
We encourage employees to quickly develop and help us launch new and innovative features. We focus on improving the experience for people using our products and services, which includes measures to help protect the privacy of people on Twitter. Similarly, we prioritize developing new and improved products and services for advertisers on our platform. We frequently make product, product feature and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with our goals to improve the long-term experience for people on Twitter and/or performance for advertisers, which we believe will improve our operating results over the long term. For example, in October 2021 we entered into a definitive agreement to sell our MoPub business. The sale of MoPub enables us to concentrate more of our efforts on the significant opportunity for performance-based advertising, SMB offerings, and commerce initiatives on Twitter. While the product, engineering, and go-to-market teams associated with MoPub are largely expected to shift over to these key focus areas immediately upon the closing of the transaction, it will take time for their work to deliver results. As a result, we do not expect to recoup the full revenue loss associated with the sale of MoPub in 2022, but there are no changes to our long-term goals with an increased focus and additional resources working on increasing our market share within the addressable market for ads on our website and apps. However, we can provide no assurance that we will recoup the revenue impact from MoPub on the expected timeline, or at all.

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
Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. For example, to the extent the pandemic continues to disrupt economic activity globally, it could adversely affect our business, financial condition and operating results through prolonged decreases in advertising spend, credit deterioration of our customers, depressed economic activity, or declines in capital markets. The impacts of the COVID-19 pandemic, including supply chain constraints and labor shortages, have caused advertisers in a variety of industries to be cautious in their spending and may lead to decreases in advertising revenue in future periods. While the economy is reopening in various parts of the world, some countries and locations are reinstating lockdowns and other restrictions that make a full recovery difficult to predict. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan.

We have incurred significant operating losses in the past, and we may not be able to maintain profitability or accurately predict fluctuations in our operating results from quarter to quarter.
While we have been profitable on a generally accepted accounting principles in the United States (GAAP) basis at times, our quarterly operating results have fluctuated in the past and will fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicators of future performance. Our operating results in any given quarter have been and can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
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
•costs related to the acquisition or divestiture of businesses, talent, technologies or intellectual property, including potentially significant amortization costs;
•changes as a result of acquisitions or dispositions of assets or businesses;
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
In October 2021 we entered into a definitive agreement to sell our MoPub business. The sale of MoPub enables us to concentrate more of our efforts on the significant opportunity for performance-based advertising, SMB offerings, and commerce initiatives on Twitter. While the product, engineering, and go-to-market teams associated with MoPub are largely expected to shift over to these key focus areas immediately upon the closing of the transaction, it will take time for their work to deliver results. As a result, we do not expect to recoup the full revenue loss associated with the sale of MoPub in 2022, but there are no changes to our long-term goals with an increased focus and additional resources working on increasing our market share within the addressable market for ads on our website and apps. However, we can provide no assurance that we will recoup the revenue impact from MoPub on the expected timeline, or at all.

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
We calculate our mDAU using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring mDAU and mDAU engagement. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the third quarter of 2021 continued to represent fewer than 5% of our mDAU during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, but we otherwise treat multiple accounts held by a single person or organization as multiple accounts for purposes of calculating our mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of mDAU growth and engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our metrics to be accurate representations of our total accounts or mDAU engagement, or if we discover material inaccuracies in our metrics, our reputation may be harmed and content partners, advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. If investors, analysts or customers do not believe our reported measures, such as mDAU, are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be adversely impacted.
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
From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy or data protection rights of the people on Twitter and others. While we strive to comply with applicable laws and regulations relating to privacy, data protection and data security, our privacy policies and other obligations we may have with respect to privacy, data protection and data security, the failure or perceived failure to comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Additionally, on November 3, 2020, a ballot initiative in California passed a new privacy law, the California Privacy Rights Act (CPRA). The CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of the CCPA, the CPRA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Moreover, foreign data protection, privacy, and other laws and regulations are often more restrictive or burdensome than those in the United States. For example, the GDPR imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we have historically relied upon a variety of legal bases to transfer certain personal information outside of the European Economic Area (EEA), including the EU-U.S. Privacy Shield Framework, the Swiss-U.S. Privacy Shield Framework, and EU Standard Contractual Clauses (SCCs). These legal bases all have been, and may be, the subject of legal challenges and on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield framework and imposed additional obligations on companies when relying on the SCCs. This CJEU decision may result in different EEA data protection regulators applying differing standards for, or require ad hoc verification of measures taken with respect to, certain data flows. The CJEU’s decision, the European Commission’s issuance of new SCCs in June 2021, the use of which was required in connection with new contracts and new personal data processing operations as of September 27, 2021, and continued guidance from the European Commission and European Data Protection Board (EDPB) may require us to take additional steps to legitimize impacted personal data transfers, and we may find it necessary or desirable to modify our data handling practices in connection with this decision or future legal challenges relating to cross-border data transfers. This could result in additional contractual negotiations and increased costs of compliance and limitations on our customers, vendors, and us. This CJEU decision or future legal challenges also could result in us being required to implement duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or could limit our ability to collect or process personal information in Europe, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged. Moreover, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (ePrivacy Regulation), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition and operating results.

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
We have faced and will continue to face claims relating to content that is published or made available through our products and services or third-party products or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, illegal content, misinformation, content regulation and personal injury torts. The laws relating to the liability of providers of online products or services for activities of the people who use them remains somewhat unsettled, both within the United States and internationally. For example, there are various Executive and Congressional efforts to restrict the scope of the protections from legal liability for content moderation decisions and third-party content posted on online platforms that are currently available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for content moderation decisions and third-party content posted on our platform in the United States could decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs. This risk may be enhanced in certain jurisdictions outside the United States where we may be less protected under local laws than we are in the United States. For example, we are subject to legislation in Germany that may impose significant fines for failure to comply with certain content removal and disclosure obligations. Other countries, including Brazil, Turkey, Singapore, India, Australia, and the United Kingdom, have implemented or are considering similar legislation imposing penalties for failure to remove certain types of content. In addition, the public nature of communications on our platform exposes us to risks arising from the creation of impersonation accounts intended to be attributed to people on Twitter or our advertisers. We could incur significant costs investigating and defending these claims. If we incur material costs or liability as a result of these occurrences, our business, financial condition and operating results would be adversely impacted.
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
Our success will depend, in part, on our ability to expand our products, product features and services, and grow our business in response to changing technologies, demands of people on Twitter and our advertisers and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:
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
In certain cases, we have also divested or stopped investing in certain businesses or products, including products that we acquired, and we may continue to do so. For example, in October 2021, we entered into a definitive agreement to sell MoPub, our mobile-focused advertising exchange. The sale of a business or product line may require us to restructure operations and/or terminate employees, and could expose us to unanticipated ongoing obligations and liabilities, including as a result of our indemnification obligations. Additionally, such transactions could disrupt our customer, supplier and/or employee relationships and divert management and our employees’ time and attention. During the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and that the transaction may not close, which could have a material and adverse effect on the business to be divested and on us. If a divestiture is not completed for any reason, we may not be able to find a buyer on the same terms. If we decide to sell a business or product line, we may experience difficulty separating out portions of or entire businesses, incur additional expenses and potential loss of revenue or experience negative impact on margins. Ultimately, we may experience harm to our financial results, including loss of revenue, and we may not realize the expected benefits and cost savings of these actions and our operating results may be adversely impacted.
Our debt obligations could adversely affect our financial condition.
In 2018, we issued an additional $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024, or the 2024 Notes. In 2019, we issued $700.0 million in aggregate principal amount of 3.875% senior notes due 2027, which we refer to as the 2027 Notes. In 2020, we issued $1.0 billion in aggregate principal amount of 0.375% convertible senior notes due 2025, or the 2025 Notes. In March 2021, we issued $1.44 billion in aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. We refer to the 2024 Notes, the 2025 Notes, and the 2026 Notes as the Convertible Notes, and we refer to the Convertible Notes and the 2027 Notes as the Notes. As of September 30, 2021, we had $4.29 billion in aggregate principal amount of outstanding Notes. As of September 30, 2021, we also had an undrawn unsecured revolving credit facility providing for loans in the aggregate principal amount of $500.0 million.

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
In addition, the Organization for Economic Cooperation and Development (OECD) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. A significant majority of countries in the OECD's Inclusive Framework have agreed in principle to a proposed solution to address the tax challenges arising from the digitalization of the economy. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. On October 8, 2021, 136 countries agreed to sign on to a plan that would be implemented in 2023, setting a 15% minimum tax rate on corporations and a plan to reallocate part of the profits from the largest and most profitable businesses to countries where they make sales. The OECD's proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (DST). Notwithstanding this, some countries, in the European Union and beyond, continue to operate a DST regime to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.

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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any securities litigation can result in substantial costs and a diversion of our management’s attention and resources. We are currently subject to securities litigation and in September 2021, we entered into a binding agreement to settle a shareholder class action lawsuit. The proposed settlement resolves all claims asserted against us and the other named defendants in the shareholder class action lawsuit without any liability or wrongdoing attributed to them personally or to us. Under the terms of the proposed settlement, we will pay $809.5 million. The settlement agreement is subject to final approval by the U.S. District Court for the Northern District of California. We may experience more such litigation following any future periods of volatility.
The note hedge and warrant transactions may affect the value of our common stock.
Concurrent with the issuance of the 2024 Notes and 2026 Notes we entered into note hedge transactions with certain financial institutions, which we refer to as the option counterparties. The note hedge transactions are generally expected to reduce the potential dilution upon any conversion of the 2024 Notes and 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount converted with respect to the 2024 Notes or 2026 Notes as the case may be. We also entered into warrant transactions with the option counterparties. However, the warrant transactions could separately have a dilutive effect to the extent that the market price of our common stock exceeds the applicable strike price of the warrants.
The option counterparties or their respective affiliates may modify their initial hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2024 Notes and 2026 Notes, as applicable (and are likely to do so during any applicable observation period related to a conversion of the 2021 Notes, 2024 Notes and 2026 Notes as applicable, or following any repurchase of the 2024 Notes and 2026 Notes, as applicable, by us on any fundamental change repurchase date or otherwise). This activity could cause or avoid an increase or a decrease in the market price of our common stock.
Additionally, we entered into similar note hedge transactions and warrant transactions in connection with the issuance of our 2021 Notes which matured on September 15, 2021. The note hedge transactions entered into in connection with the 2021 Notes expired on September 15, 2021 and the warrant transactions in connection with the 2021 Notes expire over a 60 trading day settlement period scheduled to end on March 11, 2022. These warrant transactions could also have a dilutive effect to the extent that the market price of our common stock exceeds the strike price of such warrants.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
July 1 - 31	806	$69.03	806	$1,198
August 1 - 31	894	$65.14	894	$1,140
September 1 - 30	884	$62.92	884	$1,084
Total	2,584		2,584

(1)In March 2020, our board of directors authorized a program to repurchase up to $2.0 billion of our common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, under trading plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion. The program does not have an expiration date. Please refer to Note 13 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

TWITTER, INC.
Date: October 27, 2021	By:	/s/ Jack Dorsey
Jack Dorsey Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2021	By:	/s/ Ned Segal
Ned Segal Chief Financial Officer (Principal Financial Officer)