Form 10-K
period 2021-12-31
TWITTER, INC.
filed 2022-02-16
CIK 1418091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 as reported by the New York Stock Exchange on such date was approximately $53.55 billion.
The number of shares of the registrant’s common stock outstanding as of February 10, 2022 was 800,641,166.
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

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
•our expectations regarding our monetizable daily active usage or users (mDAU), mDAU growth and growth rates and related opportunities, as well as the continued usage of our website and mobile applications, including the impact of seasonality;
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
•our business strategies, plans and priorities, our plans for headcount growth, investment in our research and development efforts, investment in capital expenditures, and our plans to scale capacity and enhance capability and reliability of our infrastructure and new data center;
•our ability to provide new content from third parties, including our ability to secure video content on terms that are acceptable to us;
•our ability to attract advertisers to our platforms, products and services and increase the amount that advertisers spend with us;
•our ability to improve monetization of our products and services;
•our future financial performance, including trends in ad engagements and cost per ad engagement, revenue, costs and expenses (including stock-based compensation) and income taxes;
•our expectations and plans related to the sale of our MoPub business, as well as the expected timing for us to recoup the revenue impact from the sale;
•our expectations regarding certain deferred tax assets and fluctuations in our tax expense and cash taxes;
•the impact of laws and regulations relating to privacy, data protection, cybersecurity, content or copyright;
•our expectations regarding outstanding litigation or the decisions of the courts and the results of the draft complaint we received from the Federal Trade Commission;

•the effects of seasonal trends on our results of operations;
•the impact of our future transactions and corporate structuring on our income and other taxes;
•our expectations regarding our future share repurchases;
•the sufficiency of our cash and cash equivalents, short-term investment balance and credit facility together with cash generated from operations and continued access to capital markets to meet our working capital, capital expenditure, and other cash requirements including authorized share repurchases;
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
We define mDAU as people, organizations, or other accounts who logged in or were otherwise authenticated and accessed Twitter on any given day through twitter.com, Twitter applications that are able to show ads, or paid Twitter products, including subscriptions(1). Average mDAU for a period represents the number of mDAU on each day of such period divided by the number of days for such period. Changes in mDAU are a measure of changes in the size of our daily logged in or otherwise authenticated active total accounts. To calculate the year-over-year change in mDAU, we subtract the average mDAU for the three months ended in the previous year from the average mDAU for the same three months ended in the current year and divide the result by the average mDAU for the three months ended in the previous year. Additionally, our calculation of mDAU is not based on any standardized industry methodology and is not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our measures of mDAU growth and engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology.
The numbers of mDAU presented in this Annual Report on Form 10-K are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement across our large number of total accounts around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that the average of false or spam accounts during the fourth quarter of 2021 represented fewer than 5% of our mDAU during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation, and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation, or fake, we stop counting it in our mDAU, or other related metrics. We also treat multiple accounts held by a single person or organization as multiple mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform.
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

(1) We have updated our mDAU definition in the fourth quarter of 2021 to also include "paid Twitter products, including subscriptions," so this key metric continues to accurately reflect our audience as our products evolve. This change had no material impact on the number of mDAU reported in the fourth quarter of 2021, and is unlikely to do so in the near future. This change is effective for the fourth quarter of 2021 and for future periods, and it did not affect prior periods.

PART I
Item 1. BUSINESS
Overview
Twitter is what’s happening in the world and what people are talking about right now.
Our primary product, Twitter, is a global platform for public self-expression and conversation in real time. We have democratized content creation and distribution so people can consume, create, distribute and discover content about the topics and events they care about most. Through Topics, Interests, and Trends, we help people discover what’s happening through text, images, on demand and live video, and audio from people, content partners, media organizations, advertisers and others. Media outlets, websites, and other partners extend the reach of Twitter content by distributing Tweets beyond our app and website.
In 2021, we continued our work to serve the public conversation by helping people find trusted sources of information and by better organizing and surfacing the many topics and interests that bring people to Twitter, with a focus on personalization and selection. We launched products to continue helping people stay informed and discuss what matters to them such as Twitter Spaces, a new way to have live audio conversations on Twitter, and Communities, a new way to easily find and connect with people who have similar interests. We also worked to help people and businesses get paid on Twitter by introducing Ticketed Spaces, Super Follows, and Tips, which give people the ability to pay creators using a variety of payment methods to send currency or Bitcoin to creators. We also introduced Twitter Blue, Twitter’s first-ever consumer subscription offering. Twitter Blue allows our most passionate and engaged accounts to pay for exclusive features and perks that enhance and complement their existing Twitter experience.
We are making it easier to follow and participate in healthier conversations by rolling out new conversation settings globally, and giving people everywhere more control over the conversations they start on Twitter. We have furthered our efforts to improve the health of the platform, as we work to make sure that people and advertisers feel safe being a part of the conversation and can find credible information on our service. Major areas of focus within health include reducing abuse, providing more context around misinformation, and protecting the integrity of civic-related conversations.
In addition, we have made significant progress on our brand and direct response offerings with updated ad formats, improved targeting, and better measurement. We have also continued to refine our Mobile Application Promotion (MAP) and Website Traffic offerings.
On January 1, 2022, we closed the sale of our MoPub business to AppLovin Corporation. The sale of MoPub enables us to concentrate more of our efforts on the significant opportunity for performance-based advertising, small and medium-sized business (SMB) offerings, and commerce initiatives on Twitter.
Products and Services for Advertisers
Our Promoted Products enable advertisers to promote their brands, and products and services. We enable advertisers to target an audience based on a variety of factors, including who an account follows and actions taken on our platform, such as Tweets created and engagement with Tweets. We believe this data produces a clear and real-time signal of what is relevant to that account, greatly enhancing the performance of the ads we can serve on behalf of advertisers. Our Promoted Products are incorporated into our platform as native advertising and are designed to be as compelling and useful as organic content on our platform.
Currently, our Promoted Products consist of:
•Promoted Ads and Twitter Amplify. Promoted Ads (previously branded as Promoted Tweets), which are labeled as “promoted,” appear within a timeline, search results, profile pages, and Tweet conversations. Using our proprietary algorithms and understanding what is relevant to each account, we can deliver Promoted Ads that are intended to achieve the outcome that the advertiser is seeking. We enable our advertisers to target an audience based on many criteria. Our Promoted Ads are pay-for-performance or pay-for-impression delivered advertising that are priced through an auction. Our Promoted Ads include objective-based features that allow advertisers to optimize for the goal selected by the advertisers, such as Tweet engagements (e.g., Retweets, replies and likes), website traffic, mobile application installs or engagements, obtaining new followers, or video views.
•Follower Ads. Follower Ads (previously branded as Promoted Accounts), which are labeled as “promoted,” provide a way for our advertisers to build and grow an audience that is interested in their business, product or service. Our Follower Ads are pay-for-performance advertising priced through an auction.
•Twitter Takeover. Twitter Takeover (previously branded as Promoted Trends), which are labeled as “promoted,” appear at the top of the list of trending topics or timeline for an entire day in a particular country. We sell our Twitter Takeover on a fixed-fee-per-day basis.

Advertisers can also run short video ads either before or around premium video content, such as before live premium video content from publishing partners or clips from a variety of interest categories such as news, sports and entertainment. Our technology dynamically inserts those advertisers' ads into the relevant videos and delivers the ads to the audience targeted by those advertisers. We may pay content partners a portion of our advertising revenue for the right to use and distribute their content on our platform. In addition, Amplify Sponsorships allow advertisers to build brand association by sponsoring premium video content from a single publishing partner.
We recently redesigned our Amplify pre-roll video ads, designed to drive better brand lift with more ways to match content with ads. We continue to focus our investment on features that differentiate Twitter and capitalize on our value proposition for advertisers. We have made progress on our brand and direct response offerings, with updated ad formats, improved targeting, and better measurement for both MAP and website traffic (formerly named website clicks).
Our platform enables us to provide targeting capabilities based on audience attributes like geography, interests, keyword, conversation, content, and events that make it possible for advertisers to promote their brands, products and services, amplify their visibility and reach, and complement and extend the conversation around their advertising campaigns.
Our platform also enables customers to advertise across the mobile ecosystem, both on Twitter's owned and operated properties as well as off Twitter on third-party publishers’ websites, applications and other offerings. We enable advertisers to extend their reach beyond Twitter through the Twitter Audience Platform, an advertising offering that enables advertisers to extend their advertising campaigns with Twitter Promoted Products to audiences off Twitter while retaining access to Twitter's measurement, targeting and creative tools.
Content Partnerships
Video is an important way to stay informed, enabling people on Twitter and our premium content partners to better share experiences, engage in events, and converse with broader audiences. We continue to improve the conversation around global events and to increase reach, engagement, and monetization for content partners and advertisers around the world through brand safe live-streaming, highlight video clips, and video-on-demand agreements designed to complement the content from people on Twitter across a number of verticals including sports, news, gaming and entertainment. These partnerships enable content publishers and advertisers to reach fans where it all happens, when it’s happening.
Creator Monetization
Creators drive conversations, shape culture, and are some of the most engaging voices on Twitter. By helping them make money, we provide a clear and direct incentive for them to invest more of their time and money into our platform. To that end, in 2021 we launched three new monetization products for creators:
•Tips. Tips are a way to directly send small one-time payments to anyone on Twitter using a variety of payment methods, including bitcoin.
•Super Follows. Super Follows is a paid monthly subscription that offers bonus content, exclusive previews, and perks as a way to support and connect with creators on Twitter.
•Ticketed Spaces. Ticketed Spaces is a way to support creators on Twitter for their time and effort in hosting, speaking, and moderating the public conversation on Twitter Spaces. Creators can earn a share of revenue from tickets purchased to their Ticketed Spaces.
We've also built an earnings dashboard for creators to see a unified view of what they're making over their monetized products and for customers to see their purchase history.

Products for Developers and Data Partners
The Twitter Developer Platform (formerly Developer and Enterprise Solutions) empowers developers around the world to build tools for people and businesses using our public application programming interface (API), or in simpler terms, it gives people more ways to interact with what’s happening on Twitter. This includes data and insights from Tweets, Spaces, polls, and other features that help make Twitter more useful to more people in more places. The Twitter Developer Platform serves commercial and non-commercial developers including businesses, academics, and consumer developers, among others. We believe this work has the potential to help us with our efforts to improve the health of and participation in the public conversation. Developers use Twitter’s platform to build apps and websites that integrate with our publicly available APIs to improve people’s experience on Twitter by connecting them with the conversations they care about. They also help brands and publishers engage with what’s happening and gain insights from the public conversation.
We also offer paid access to Twitter data for partners with commercial use cases and those who wish to access more data beyond what is available for free through our public APIs. Paying developers typically sign subscriptions, or enterprise agreements, based on the type and volume of usage. Our commercial data products and services offer sophisticated APIs and other services to support developers. Our customer-centric approach positions both Twitter and our key partners for greater growth and monetization, and we are investing in deeper partnerships with select solution providers to help businesses and organizations realize greater value from our platform. A goal of our platform is to make it easy for developers to integrate seamlessly with Twitter, while protecting the privacy and safety of the people who use Twitter.
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
We compete with the following companies for people’s attention and for advertisers’ budgets:
•Companies that offer products that enable people to create and share ideas, videos, and other content and information. These offerings include, for example, Meta (including Facebook, Instagram and WhatsApp), Alphabet (including Google and YouTube), Microsoft (including LinkedIn), Snapchat, TikTok, Pinterest, and Yahoo, as well as largely regional social media and messaging companies that have strong positions in particular countries (including WeChat, Kakao, and Line). Although we often seek differentiated content from other licensors, we face competition for live premium video content rights from other digital distributors and traditional television providers, which may limit our ability to secure such content on economic and other terms that are acceptable to us in the future.
•Companies that offer advertising inventory and opportunities to advertisers.
•Companies that develop applications, particularly mobile applications, that create, syndicate and distribute content across internet properties.
•Traditional, online, and mobile businesses and media companies that enable people to consume content or marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.
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
We use marketing campaigns to help drive audiences to our platform. In 2021, we continued to deliver marketing campaigns focused on celebrating and highlighting the voices of the people who make Twitter unique. We also continued to highlight our value proposition for advertisers, including how brands turn to Twitter to launch something new, and connect with what’s happening.
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
Government Regulation
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, cybersecurity, rights of publicity, content regulation, data localization, intellectual property, competition, protection of minors, consumer protection, credit card processing, taxation or other subjects. Many laws and regulations impacting our business are being proposed, are still evolving or are being tested in courts and could be interpreted and applied in a manner that is inconsistent from country to country and inconsistent with our current policies and practices and in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate.
With regard to privacy, data protection and cybersecurity, we are subject to a variety of federal, state and foreign laws and regulations. For example, the California Consumer Privacy Act (CCPA) requires covered companies to, among other things, provide disclosures to California consumers, and afford such consumers the ability to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Additionally, the California Privacy Rights Act (CPRA) created obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Aspects of the CCPA, the CPRA and these other state laws and regulations, as well as their interpretation and enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Foreign data protection, privacy, cybersecurity, consumer protection, content regulation and other laws and regulations are often more restrictive or burdensome than those in the United States. For example, the General Data Protection Regulation, or the GDPR, imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning content regulation and data protection that could affect us.
In March 2011, to resolve an investigation into various incidents, we entered into a settlement agreement with the Federal Trade Commission, or FTC, that, among other things, requires us to establish an information security program designed to protect non-public consumer information and requires that we obtain biennial independent security assessments. The obligations under the settlement agreement remain in effect until the later of March 2, 2031, or the date 20 years after the date, if any, on which the U.S. government or the FTC files a complaint in federal court alleging any violation of the order. On July 28, 2020, we received a draft complaint from the FTC alleging violation of the order and the Federal Trade Commission Act (FTC Act). The allegations relate to our use of phone number and/or email address data provided for safety and security purposes for targeted advertising during periods between 2013 and 2019. The matter remains unresolved, and there can be no assurance as to the timing or the terms of any final outcome. Violation of other existing or future regulatory orders, settlements, or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations.

People may be restricted from accessing Twitter from certain countries, and other countries have intermittently restricted access to Twitter. For example, Twitter is not directly accessible in China and has been intermittently blocked in the past in Turkey. It is possible that other governments may seek to restrict access to or block our website or mobile applications, censor content available through our products or impose other restrictions that may affect the accessibility or usability of Twitter for an extended period of time or indefinitely, including because of our decisions with respect to the enforcement of our rules. For instance, some countries have enacted laws that allow websites to be blocked for hosting certain types of content.
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
Human Capital
We believe the strength of our workforce is critical to our success as we strive to become a more inclusive, diverse, and accessible technology company. Our key human capital management objectives are to attract, retain, and develop the talent we need to deliver on our commitment to serve the public conversation in a safe and responsible way by offering exceptional products and services. Examples of our key programs and initiatives that are focused to achieve these objectives include:
Inclusion, Diversity, Equity, and Accessibility (IDEA). People come to Twitter to freely express themselves. Just as inclusion lives on our platform, we are working to ensure our workplace reflects our service. In 2020, we introduced our vision for our workforce representation: an objective that by 2025, we aspire to have at least half of our global workforce represented by women and at least a quarter of our U.S. workforce represented by historically-excluded and/or under-represented communities. We accompanied our vision with a strategy to help drive progress, including:
•A company-wide three-year objective focused on diversity and decentralization;
•Clearly-defined targets for workforce representation and inclusion metrics across every executive leader;
•An internal dashboard accessible to all employees to track progress against our objective;
•An expanded team of Inclusion, Diversity, Equity, and Accessibility leaders across our business;
•Refreshing our hiring practices to require diverse slates for all open roles and put inclusive hiring principles at the forefront;
•A Consistency & Fairness Taskforce to review our employee promotions process;
•Investing in our employee Business Resource Group leaders, who foster a culture of inclusivity and belonging within our company, including introducing a formal compensation program.
We have made significant progress towards our inclusion, diversity, equity, and accessibility objectives through leadership, transparency and accountability. In 2021, we focused on equity across every stage of our employee lifecycle: recruitment and hiring, onboarding, compensation and pay transparency, learning and development, and our work cultivating an inclusive environment across teams and regional geographies with our Business Resource Groups at the center. As we continue to learn, we also evolved our vision to more impactfully integrate accessibility and equity into our work and merged the Inclusion and Diversity (I&D) and Accessibility teams into a new Inclusion, Diversity, Equity, & Accessibility team to reflect this commitment.
Flexibility and Decentralization. Even before the COVID-19 pandemic drove a shift to remote work, we recognized the need to evolve our workforce to achieve our purpose. We designed a workplace strategy to provide more flexible work options and to build more distributed teams who work effectively without the need to be co-located. In 2020 we announced that most employees will be able to work where they feel most productive, whether that is working full-time from home, from a Twitter office or splitting their time between their home and a Twitter office. Recent employee surveys show that the future of work at Twitter is hybrid, with a substantial majority of our workforce planning to work from home full time or a combination of home and a Twitter office.

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
Health and Wellness. Beyond the fundamental needs of health, welfare and retirement programs, we are focused on the specific needs of our individual employees. Over the past two years, our employees adapted to an unprecedented amount of change and uncertainty driven by the COVID-19 pandemic, including an abrupt shift to working from home, rescheduled work priorities, and closure of schools and daycare facilities. We continued to provide resources and ongoing support to employees facing these challenges throughout 2021, such as a wellness reimbursement, home office setup allowance, expanded health coverage, and flexible work schedules.
As of December 31, 2021, we employed over 7,500 full-time employees.
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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as certain Twitter accounts (@paraga, @nedsegal, @twitter and @twitterIR), as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
•the loss of advertising revenue;
•competition for people to use our platform and for content and data partners;
•competition for advertising spend;
•our prioritization of the long-term health of our service;
•our prioritization of product innovation;
•our ability to maintain and promote our brand;
•our ability to hire, retain and motivate highly skilled personnel;
•the interoperability of our products and services across third-party services and systems;
•the impact of spam and fake accounts on our platform experience;
•actual or perceived security breaches or incidents, as well as errors, vulnerabilities or defects in our software and in products of third-party providers;
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
•our ability to obtain adequate insurance coverage or self-insure for potential exposures;
Financial and Transactional Risks
•our ability to make and successfully integrate acquisitions and investments or complete divestitures;
•our debt obligations;
•our tax liabilities;
•our ability to realize the anticipated benefits of our share repurchase programs;
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
•there are concerns related to communication, privacy, data protection, safety, cybersecurity, spam, manipulation or other hostile or inappropriate usage or other factors, or our health efforts result in the removal of certain accounts;
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
Changes to operating systems’ practices and policies, such as Apple’s changes related to its App Tracking Transparency policy, have reduced and may continue to reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners or harm our ability to target advertising. These limitations have affected and may continue to adversely affect both our and our advertisers' ability to effectively target advertisements and measure their performance, thereby reducing the demand and pricing for our advertising products and harming our business, and have led to us to retool some of our revenue products and adjust our product roadmap in light of Apple’s changes. The impact of these changes on the overall mobile advertising ecosystem, our business, and the developers, partners, and advertisers in the ecosystem are evolving and their ultimate impact is not yet clear. Over time, personalization rates will impact our ability to grow our performance advertising business. Advertisers also may choose to use our free products and services instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense, and our advertising revenue could be further impacted by escalating competition for digital ad spending.
Our advertising revenue growth is primarily driven by increases in mDAU, increases in ad pricing or number of ads shown and increases in our clickthrough rate. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase our mDAU or monetize our larger global audience. Our advertising revenue also could be affected by a number of other factors, including advertiser reaction to content published on our platform or our policies and responses thereto, bugs or other product issues that may impact our ability to effectively help advertisers target ads or share data with our measurement and ad partners. In addition, macroeconomic factors, such as supply chain disruptions and inflation, have caused advertisers to reduce or delay ad spending and may continue to do so. The occurrence of any of these factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, either of which would adversely impact our revenue, business, financial condition and operating results.

If we are unable to compete effectively for people to use our platform, and for content and data partners, our business and operating results could be harmed.
We face intense competition for people to use our platform, and for content and data partners. We compete for our audience against a variety of social networking platforms, messaging companies and media companies, some of which have greater financial resources, larger audiences or more established relationships with advertisers, such as Meta (including Facebook, Instagram and WhatsApp), Alphabet (including Google and YouTube), Microsoft (including LinkedIn), Snapchat, TikTok, Pinterest and Yahoo, or in certain regions WeChat, Kakao and Line. New or existing competitors may draw people towards their products or services and away from ours by introducing new product features, including features similar to those we offer, investing their greater resources in audience acquisition efforts or otherwise developing products or services that audiences choose to engage with rather than Twitter, any of which could decrease mDAU growth or engagement and negatively affect our business.
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
•changes mandated by, or that we elect to make to address legislation, regulatory authorities or litigation, including settlements, antitrust matters, consent decrees and privacy, data protection and cybersecurity laws and regulations, some of which may have a disproportionate effect on us compared to our competitors; and
•the continued adoption and monetization of our products and services internationally.
Additionally, there have been significant acquisitions and consolidation by and among our actual and potential competitors. We anticipate this trend of consolidation will continue, which will present heightened competitive challenges for our business. Acquisitions by our competitors may result in reduced functionality of our products and services. For example, following Facebook’s acquisition of Instagram, Facebook disabled Instagram’s photo integration with Twitter such that Instagram photos were no longer viewable within Tweets and people are instead re-directed to Instagram to view Instagram photos through a link within a Tweet. As a result, people who use Twitter may be less likely to click on links to Instagram photos in Tweets, and people who use Instagram may be less likely to Tweet or remain active on Twitter. Any similar elimination of integration with Twitter in the future, whether by Facebook or other competitors, may adversely impact our business and operating results. Consolidation may also enable our larger competitors to offer bundled or integrated products that feature alternatives to our platform and provide alternative opportunities for advertisers.
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
We encourage employees to quickly develop and help us launch new and innovative features. We focus on improving the experience for people using our products and services, which includes measures to help protect the privacy of people on Twitter. Similarly, we prioritize developing new and improved products and services for advertisers on our platform. We frequently make product, product feature and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with our goals to improve the long-term experience for people on Twitter and/or performance for advertisers, which we believe will improve our operating results over the long term. For example, in January 2022, we completed the sale of our MoPub business. The sale of MoPub enables us to accelerate the development of our core revenue products and drive growth across key areas of the business, including performance-based advertising, small and medium-sized business (SMB) offerings, and commerce initiatives on Twitter. While the product, engineering, and go-to-market teams associated with MoPub began to shift over to these key focus areas immediately upon the closing of the transaction, it will take time for their work to deliver results. As a result, we do not expect to recoup the full revenue loss associated with the sale of MoPub in 2022, but there are no changes to our long-term goals with an increased focus and additional resources working on increasing our market share within the addressable market for ads on our website and apps. However, we can provide no assurance that we will recoup the revenue impact from MoPub on the expected timeline, or at all.
Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly assess the playing field and determine whether we need to improve or re-allocate resources amongst our existing products and services or create new ones (independently or in conjunction with third parties). Our ability to increase mDAU and engagement, attract content partners, advertisers and platform partners and generate revenue will depend on those decisions. We may introduce significant changes to our existing products and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. For example, we are in the early stages of exploring additional potential revenue product opportunities that could, if successful, complement our advertising business in the future, although we do not expect any significant revenue attributable to these opportunities in the near-term and these opportunities may not prove successful at all. We are also continuing our work to increase the stability, performance and scale of our ads platform and our Mobile Application Promotion (MAP) product, and such work will take place over multiple quarters, and any positive revenue impact will be gradual in its impact.
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
We believe that maintaining and promoting our brand is critical to increasing mDAU, content partners and advertiser spend. Maintaining and promoting our brand will depend largely on our ability to continue to provide timely, useful, reliable and innovative products and services with a focus on a positive experience on Twitter, which we may not do successfully. We may introduce new features, products, services or terms of service that people on Twitter, content partners, advertisers or platform partners do not like, which may negatively affect our brand. Additionally, the actions of content partners may affect our brand if people do not have a positive experience using third-party applications or websites integrated with Twitter or that make use of Twitter content. We will also continue to experience media, legislative or regulatory scrutiny of our decisions regarding privacy, data protection, cybersecurity, content (including our removal of certain influential accounts for violations of our terms of service) and other issues, which may adversely affect our reputation and brand. Our brand may also be negatively affected by the actions of people that are hostile or inappropriate to other people, by accounts impersonating other people, by accounts identified as spam, by use or perceived use, directly or indirectly, of our products or services by people (including governments and government-sponsored actors) to disseminate information that may be viewed as misleading (or intended to manipulate people's opinions), by accounts introducing excessive amounts of spam on our platform, by third parties obtaining control over people's accounts, such as the security breach in July 2020 whereby attackers gained control of certain highly-visible accounts, or by other security or cybersecurity incidents. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not achieve the desired goals.
Additionally, we and our executive leadership receive a high degree of media coverage around the world. Negative publicity about our company or executives, including about the quality and reliability of our products or of content shared on our platform, changes to our products, policies and services, our privacy, data protection, policy enforcement and cybersecurity practices (including actions taken or not taken with respect to certain accounts or reports regarding government surveillance or compliance with government legal requests), litigation, regulatory activity, the actions of certain accounts (including actions taken by prominent accounts on our platform or the dissemination of information that may be viewed as misleading or manipulative), even if inaccurate, could adversely affect our reputation. Such negative publicity and reputational harm could adversely affect mDAU and their confidence in and loyalty to our platform and could result in decreased revenue or increased costs to reestablish our brand, which would adversely impact our business, financial condition and operating results.

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
From time to time, we have also experienced high voluntary attrition, and in those times, the resulting influx of new leaders and other employees has required us to expend time, attention and resources to recruit and retain talent, restructure parts of our organization and train and integrate new employees. In addition, to attract and retain skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. We may need to invest significant amounts of cash and equity to attract and retain employees and we may not realize sufficient return on these investments. In addition, changes to U.S. immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our business may be materially and adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to effectively attract and retain employees, we may not be able to innovate or execute quickly on our strategy and our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.
We also believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. We allow most of our employees to work where they feel most productive, whether that is working full-time from home, from a Twitter office or splitting their time between their home and a Twitter office. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts, as well as our culture, employee morale, productivity and retention, could suffer, and our business and operating results would be adversely impacted.
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
•compliance with applicable foreign laws and regulations, including laws and regulations with respect to privacy, data protection, data localization, cybersecurity, taxation, consumer protection, copyright, fake news, hate speech, spam and content, as well as laws regarding the environment and climate change, and the risk of penalties to the people who use our products and services and individual members of management if our practices are deemed to be out of compliance;
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
Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. For example, to the extent the pandemic continues to disrupt economic activity globally, it could adversely affect our business, financial condition and operating results through prolonged decreases in advertising spend, credit deterioration of our customers, depressed economic activity, or declines in capital markets. The impacts of the COVID-19 pandemic, including supply chain constraints, labor shortages and inflation, have caused advertisers in a variety of industries to be cautious in their spending, and in 2021 had a modest negative impact on, and may negatively impact in future periods, our advertising revenue. While the economy is reopening in various parts of the world, some countries and locations are reinstating lockdowns and other restrictions that make a full recovery difficult to predict. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan.
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
•actual or perceived privacy or cybersecurity breaches or incidents, and the costs associated with remediating any such breaches or incidents;
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

In January 2022, we completed the sale of our MoPub business. The sale of MoPub enables us to concentrate more of our efforts on the significant opportunity for performance-based advertising, SMB offerings, and commerce initiatives on Twitter. While the product, engineering, and go-to-market teams associated with MoPub largely began to shift over to these key focus areas immediately upon the closing of the transaction, it will take time for their work to deliver results. As a result, we do not expect to recoup the full revenue loss associated with the sale of MoPub in 2022, but there are no changes to our long-term goals with an increased focus and additional resources working on increasing our market share within the addressable market for ads on our website and apps. However, we can provide no assurance that we will recoup the revenue impact from MoPub on the expected timeline, or at all.
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
We calculate our mDAU using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring mDAU and mDAU engagement. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the fourth quarter of 2021 continued to represent fewer than 5% of our mDAU during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, but we otherwise treat multiple accounts held by a single person or organization as multiple accounts for purposes of calculating our mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of mDAU growth and engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our metrics to be accurate representations of our total accounts or mDAU engagement, or if we discover material inaccuracies in our metrics, our reputation may be harmed and content partners, advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. If investors, analysts or customers do not believe our reported measures, such as mDAU, are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be adversely impacted.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.
A significant natural disaster, such as the COVID-19 pandemic or an earthquake, fire, flood or significant power outage could have a material adverse impact on our business, operating results, and financial condition. For example, the COVID-19 pandemic led to certain business disruptions, including travel bans and restrictions, shelter-in-place orders and the postponement or cancellation of major events, which adversely affected demand for our advertising products and the economy as a whole, and which may have an adverse effect on our business, financial condition and operating results in the future. We have offices and a significant number of employees in the San Francisco Bay Area, a region known for seismic activity. Additionally, despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our data centers could result in lengthy interruptions in our services. In addition, our employees, offices, and infrastructure have recently been the subject of increased threats by extremists. Acts of terrorism and other geo-political unrest could cause disruptions in our business. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We have implemented a disaster recovery program, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, we do not currently serve network traffic equally from each data center, so if our primary data center shuts down, there will be a period of time that our products or services, or certain of our products or services, will remain inaccessible or people may experience severe issues accessing our products and services. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services. Any such natural disaster or man-made problem could adversely impact our business, financial condition and operating results.
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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection, cybersecurity, advertising, rights of publicity, content regulation, intellectual property, competition, protection of minors, consumer protection, provision of online payment services and credit card processing, securities law compliance, and taxation, as well as laws and regulations regarding the environment and climate change. For example, new content regulation laws may affect our ability to operate in certain markets and/or subject us to significant fines or penalties. Compliance with these laws may be onerous and/or inconsistent with our work to serve the public conversation. Many of these laws and regulations are still evolving and being tested in courts and new laws and regulations are being proposed. As a result, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from country to country and inconsistent with our current policies and practices and in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. Additionally, the introduction of new products or services may subject us to additional laws and regulations.

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy or data protection rights of the people on Twitter and others. While we strive to comply with applicable laws and regulations relating to privacy, data protection and cybersecurity, our privacy policies and other obligations we may have with respect to privacy, data protection and cybersecurity, the failure or perceived failure to comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, the California Consumer Privacy Act (CCPA) requires, among other things, covered companies to provide disclosures to California consumers and afford such consumers the ability to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Additionally, the California Privacy Rights Act (CPRA) created obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CDPA and CPA share similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of the CCPA, the CPRA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Moreover, foreign data protection, privacy, cybersecurity, and other laws and regulations are often more restrictive or burdensome than those in the United States. For example, the GDPR imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we have historically relied upon a variety of legal bases to transfer certain personal information outside of the European Economic Area (EEA), including the EU-U.S. Privacy Shield Framework, the Swiss-U.S. Privacy Shield Framework, and EU Standard Contractual Clauses (SCCs). These legal bases all have been, and may be, the subject of legal challenges and on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield framework and imposed additional obligations on companies when relying on the SCCs. The Swiss-U.S. Privacy Shield framework subsequently was invalidated by the Swiss Federal Data Protection and Information Commissioner. These developments may result in different EEA data protection regulators applying differing standards for, or require ad hoc verification of measures taken with respect to, certain data flows. The CJEU’s decision, the European Commission’s issuance of new SCCs in June 2021, the use of which was required in connection with new contracts and new personal data processing operations as of September 27, 2021, continued guidance from the European Commission and European Data Protection Board (EDPB) , and other developments with regard to cross-border data transfers may require us to take additional steps to legitimize impacted personal data transfers, and we may find it necessary or desirable to modify our data handling practices in connection with these or future legal challenges or other developments relating to cross-border data transfers. This could result in additional contractual negotiations and increased costs of compliance and limitations on our customers, vendors, and us. This CJEU decision and related developments, or future legal challenges or other developments, also could result in us being required to implement duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or could limit our ability to collect or process personal information in Europe, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged. Moreover, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (ePrivacy Regulation), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition and operating results.
Further, the UK officially left the EU in 2020 (often referred to as Brexit). The full effect of Brexit remains uncertain, but Brexit creates economic and legal uncertainty in the region and could adversely affect the tax, currency, operational, legal and regulatory regimes to which our business is subject, including with respect to privacy and data protection. Brexit may adversely affect our revenues and subject us to new regulatory costs and challenges, in addition to other adverse effects that we are unable effectively to anticipate. The UK has implemented a Data Protection Act, and legislation referred to as the UK GDPR, that substantially implement the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. On June 28, 2021, the European Commission adopted an adequacy decision with respect to the UK, which allows cross-border data transfers from the EEA to the UK for a four-year period, subject to renewal and the potential for earlier modification or termination. Nevertheless, substantial uncertainty remains regarding future regulation of data protection in the UK, and we may face challenges and significant costs and expenses in addressing applicable requirements and making necessary changes to our policies and practices.

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
In April 2019, the EU passed the Directive on Copyright in the Digital Single Market (the EU Copyright Directive), which expands the liability of online platforms for third-party content posted on the platform. Each EU member state had two years to implement it, with a deadline of June 7, 2021, though implementation has been delayed in several EU member states. The EU Copyright Directive may increase our costs of operations, our liability for third-party content posted on our platform, and our litigation costs.
Additionally, we have relationships with third parties that perform a variety of functions such as payments processing, tokenization, vaulting, currency conversion, fraud prevention and cybersecurity audits. The laws and regulations related to online payments and other activities of these third parties, including those relating to the processing of data, are complex, subject to change, and vary across different jurisdictions in the United States and globally. As a result, we may be required to spend significant time, effort and expense to comply with applicable laws and regulations. Any failure or claim of our failure to comply, or any failure or claim of failure by the above-mentioned third parties to comply, could increase our costs or could result in liabilities. Additionally, because we accept payment via credit cards, we are subject to global payments industry operating rules and certification requirements governed by the PCI Security Standards Council, including the Payment Card Industry Data Security Standard. Any failure by us to comply with these operating rules and certification requirements also may result in costs and liabilities and may result in us losing our ability to accept certain payment cards. We recently announced new subscription and paid features on Twitter. Depending on how these products and features evolve, we may also be subject to other laws and regulations related to online payments, money transmission, prepaid access, electronic fund transfers or other financial laws or regulations, and we may need to register as a money services business with the U.S. Treasury Department and obtain state money transmitter licenses in the United States and an Electronic Money (E-money) license in the EEA to permit us to conduct certain activities. These licenses and other legal requirements will generally require us to demonstrate compliance with many domestic and foreign laws in these areas, including anti-money laundering, counter-terrorist financing, government sanctions, cybersecurity, privacy, and consumer protection laws, and failure to do so may limit our ability to offer these products and features as they evolve.
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
From time to time we notify the Irish Data Protection Commission and other regulators of certain personal data breaches and privacy, cybersecurity or data protection issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance. We are currently the subject of inquiries by the Irish Data Protection Commission with respect to our compliance with the GDPR. In the past, we have been subject to regulatory investigations and orders, and we expect to continue to be subject to regulatory scrutiny as our business grows and awareness of our brand increases.
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

Our inability to obtain insurance at acceptable rates or our failure to adequately reserve for self-insured exposures may negatively impact our business, financial condition and operating results.
We maintain insurance coverage, but these policies do not cover all of our potential losses, costs, or liabilities. Our ability to purchase and maintain insurance policies for various aspects of our business may be affected by conditions in the insurance market or other factors over which we have no control. Costs and premiums for insurance have increased over time, and insurance coverage for all types of risk is becoming more restrictive, and, in many cases, subject to higher deductibles or retentions. It has and may continue to become more difficult to maintain insurance coverage at historic levels, and at reasonable costs. Accordingly, we may determine that we cannot obtain insurance at acceptable rates, or at all. In some cases, we have chosen, and may in the future choose, to forego or limit our purchase of insurance for certain business risks, electing instead to self-insure for all or a portion of potential liabilities. We record reserves for potential liability based on historical experience. However, if a significant loss, judgment, claim or other event is not covered by insurance or exceeds our self-insurance reserves, the loss and related expenses could harm our business, financial condition and operating results.
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
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the impairment of assets, any of which could adversely impact our financial condition and operating results.
We also make investments in privately-held companies in furtherance of our strategic objectives. Many of the instruments in which we invest are non-marketable at the time of our initial investment. We may not realize a return and may recognize a loss on such investments.

In certain cases, we have also divested or stopped investing in certain businesses or products, including products that we acquired, and we may continue to do so. For example, in January 2022, we completed the sale of our MoPub business. The sale of a business or product line may require us to restructure operations and/or terminate employees, and could expose us to unanticipated ongoing obligations and liabilities, including as a result of our indemnification obligations. Additionally, such transactions could disrupt our customer, supplier and/or employee relationships and divert management and our employees’ time and attention. During the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and that the transaction may not close, which could have a material and adverse effect on the business to be divested and on us. If a divestiture is not completed for any reason, we may not be able to find a buyer on the same terms. If we decide to sell a business or product line, we may experience difficulty separating out portions of or entire businesses, incur additional expenses and potential loss of revenue or experience a negative impact on margins. Ultimately, we may experience harm to our financial results, including loss of revenue, and we may not realize the expected benefits and cost savings of these actions and our operating results may be adversely impacted.
Our debt obligations could adversely affect our financial condition.
In 2018, we issued $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024, or the 2024 Notes. In 2019, we issued $700.0 million in aggregate principal amount of 3.875% senior notes due 2027, or the 2027 Notes. In 2020, we issued $1.0 billion in aggregate principal amount of 0.375% convertible senior notes due 2025, or the 2025 Notes. In March 2021, we issued $1.44 billion in aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. We refer to the 2024 Notes, the 2025 Notes, and the 2026 Notes as the Convertible Notes, and we refer to the Convertible Notes and the 2027 Notes as the Notes. As of December 31, 2021, we had $4.29 billion in aggregate principal amount of Notes outstanding and an undrawn unsecured revolving credit facility providing for loans in the aggregate principal amount of $500.0 million.

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
In addition, the Organization for Economic Cooperation and Development (OECD) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. A significant majority of countries in the OECD's Inclusive Framework have agreed in principle to a proposed solution to address the tax challenges arising from the digitalization of the economy. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. Nearly 140 countries have signed up or agreed to sign up on a plan that would be implemented in 2023, setting a 15% minimum tax rate on corporations and a plan to reallocate part of the profits from the largest and most profitable businesses to countries where they make sales. The OECD's proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (DST). The European Union has also published its proposal for a directive aimed at implementing the OECD rules on a 15% minimum effective tax rate in the European Union Member States. Notwithstanding this, some countries, in the European Union and beyond, continue to operate a DST regime to capture tax revenue on digital services more immediately. Overall, future tax laws may increase our tax obligations in those countries or change the manner in which we operate our business.
We may not realize the anticipated long-term stockholder value of our share repurchase programs and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.
In February 2022, we announced that our board of directors authorized the repurchase of up to $4.0 billion of our common stock, replacing our previously authorized $2.0 billion program from 2020, of which approximately $819 million remained. As part of the new program, we entered into a $2.0 billion accelerated share repurchase on February 10, 2022 and may repurchase the remaining $2.0 billion over time.
Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
The existence of these share repurchase programs could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although these programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the programs.
Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements, and we may fail to realize the anticipated long-term stockholder value of these share repurchase programs.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $2.39 billion and $1.36 billion, respectively, and we had U.S. federal and state research and development credit carryforwards of $494.8 million and $349.4 million, respectively. A portion of the U.S. net operating loss carryforwards and tax credit carryforwards could be subject to ownership change limitations governed by Section 382 or 383 of the Internal Revenue Code and similar provisions of state law, or other limitations imposed under state law. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any securities litigation can result in substantial costs and a diversion of our management’s attention and resources. We are currently subject to securities litigation and in September 2021, we entered into a binding agreement to settle a shareholder class action lawsuit. The proposed settlement resolves all claims asserted against us and the other named defendants in the shareholder class action lawsuit without any liability or wrongdoing attributed to them personally or to us. Under the terms of the proposed settlement, we paid $809.5 million from cash on hand in the fourth quarter of 2021. The settlement agreement is subject to final approval by the U.S. District Court for the Northern District of California. We may experience more such litigation following any future periods of volatility.

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
The option counterparties or their respective affiliates may modify their initial hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2024 Notes and 2026 Notes, as applicable (and are likely to do so during any applicable observation period related to a conversion of the 2024 Notes and 2026 Notes as applicable, or following any repurchase of the 2024 Notes and 2026 Notes, as applicable, by us on any fundamental change repurchase date or otherwise). This activity could cause or avoid an increase or a decrease in the market price of our common stock.
Additionally, we entered into similar note hedge transactions and warrant transactions in connection with the issuance of our 2021 Notes which matured on September 15, 2021. The note hedge transactions entered into in connection with the 2021 Notes expired on September 15, 2021 and the warrant transactions in connection with the 2021 Notes expire over a 60 trading day settlement period commencing 90 days after the maturity of the 2021 Notes and scheduled to end on March 11, 2022. These warrant transactions could also have a dilutive effect to the extent that the market price of our common stock exceeds the strike price of such warrants.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Facilities
As of December 31, 2021, we leased office facilities around the world totaling approximately 1,700,000 square feet, including approximately 700,000 square feet for our largest office in San Francisco, California. We also lease data center facilities in the United States pursuant to various lease agreements and co-location arrangements with data center operators. We believe our facilities are sufficient for our current needs.

Item 3. LEGAL PROCEEDINGS
Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform or our actions related thereto, intellectual property, privacy, data protection, cybersecurity, consumer protection, securities, employment and contractual rights. Legal risk may be enhanced in jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary, among other things, to defend ourselves, and the people on Twitter or to establish our rights. For information regarding legal proceedings in which we are involved, see “Legal Proceedings” in Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol “TWTR”.
Holders of Record
As of February 10, 2022, there were 802 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
October 1 - 31	905	$61.44	905	1,029
November 1 - 30	230	$54.10	230	1,016
December 1 - 31	4,589	$43.08	4,589	819
Total	5,724		5,724
(1)In March 2020, our board of directors authorized a program to repurchase up to $2.0 billion of our common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, under trading plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion. The program does not have an expiration date. In February 2022, our board of directors authorized a new $4.0 billion share repurchase program. The program became effective immediately, and replaced the previously authorized $2.0 billion program authorized in March 2020. Please refer to Notes 14 and 20 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
(2)Average price paid per share includes costs associated with the repurchases.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2021, we issued a total of 512,460 shares of our common stock in connection with the acquisition of one company to certain former shareholders of the acquired company.
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
The following graph compares the cumulative 5-year total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Dow Jones Internet Composite Index, or DJ Internet Composite. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index at the market close on the last trading day for the fiscal year ended December 31, 2016 and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
FY 2021 Highlights
Total revenue was $5.08 billion, an increase of 37%, compared to 2020.
•Advertising revenue totaled $4.51 billion, an increase of 40%, compared to 2020.
•Data licensing and other revenue totaled $571.8 million, an increase of 12%, compared to 2020.
•U.S. revenue totaled $2.84 billion, an increase of 36%, compared to 2020.
•International revenue totaled $2.24 billion, an increase of 37%, compared to 2020.
•Total ad engagements increased 7% compared to 2020.
•Cost per engagement increased 32% compared to 2020.
Average monetizable daily active usage (mDAU) was 217 million for the three months ended December 31, 2021, an increase of 13% year over year.
Loss from operations was $492.7 million, or 10% of total revenue, in 2021, compared to income from operations of $26.7 million, or 1% of total revenue, in 2020. Loss from operations in 2021 includes a one-time litigation-related net charge of $765.7 million(1).
Net loss was $221.4 million in 2021, compared to net loss of $1.14 billion in 2020, which was inclusive of a $1.10 billion provision for income taxes related to the establishment of a valuation allowance against deferred tax assets.
Cash, cash equivalents and short-term investments in marketable securities totaled $6.39 billion as of December 31, 2021.

(1) Includes a charge of $809.5 million partially offset by the recognition of an insurance recovery of $5.8 million in the third quarter of 2021. In addition, during the third quarter of 2021, we recorded a benefit for insurance proceeds of $38.0 million related to the settlement of separate shareholder derivative lawsuits.

FY 2021 Overview
In 2021, we continued to make progress on our brand and direct response offerings, with updated ad formats, improved targeting, and better measurement. Our strategy is designed to help advertisers achieve their goals at every stage of the marketing funnel -- from awareness and consideration, all the way through to conversion. We are focused on improving both our suite of performance ad products and improving our tools to drive awareness and consideration.
We continue to see opportunities around personalization on Twitter as we better leverage our unique signal to improve people’s experience on Twitter and show them more effective ads across both brand and direct response. The overall impact associated with Apple's App Tracking Transparency (ATT) policy to our revenue in 2021 was modest, and is likely to vary across our ad platforms given the unique mix of ad formats, signal, and remediations on each, as well as other factors. Although retooling some of our revenue products in light of Apple’s privacy-related iOS changes will continue to take additional time, energy and resources, we believe that our product improvements to date have reduced the impact on Twitter -- and looking ahead, we are confident that have a roadmap in place that can allow us to continue improving our product performance and navigate future potential changes, while growing our ads business and achieving our revenue goals.
On January 1, 2022 we closed the sale of our MoPub business to AppLovin Corporation for $1.05 billion in cash. The sale of MoPub enables us to concentrate more of our efforts on the significant opportunity for performance-based advertising, small and medium-sized business (SMB) offerings, and commerce initiatives on Twitter.
Looking ahead, there are no changes to our long-term goals for revenue or mDAU as we leverage the investments made in 2021.
In February 2022, our board of directors authorized a new $4.0 billion share repurchase program. The program is effective immediately, and replaces the previously authorized $2.0 billion program from 2020. As part of the new program, we entered into a $2.0 billion accelerated share repurchase on February 10, 2022 and may repurchase the remaining $2.0 billion over time. We will continuously evaluate efficient alternatives to using cash on hand to fund the program, including accessing the capital markets, subject to market conditions.
COVID-19 Update
The COVID-19 pandemic has had, and continues to have, a significant impact around the world and has impacted our business, operations, and financial performance in different ways. The impacts of the COVID-19 pandemic, including supply chain constraints, labor shortages, and inflation, have caused advertisers in a variety of industries to be cautious in their spending, and in 2021 had a modest negative impact on, and may negatively impact in future periods, our advertising revenue. The extent of the ongoing impact of the COVID-19 pandemic on our business and on global economic activity is uncertain and may again in the future adversely affect our business, operations and financial results. Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. The risks related to the COVID-19 pandemic on our business are further described in Part I, Item 1A - Risk Factors of this Annual Report on Form 10-K.

Key Metrics
We review a number of metrics, including the key metrics discussed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Monetizable Daily Active Usage or Users (mDAU). We define mDAU as people, organizations, or other accounts who logged in or were otherwise authenticated and accessed Twitter on any given day through twitter.com, Twitter applications that are able to show ads, or paid Twitter products, including subscriptions(2).
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
In the three months ended December 31, 2021, we had 217 million average mDAU, which represents an increase of 13% from the three months ended December 31, 2020. The increase was driven by product improvements, as well as global conversation around current events. In the three months ended December 31, 2021, we had 38 million average mDAU in the United States and 179 million average mDAU in the rest of the world, which represent increases of 2% and 15%, respectively, from the three months ended December 31, 2020.

(2) We have updated our mDAU definition in the fourth quarter of 2021 to also include "paid Twitter products, including subscriptions", so this key metric continues to accurately reflect our audience as our products evolve. This change had no material impact on the number of mDAU reported in the fourth quarter of 2021, and is unlikely to do so in the near future. This change is effective for the fourth quarter of 2021 and for future periods, and it did not affect prior periods.

For additional information on how we calculate changes in mDAU and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monetizable Daily Active Usage: Worldwide
(quarterly average in millions)*
240
220
200
180
160
140
166
186
187
192
199
206
211
217
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021
Dec 31 2021

Monetizable Daily Active Usage: United States
(quarterly average in millions)
40
30
20
33
36
36
37
38
37
37
38
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021
Dec 31 2021

Monetizable Daily Active Usage:
International
(quarterly average in millions)
200
180
160
140
120
100
133
150
152
155
162
169
174
179
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021
Dec 31 2021

* Please note the sum of average mDAU in the United States and average mDAU in the rest of the world may not equal the total average mDAU indicated due to rounding.

Changes in Ad Engagements and Changes in Cost per Ad Engagement. We define an ad engagement as an interaction with one of our pay-for-performance advertising products. Ad engagements with our advertising products are based on the completion of an objective set out by an advertiser such as expanding, Retweeting, liking or replying to a Promoted Ad (previously branded as Promoted Tweet), viewing an embedded video, downloading or engaging with a promoted mobile application, clicking on a website link, signing up for marketing emails from advertisers, following the account that Tweets a Promoted Ad, or completing a transaction on an external website. We believe changes in ad engagements is one way to measure engagement with our advertising products. Cost per ad engagement is an output of our ads auction process and will vary from one period to another based on geographic performance, auction dynamics, the strength of demand for various ad formats, and campaign objectives.
In the three months ended December 31, 2021, ad engagements decreased 12% from the three months ended December 31, 2020, driven by a mix shift toward lower funnel ad formats and 15-second video views, which, although they have higher cost per ad engagement, generally have lower engagement rates. In the three months ended December 31, 2021, cost per ad engagement increased by 39% compared to the three months ended December 31, 2020, primarily driven by like-for-like price increases across most ad formats due to the impact of COVID last year, as well as a mix shift toward lower funnel ad formats and 15-second video views.

Ad Engagement Year-over-Year Change
(% Change)
25%
3%
27%
35%
11%
32%
6%
-12%
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021
Dec 31 2021

Cost Per Ad Engagement Year-over-Year Change (% Change)
-19%
-25%
-9%
-3%
19%
42%
33%
39%
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021
Dec 31 2021

Results of Operations
The following tables set forth our consolidated statements of operations data for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Revenue
Advertising services	$4,505,692	$3,207,392
Data licensing and other	571,790	508,957
Total revenue	5,077,482	3,716,349
Costs and expenses (1)
Cost of revenue	1,797,510	1,366,388
Research and development (2)	1,246,704	873,011
Sales and marketing	1,175,970	887,860
General and administrative	584,336	562,432
Litigation settlement, net (3)	765,701	—
Total costs and expenses	5,570,221	3,689,691
Income (loss) from operations	(492,739)	26,658
Interest expense	(51,186)	(152,878)
Interest income	35,683	88,178
Other income (expense), net	97,129	(12,897)
Income (loss) before income taxes	(411,113)	(50,939)
Provision (benefit) for income taxes (4)	(189,704)	1,084,687
Net income (loss)	$(221,409)	$(1,135,626)
(1)Costs and expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cost of revenue	$45,203	$32,020
Research and development	381,961	281,092
Sales and marketing	112,990	98,748
General and administrative	89,747	63,072
Total stock-based compensation expense	$629,901	$474,932
(2)In the second quarter of 2020, we recorded $150.0 million in general and administrative expenses in the consolidated statements of operations related to a draft complaint from the Federal Trade Commission. Refer to Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
(3)In the third quarter of 2021, we entered into an agreement to settle a shareholder class action lawsuit and recorded a charge of $809.5 million partially offset by the recognition of an insurance recovery of $5.8 million. In addition, during the third quarter of 2021, we recorded a benefit for insurance proceeds of $38.0 million related to the settlement of separate shareholder derivative lawsuits. Refer to Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
(4)In 2020, we recognized a provision for income taxes of $1.10 billion related to the establishment of a valuation allowance against deferred tax assets of a foreign subsidiary. Refer to Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2021	2020
Revenue
Advertising services	89%	86%
Data licensing and other	11	14
Total revenue	100	100
Costs and expenses
Cost of revenue	35	37
Research and development	25	23
Sales and marketing	23	24
General and administrative	12	15
Litigation settlement, net	15	—
Total costs and expenses	110	99
Income (loss) from operations	(10)	1
Interest expense	(1)	(4)
Interest income	1	2
Other income (expense), net	2	0
Income (loss) before income taxes	(8)	(1)
Provision (benefit) for income taxes	(4)	29
Net income (loss)	(4)%	(31)%
Years Ended December 31, 2021 and 2020
Revenue
We generate most of our revenue from the sale of advertising services. We also generate revenue by licensing our data to third parties and providing mobile advertising exchange services.
Advertising Services
We generate most of our advertising revenue by selling our Promoted Products. Currently, our Promoted Products consist of the following:
•Promoted Ads and Twitter Amplify. Promoted Ads (previously branded as Promoted Tweets), which are labeled as “promoted,” appear within a timeline, search results, profile pages, and Tweet conversations. Using our proprietary algorithms and understanding what is relevant to each account, we can deliver Promoted Ads that are intended to achieve the outcome that the advertiser is seeking. We enable our advertisers to target an audience based on many criteria. Our Promoted Ads are pay-for-performance or pay-for-impression delivered advertising that are priced through an auction. Our Promoted Ads include objective-based features that allow advertisers to optimize for the goal selected by the advertisers, such as Tweet engagements (e.g., Retweets, replies and likes), website traffic, mobile application installs or engagements, obtaining new followers, or video views.
•Follower Ads. Follower Ads (previously branded as Promoted Accounts), which are labeled as “promoted,” provide a way for our advertisers to build and grow an audience that is interested in their business, product or service. Our Follower Ads are pay-for-performance advertising priced through an auction.
•Twitter Takeover. Twitter Takeover (previously branded as Promoted Trends), which are labeled as “promoted,” appear at the top of the list of trending topics or timeline for an entire day in a particular country. We sell our Twitter Takeover on a fixed-fee-per-day basis.
While the majority of the Promoted Products we sell to our advertisers are placed on Twitter, we also generate advertising revenue by placing advertising products that we sell to advertisers on third-party publishers’ websites, applications or other offerings.

Data Licensing and Other
We generate data licensing and other revenue by (i) offering data products and data licenses that allow our data partners to access, search and analyze historical and real-time data on our platform (which consists of public Tweets and their content), and (ii) until the completion of its sale on January 1, 2022, providing mobile advertising exchange services through our MoPub exchange. Our data partners generally purchase licenses to access all or a portion of our data for a fixed period. We recognize data licensing revenue as our data partners consume and benefit from their use of the licensed data. In addition, through December 31, 2021, we operated a mobile ad exchange and received service fees from transactions completed on the exchange. Our mobile ad exchange enabled buyers and sellers to purchase and sell advertising inventory and matched buyers and sellers. We have determined we were not the principal as it relates to the purchase and sale of advertising inventory in transactions between third-party buyers and sellers on the exchange. Therefore, we report revenue related to our ad exchange services on a net basis.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Advertising services	$4,505,692	$3,207,392	$1,298,300	40%
Data licensing and other	571,790	508,957	$62,833	12%
Total revenue	$5,077,482	$3,716,349	$1,361,133	37%
2021 Compared to 2020. Revenue in 2021 increased by $1.36 billion or 37% compared to 2020.
In 2021, advertising revenue increased by $1.30 billion or 40% compared to 2020. The overall increase in advertising revenue reflects an increase in advertiser demand driven by revenue product improvements, strong sales execution, and a broad increase in advertiser demand.
The increase in advertising revenue was attributable to a 7% increase in the number of ad engagements in 2021 and a 32% increase in cost per ad engagement compared to 2020. The increase in ad engagements was due to our growing audience and increased demand for ads on a year-over-year basis, offset in part by a mix shift toward lower funnel ad formats and 15-second video views which, although they have higher cost per ad engagement, generally have lower engagement rates. The increase in cost per ad engagement was primarily driven by like-for-like price increases across most ad formats due to the impact of COVID last year, as well as a mix shift toward lower funnel ad formats and 15-second video views.
In 2021, data licensing and other revenue increased by $62.8 million or 12% compared to 2020. The increase was attributable to growth in MoPub and to Twitter Development Platform (formerly known as Developer and Enterprise Solutions) revenue attributed to contract renewals with higher fees. In December 2021, we completed the wind down of MoPub Acquire (formerly known as CrossInstall) and on January 1, 2022, we closed the sale of MoPub. MoPub and MoPub Acquire generated approximately $217.9 million in revenue in 2021, the significant majority of which was reflected in "Data Licensing and Other" revenue.
To better reflect our business opportunities, including the sale of MoPub and the launch of Twitter Blue in 2022, we will update the name of “Data Licensing and Other Revenue” to “Subscription and Other Revenue” starting in the first quarter of 2022. This revenue line will include subscription revenue from the Twitter Development Platform, Twitter Blue, and other subscription-related offerings.

Cost of Revenue
Cost of revenue includes infrastructure costs, revenue share expenses, amortization of acquired intangible assets, amortization of capitalized labor costs for internally developed software, allocated facilities costs, as well as traffic acquisition costs (TAC). Infrastructure costs consist primarily of data center costs related to our co-located facilities, which include lease and hosting costs, related support and maintenance costs and energy and bandwidth costs, public cloud hosting costs, as well as depreciation of servers and networking equipment; and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams. TAC consists of costs we incur with third parties in connection with the sale to advertisers of our advertising products that we place on third-party publishers’ websites, and applications or other offerings collectively resulting from acquisitions. Certain elements of our cost of revenue are fixed and cannot be quickly reduced in the near term in response to market conditions.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Cost of revenue	$1,797,510	$1,366,388	$431,122	32%
Cost of revenue as a percentage of revenue	35%	37%
2021 Compared to 2020. In 2021, cost of revenue increased by $431.1 million compared to 2020. The increase was attributable to a $264.7 million increase primarily from a combination of revenue share expenses and personnel-related costs due to growth in employee headcount and a $166.4 million increase in infrastructure costs.
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

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$1,246,704	$873,011	$373,693	43%
Research and development as a percentage of revenue	25%	23%
2021 Compared to 2020. In 2021, research and development expenses increased by $373.7 million compared to 2020. The increase was attributable to a $432.5 million increase in personnel-related costs mainly driven by an increase in employee headcount as we continue to focus investments in engineering, product, design, and research, and a $100.5 million increase in facilities costs and other administrative expenses, offset by a $159.3 million increase in the capitalization of costs associated with developing software for internal use.
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

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Sales and marketing	$1,175,970	$887,860	$288,110	32%
Sales and marketing as a percentage of revenue	23%	24%
2021 Compared to 2020. In 2021, sales and marketing expenses increased by $288.1 million compared to 2020. The increase was attributable to a $148.9 million increase in sales related expenses due to higher revenue as well as in marketing expenses, a $95.0 million increase in personnel-related costs mainly driven by an increase in employee headcount, and a $44.2 million net increase in facilities costs and other administrative expenses.
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

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
General and administrative	$584,336	$562,432	$21,904	4%
General and administrative as a percentage of revenue	12%	15%
2021 Compared to 2020. In 2021, general and administrative expenses increased by $21.9 million compared to 2020. The increase was attributable to a $205.7 million increase primarily from a combination of personnel-related costs due to growth in employee headcount and higher professional service fees, offset by the non-recurrence of a $150.0 million expense related to an ongoing FTC matter recorded in 2020 and a net decrease of $33.8 million in facilities costs and other administrative expenses.
We plan to continue to invest in general and administrative functions to ensure we have an appropriate level of support for our key objectives. We expect that general and administrative expenses will increase in absolute dollar amounts and vary as a percentage of revenue over time.
Litigation Settlement, Net
In September 2021, we entered into a binding agreement to settle a shareholder class action lawsuit. The proposed settlement resolves all claims asserted against us and the other named defendants in the shareholder class action lawsuit without any liability or wrongdoing attributed to them personally or to us. In the third quarter of 2021, we recorded a charge of $809.5 million for the settlement in the consolidated statement of operations, partially offset by the recognition of an insurance recovery of $5.8 million. In addition, in the third quarter of 2021, we recorded a benefit for insurance proceeds of $38.0 million related to the settlement of separate shareholder derivative lawsuits. We paid the settlement amount of $809.5 million from cash on hand in the fourth quarter of 2021.

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

	Year Ended December 31,
	2021	2020
	(in thousands)
Interest expense	$51,186	$152,878
2021 Compared to 2020. In 2021, interest expense decreased by $101.7 million compared to 2020 primarily due to our adoption of the accounting standard update to simplify the accounting for convertible debt on January 1, 2021. Refer to Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Interest Income
Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Year Ended December 31,
	2021	2020
	(in thousands)
Interest income	$35,683	$88,178
2021 Compared to 2020. In 2021, interest income decreased by $52.5 million compared to 2020. The decrease was primarily attributable to lower interest rates.
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

	Year Ended December 31,
	2021	2020
	(in thousands)
Other income (expense), net	$97,129	$(12,897)
2021 Compared to 2020. In 2021, other income, net, was $97.1 million compared to other expense, net, of $12.9 million in 2020. The change was primarily attributable to gains of $84.7 million on an investment in a privately-held company in 2021 compared to impairment charges of $8.8 million on investments in privately-held companies in 2020.

Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Year Ended December 31,
	2021	2020
	(in thousands)
Provision (benefit) for income taxes	$(189,704)	$1,084,687
2021 Compared to 2020. In 2021, our benefit from income taxes was $189.7 million, compared to a net provision for income taxes of $1.08 billion in 2020. The change was primarily due to a provision from income taxes related to the establishment of a valuation allowance against deferred tax assets of $1.10 billion in 2020, and in 2021, a tax benefit from the litigation settlement described in Note 16 - Commitments and Contingencies, increased excess tax benefits from stock-based compensation, and increased research and development credits.
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

Liquidity and Capital Resources

	Year Ended December 31,
	2021	2020
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net loss	$(221,409)	$(1,135,626)
Net cash provided by operating activities	$632,689	$992,870
Net cash provided by (used in) investing activities	$52,623	$(1,560,565)
Net cash provided by (used in) financing activities	$(472,823)	$755,310
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
In March 2020, our Board of Directors authorized a program to repurchase up to $2.0 billion of our common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock and may be suspended at any time at our discretion. In the year ended December 31, 2021, we repurchased 16.9 million shares for an aggregate amount of $930.5 million. The repurchases include 120,000 shares for $5.3 million that were not settled as of December 31, 2021 that are presented as treasury stock on the consolidated balance sheets as of such date.
As of December 31, 2021, we had $6.39 billion of cash, cash equivalents and short-term investments in marketable securities, of which $279.6 million was held by our foreign subsidiaries. We do not plan to indefinitely reinvest these funds held by our foreign subsidiaries and have accrued the incremental taxes due as part of repatriation. In October 2021 we paid the $809.5 million settlement related to the shareholder class action lawsuit discussed in Note 16 – Commitments and Contingencies.
We believe that our existing cash, cash equivalents and short-term investment balances, and our credit facility, together with cash generated from operations and continued access to capital markets, will be sufficient to meet our working capital, capital expenditure, and other cash requirements including authorized share repurchases over the next 12 months and beyond. From time to time, we may need or choose to seek additional financing through the issuance of equity, equity-linked or debt securities to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, and other factors.
Credit Facility
We have a revolving credit agreement with certain lenders which provides for a $500.0 million revolving unsecured credit facility maturing on August 7, 2023. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. In March 2021, we entered into an amendment to the revolving credit agreement to increase the amount of indebtedness we may incur from $4.5 billion to $6.0 billion and to permit the convertible note issuance and hedge transactions associated with the 2026 Notes. In February 2022, we amended our existing revolving credit agreement to permit our repurchases of our common stock in an aggregate amount not to exceed $4.0 billion. As of December 31, 2021, no amounts had been drawn under the credit facility.
Operating Activities
Cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, amortization of discount on our Notes, deferred income taxes, impairment of (gain on) investments in privately-held companies, non-cash restructuring charges, as well as the effect of changes in working capital and other activities. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenue, increases in operating expenses and costs related to acquisitions. For additional discussion, see Part I, Item 1A, ”Risk Factors.”

Cash provided by operating activities in 2021 was $632.7 million, a decrease in cash inflow of $360.2 million compared to 2020. Cash provided by operating activities was driven by net loss of $221.4 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $849.1 million, including $629.9 million of stock-based compensation expense, $544.8 million of depreciation and amortization expense, $228.8 million of deferred income taxes, and $101.4 million of net gains on investments in privately-held companies. Cash provided by operating activities also reflects the effect of changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions, including an $809.5 million payment we made to settle a shareholder class action lawsuit in the fourth quarter of 2021, resulting in net cash inflows of $5.0 million.
Investing Activities
Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposal of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.
Cash provided by investing activities in 2021 was $52.6 million, compared to cash used in investing activities of $1.56 billion in 2020. The change was due to a $2.54 billion decrease in purchases of marketable securities, a $79.9 million increase in proceeds from sales of marketable securities, and a $15.3 million decrease in cash used in business combinations, offset by a $742.5 million decrease in proceeds from maturities of marketable securities, a $138.2 million increase in purchases of property and equipment, $69.5 million of investments in the Finance Justice Fund, a socially responsible investment that aims to bring capital from corporate and philanthropic partners to individuals and communities in America most underestimated by mainstream finance, a $39.0 million increase in cash used in other investing activities, a $27.8 million increase in purchases of investments in privately-held companies, and a $0.7 million decrease in proceeds from sales of property and equipment.
We anticipate making capital expenditures in 2022 of approximately $900 million to $950 million as we support our existing data centers and infrastructure needs.
Financing Activities
Our primary financing activities consist of issuances of securities, including common stock issued under our employee stock purchase plan and issuance of our Notes, repurchases of common stock under our share repurchase program, repayment of Convertible Notes, payments of finance lease obligations, and stock option exercises by employees and other service providers.
Cash used in financing activities in 2021 was $472.8 million, compared to $755.3 million of cash provided by financing activities in 2020. The change was due to a $954.0 million repayment of the 2021 Notes at maturity, a $685.2 million increase in repurchases of common stock, a $4.4 million increase in tax payments related to net share settlements of equity awards, and a $3.4 million decrease in proceeds from option exercises, offset by $1.42 billion of net proceeds from the issuance of the 2026 Notes net of issuance costs, which was reduced by a net cash outflow of $52.3 million for the purchase of convertible note hedges and sale of warrants entered into in connection with the issuance of the 2026 Notes in 2021, compared to $985.3 million of net proceeds from the issuance of the 2025 Notes net of issuance costs in 2020, a $22.5 million decrease in payments of finance lease obligations, and a $13.3 million increase in proceeds from the issuance of shares of stock from the employee stock purchase plan (ESPP).
Contractual Obligations
Our principal commitments consist of obligations under the Notes (including principal and coupon interest), finance and operating leases for equipment, office space and co-located data center facilities, as well as non-cancelable contractual commitments. Refer to Note 6, Operating and Finance Leases; Note 11, Convertible Notes and Senior Notes; and Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K for more details.
As of December 31, 2021, we had recorded liabilities of $39.7 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the contractual obligation table in Note 16.

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
We generate our advertising revenue primarily from the sale of our Promoted Products: (i) Promoted Ads, (ii) Follower Ads and (iii) Twitter Takeover. Promoted Ads and Follower Ads are pay-for-performance advertising products or pay-for-impressions delivered, each priced through an auction. Twitter Takeover is featured by geography and offered on a fixed-fee-per-day basis. Advertisers are obligated to pay when a person engages with a Promoted Ads, follows a Follower Ads, when an impression is delivered, or when a Twitter Takeover is displayed for an entire day in a particular country. These advertising services may be sold in combination as a bundled arrangement or separately on a stand-alone basis.
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
We may generate revenue from the sale of certain Promoted Ads through placement by Twitter of advertiser ads against third-party publisher content. We will pay the third-party publisher a revenue share fee for our right to monetize their content. In such transactions, advertisers are contracting to obtain a single integrated advertising service, the Promoted Ad combined with the third-party publisher content, and we obtain control of the third-party publisher content displayed on Twitter that we then combine with the advertiser ads within the Promoted Ad. Therefore, we report advertising revenue generated from these transactions on a gross basis and record the related third-party content monetization fees as cost of revenue.
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
Fees for the advertising services above are recognized in the period when advertising is delivered as evidenced by a person engaging with a Promoted Ad or an ad on a third-party publisher website or application in a manner satisfying the types of engagement selected by the advertisers, such as Tweet engagements (e.g., Retweets, replies and likes), website clicks, mobile application installs or engagements, obtaining new followers, or video views, following a Follower Ad, delivery of impressions, or through the display of a Twitter Takeover on our platform.
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
Arrangements involving multiple performance obligations primarily consist of combinations of our pay-for-performance products, Promoted Ads and Follower Ads, which are priced through an auction, and Twitter Takeovers, which are priced on a fixed-fee-per day, per geography basis. For arrangements that include a combination of these products, we develop an estimate of the standalone selling price for these products in order to allocate any potential discount to all performance obligations in the arrangement. The estimate of standalone selling price for pay-for-performance auction based products is determined based on the winning bid price. The estimate of standalone selling price for Twitter Takeovers is based on Twitter Takeovers sold on a standalone basis and/or separately priced in a bundled arrangement by reference to a list price by geography, which is typically updated and approved annually. For other arrangements involving multiple performance obligations where neither auction pricing nor standalone sales provide sufficient evidence of standalone selling price, we estimate standalone selling price using either an adjusted market assessment approach or an expected cost plus margin approach. We believe the use of our estimation approach and allocation of the transaction price on a relative standalone selling price basis to each performance obligation results in revenue recognition in a manner consistent with the underlying economics of the transaction and the allocation principles of the revenue recognition guidance. We have elected to exclude certain sales and indirect taxes from the determination of the transaction price.
We expense sales commissions as incurred when the amortization period is one year or less. Sales commission expenses are recorded within sales and marketing in the consolidated statements of operations.
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

Loss Contingencies
We are currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be estimated, we disclose the possible loss to the extent material. Significant judgment is required to determine the probability of loss and the estimated amount of loss, including when and if the probability and estimate has changed. We review these provisions on a regular basis and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.
The outcomes of the legal matters, such as whether the likelihood of loss is remote, reasonably possible, or probable, or if and when the reasonably possible range of loss is estimable, are inherently uncertain. If one or more of these matters were resolved against us for amounts above management's estimates, our financial condition and results of operations, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
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
Impact of Recently Issued Accounting Standards
The impact of recently issued accounting standards is set forth in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

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
A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of December 31, 2021, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $35.6 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.
As of December 31, 2021, we had $3.59 billion aggregate principal amount of Convertible Notes outstanding and $700.0 million aggregate principal amount of 2027 Notes outstanding. We carry the Notes at face value less amortized discount on the consolidated balance sheets. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.
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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for 2021 and 2020. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollar would have resulted in a gain or loss of approximately $11.3 million as of December 31, 2021.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Twitter, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Twitter, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2021.
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
Revenue Recognition – identification of performance obligations
As described in Notes 1 and 2 to the consolidated financial statements, the Company generated $4.5 billion of its revenue from the sale of advertising services, with $0.6 billion from data licensing and other arrangements, for the year ended December 31, 2021. Significant judgments made by management are (i) identifying the performance obligations in the contract, (ii) determining the basis for allocating contract consideration to performance obligations, (iii) determining whether the Company is the principal or the agent in arrangements where another party is involved in providing specified services to a customer, and (iv) estimating the transaction price to be allocated for contracts with tiered rebate provisions.
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
February 16, 2022
We have served as the Company’s auditor since 2009.

TWITTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,186,549	$1,988,429
Short-term investments	4,207,133	5,483,873
Accounts receivable, net of allowance for doubtful accounts of $15,278 and $16,946	1,217,404	1,041,743
Prepaid expenses and other current assets	266,484	123,063
Assets held for sale	40,800	—
Total current assets	7,918,370	8,637,108
Property and equipment, net	2,082,160	1,493,794
Operating lease right-of-use assets	1,195,124	930,139
Intangible assets, net	69,324	58,338
Goodwill	1,301,520	1,312,346
Deferred tax assets, net	1,148,573	796,326
Other assets	344,445	151,039
Total assets	$14,059,516	$13,379,090
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$203,171	$194,281
Accrued and other current liabilities	918,350	663,532
Convertible notes, short-term	—	917,866
Operating lease liabilities, short-term	222,346	177,147
Total current liabilities	1,343,867	1,952,826
Convertible notes, long-term	3,559,023	1,875,878
Senior notes, long-term	693,996	692,994
Operating lease liabilities, long-term	1,071,209	819,748
Deferred and other long-term tax liabilities, net	40,691	31,463
Other long-term liabilities	43,531	36,099
Total liabilities	6,752,317	5,409,008
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 799,384 and 796,000 shares issued and outstanding	4	4
Additional paid-in capital	8,432,112	9,167,138
Treasury stock, at cost-- 120 and 98 shares	(5,295)	(5,297)
Accumulated other comprehensive loss	(117,320)	(66,094)
Accumulated deficit	(1,002,302)	(1,125,669)
Total stockholders' equity	7,307,199	7,970,082
Total liabilities and stockholders' equity	$14,059,516	$13,379,090
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$5,077,482	$3,716,349	$3,459,329
Costs and expenses
Cost of revenue	1,797,510	1,366,388	1,137,041
Research and development	1,246,704	873,011	682,281
Sales and marketing	1,175,970	887,860	913,813
General and administrative	584,336	562,432	359,821
Litigation settlement, net	765,701	—	—
Total costs and expenses	5,570,221	3,689,691	3,092,956
Income (loss) from operations	(492,739)	26,658	366,373
Interest expense	(51,186)	(152,878)	(138,180)
Interest income	35,683	88,178	157,703
Other income (expense), net	97,129	(12,897)	4,243
Income (loss) before income taxes	(411,113)	(50,939)	390,139
Provision (benefit) for income taxes	(189,704)	1,084,687	(1,075,520)
Net income (loss)	$(221,409)	$(1,135,626)	$1,465,659
Net income (loss) per share:
Basic	$(0.28)	$(1.44)	$1.90
Diluted	$(0.28)	$(1.44)	$1.87
Weighted-average shares used to compute net income (loss) per share:
Basic	797,573	787,861	770,729
Diluted	797,573	787,861	785,531
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(221,409)	$(1,135,626)	$1,465,659
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments in available-for-sale securities	(25,917)	11,318	13,785
Change in foreign currency translation adjustment	(25,309)	(6,878)	(19,008)
Net change in accumulated other comprehensive income (loss)	(51,226)	4,440	(5,223)
Comprehensive income (loss)	$(272,635)	$(1,131,186)	$1,460,436
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	796,000	$4	779,619	$4	764,257	$4
Issuance of common stock in connection with RSU vesting	17,423	—	16,795	—	13,519	—
Issuance of common stock in connection with acquisitions	194	—	168	—	—	—
Issuance of restricted stock in connection with acquisitions accounted for as stock-based compensation	388	—	1,509	—	471	—
Exercise of stock options	532	—	1,882	—	361	—
Issuance of common stock upon purchases under employee stock purchase plan	2,214	—	2,250	—	1,592	—
Shares withheld related to net share settlement of equity awards	(442)	—	(639)	—	(579)	—
Repurchases of common stock	(16,860)	—	(5,584)	—	—	—
Other activities	(65)	—	—	—	(2)	—
Balance, end of period	799,384	$4	796,000	$4	779,619	$4
Additional paid-in capital
Balance, beginning of period	—	$9,167,138	—	$8,763,330	—	$8,324,974
Issuance of common stock in connection with acquisitions	—	12,640	—	8,311	—	—
Exercise of stock options	—	2,056	—	5,441	—	788
Issuance of common stock upon purchases under employee stock purchase plan	—	68,792	—	55,470	—	42,378
Shares withheld related to net share settlement of equity awards	—	(26,982)	—	(22,585)	—	(19,594)
Stock-based compensation	—	709,608	—	510,254	—	414,784
Equity component of the convertible note issuance, net	—	—	—	92,209	—	—
Purchase of convertible note hedge	—	(213,469)	—	—	—	—
Tax related to purchase of convertible note hedge	—	49,262	—	—	—	—
Issuance of warrants	—	161,144	—	—	—	—
Repurchases of common stock	—	(930,530)	—	(245,292)	—	—
Cumulative-effect adjustment from adoption of new accounting standard	—	(567,547)	—	—	—	—
Balance, end of period	—	$8,432,112	—	$9,167,138	—	$8,763,330
Treasury stock
Balance, beginning of period	—	$(5,297)	—	$—	—	$—
Retirement of treasury stock	—	21,183	—	—	—	—
Repurchases of common stock	—	(21,181)	—	(5,297)	—	—
Balance, end of period	—	$(5,295)	—	$(5,297)	—	$—
Accumulated other comprehensive loss
Balance, beginning of period	—	$(66,094)	—	$(70,534)	—	$(65,311)
Other comprehensive income (loss)	—	(51,226)	—	4,440	—	(5,223)
Balance, end of period	—	$(117,320)	—	$(66,094)	—	$(70,534)
Retained earnings (accumulated deficit)
Balance, beginning of period	—	$(1,125,669)	—	$11,586	—	$(1,454,073)
Cumulative-effect adjustment from adoption of new accounting standards	—	344,776	—	(1,629)	—	—
Net income (loss)	—	(221,409)	—	(1,135,626)	—	1,465,659
Balance, end of period	—	$(1,002,302)	—	$(1,125,669)	—	$11,586
Total stockholders' equity	799,384	$7,307,199	796,000	$7,970,082	779,619	$8,704,386
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$(221,409)	$(1,135,626)	$1,465,659
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	544,848	495,177	465,549
Stock-based compensation expense	629,901	474,932	378,025
Amortization of discount on convertible notes	—	101,733	113,298
Bad debt expense	1,560	18,775	3,083
Deferred income taxes	(228,774)	(36,978)	84,369
Deferred tax assets establishment related to intra-entity transfers of intangible assets	—	—	(1,206,880)
Deferred tax assets valuation allowance establishment	—	1,101,374	—
Impairment (gain) on investments in privately-held companies	(101,445)	8,842	1,550
Other adjustments	2,975	(10,764)	(19,989)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	(189,946)	(188,039)	(67,000)
Prepaid expenses and other assets	(121,501)	6,398	(29,602)
Operating lease right-of-use assets	219,287	168,000	149,880
Accounts payable	20,869	18,232	2,946
Accrued and other liabilities	260,475	123,345	92,681
Operating lease liabilities	(184,151)	(152,531)	(130,205)
Net cash provided by operating activities	632,689	992,870	1,303,364
Cash flows from investing activities
Purchases of property and equipment	(1,011,546)	(873,354)	(540,688)
Proceeds from sales of property and equipment	8,462	9,170	6,158
Purchases of marketable securities	(3,736,659)	(6,272,395)	(5,798,111)
Proceeds from maturities of marketable securities	3,811,768	4,554,238	4,928,097
Proceeds from sales of marketable securities	1,172,626	1,092,754	367,116
Purchases of investments in privately-held companies	(39,761)	(11,912)	(51,163)
Investments in Finance Justice Fund	(69,500)	—	—
Business combinations, net of cash acquired	(32,702)	(48,016)	(29,664)
Other investing activities	(50,065)	(11,050)	2,281
Net cash provided by (used in) investing activities	52,623	(1,560,565)	(1,115,974)
Cash flows from financing activities
Proceeds from issuance of convertible notes	1,437,500	1,000,000	—
Proceeds from issuance of senior notes	—	—	700,000
Purchases of convertible note hedges	(213,469)	—	—
Proceeds from issuance of warrants concurrent with note hedges	161,144	—	—
Debt issuance costs	(16,769)	(14,662)	(8,070)
Repayment of convertible notes	(954,000)	—	(935,000)
Repurchases of common stock	(930,530)	(245,292)	—
Taxes paid related to net share settlement of equity awards	(26,982)	(22,587)	(19,594)
Payments of finance lease obligations	(565)	(23,062)	(66,677)
Proceeds from exercise of stock options	2,056	5,442	788
Proceeds from issuances of common stock under employee stock purchase plan	68,792	55,471	42,378
Net cash provided by (used in) financing activities	(472,823)	755,310	(286,175)
Net increase (decrease) in cash, cash equivalents and restricted cash	212,489	187,615	(98,785)
Foreign exchange effect on cash, cash equivalents and restricted cash	(13,080)	(4,005)	4,576
Cash, cash equivalents and restricted cash at beginning of period	2,011,276	1,827,666	1,921,875
Cash, cash equivalents and restricted cash at end of period	$2,210,685	$2,011,276	$1,827,666
Supplemental cash flow data
Interest paid in cash	$41,754	$38,510	$12,236
Income taxes paid in cash	$113,525	$11,480	$20,144
Supplemental disclosures of non-cash investing and financing activities
Common stock issued in connection with acquisitions	$12,640	$8,311	$—
Changes in accrued property and equipment purchases	$(12,149)	$24,882	$14,985
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$2,186,549	$1,988,429	$1,799,082
Restricted cash included in prepaid expenses and other current assets	8,140	2,287	1,862
Restricted cash included in other assets	15,996	20,560	26,722
Total cash, cash equivalents and restricted cash	$2,210,685	$2,011,276	$1,827,666
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Twitter, Inc. and its wholly-owned subsidiaries (collectively, "Twitter", or the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company generates its advertising revenue primarily from the sale of its Promoted Products: (i) Promoted Ads, (ii) Follower Ads and (iii) Twitter Takeover. Promoted Ads and Follower Ads are pay-for-performance advertising products or pay on impressions delivered, each priced through an auction. Twitter Takeover is featured by geography and offered on a fixed-fee-per-day basis. Advertisers are obligated to pay when a person engages with a Promoted Ad, follows a Follower Ad, when an impression is delivered, or when a Twitter Takeover is displayed for an entire day in a particular country. These advertising services may be sold in combination as a bundled arrangement or separately on a stand-alone basis.
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
The Company may generate revenue from the sale of certain Promoted Ads through placement by Twitter of advertiser ads against third-party publisher content. The Company will pay the third-party publisher a revenue share fee for its right to monetize their content. In such transactions, advertisers are contracting to obtain a single integrated advertising service, the Promoted Ad combined with the third-party publisher content, and the Company obtains control of the third-party publisher content displayed on Twitter that it then combines with the advertiser ads within the Promoted Ad. Therefore, the Company reports advertising revenue generated from these transactions on a gross basis and records the related third-party content monetization fees as cost of revenue.
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
Fees for the advertising services above are recognized in the period when advertising is delivered as evidenced by a person engaging with a Promoted Ad or an ad on a third-party publisher website or application in a manner satisfying the types of engagement selected by the advertisers, such as Tweet engagements (e.g., Retweets, replies and likes), website clicks, mobile application installs or engagements, obtaining new followers, or video views, following a Follower Ad, delivery of impressions, or through the display of a Twitter Takeover on the Company's platform.

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
Arrangements involving multiple performance obligations primarily consist of combinations of the Company's pay-for-performance products, Promoted Ads and Follower Ads, which are priced through an auction, and Twitter Takeover, which is priced on a fixed-fee-per day, per geography basis. For arrangements that include a combination of these products, the Company develops an estimate of the standalone selling price for these products in order to allocate any potential discount to all performance obligations in the arrangement. The estimate of standalone selling price for pay-for-performance auction based products is determined based on the winning bid price. The estimate of standalone selling price for Twitter Takeover is based on Twitter Takeover sold on a standalone basis and/or separately priced in a bundled arrangement by reference to a list price by geography, which is typically updated and approved annually. For other arrangements involving multiple performance obligations where neither auction pricing nor standalone sales provide sufficient evidence of standalone selling price, the Company estimates standalone selling price using either an adjusted market assessment approach or an expected cost plus margin approach. The Company believes the use of its estimation approach and allocation of the transaction price on a relative standalone selling price basis to each performance obligation results in revenue recognition in a manner consistent with the underlying economics of the transaction and the allocation principles of the revenue recognition guidance. The Company has elected to exclude certain sales and indirect taxes from the determination of the transaction price.
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
For service-based restricted stock awards and performance-based restricted stock awards, the Company recognizes the compensation expense only for those awards expected to meet the performance and service vesting conditions. For service-based restricted stock awards, expense is recognized on a straight-line basis over the requisite service period. The service condition for restricted stock awards is generally satisfied over four years, but has been up to five years in certain circumstances. For performance-based restricted stock awards, expense is recognized on a graded basis over the requisite service period. For market-based restricted stock awards, the Company recognizes the compensation expense on a graded basis over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The requisite service period for performance-based and market-based restricted stock awards is generally up to six years. The Company accounts for forfeitures as they occur.
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
The Company issues restricted stock subject to a lapsing right of repurchase to continuing employees of certain acquired companies. For such restricted stock issuances subject to post acquisition employment, the Company recognizes the grant-date fair value as post-acquisition stock-based compensation expense on a straight-line basis over the requisite service period.
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
Investments in Privately-Held Companies
The Company makes strategic investments in privately-held companies. The Company evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of December 31, 2021, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. The Company accounts for its investments in privately-held companies either under equity method accounting or by adjusting the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). The investments in privately-held companies are included within other assets on the consolidated balance sheets. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net in the consolidated statements of operations.
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

Loss Contingencies
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. The Company records a liability when it believes that it is both probable that a loss has been incurred and the amount or range can be reasonably estimated. If the Company determines there is a reasonable possibility that it may incur a loss and the loss or range of loss can be estimated, it discloses the possible loss to the extent material. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions on a regular basis and adjusts these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.
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
The Company also has server and networking equipment lease arrangements with original lease terms ranging from three to four years. The Company’s server and networking equipment leases typically are accounted for as finance leases as they meet one or more of the five finance lease classification criteria. Assets acquired under finance leases are included in property and equipment, net, finance lease liabilities, short-term, and finance lease liabilities, long-term on the Company’s consolidated balance sheets and are depreciated to operating expenses on a straight-line basis over their estimated useful lives. There were no finance lease liabilities as of December 31, 2021.
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
The Company records a liability for the estimated cost of any asset retirement obligation (ARO) associated with its leases, which are incurred as a result of the acquisition, construction or development, and/or normal operation of a long-lived asset. In the determination of the fair value of AROs, the Company uses various assumptions and judgments, including factors such as the estimated amounts and timing of restoration costs, and discount and inflation rates. As of December 31, 2021 and 2020, the Company had AROs of $34.2 million and $19.9 million, respectively, in other long-term liabilities on the consolidation balance sheets.
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

Cash, Cash Equivalents and Investments
The Company invests its excess cash primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. The Company classifies all liquid investments with stated maturities of three months or less from date of purchase as cash equivalents. The Company classifies all marketable securities for use in current operations, even if the security matures beyond 12 months, and presents them as short-term investments on the consolidated balance sheets.
As of December 31, 2021 and 2020, the Company has restricted cash balances of $8.1 million and $2.3 million, respectively, within prepaid expenses and other current assets and $16.0 million and $20.6 million, respectively, in other assets on the consolidated balance sheets based upon the term of the remaining restrictions. These restricted cash balances are primarily cash deposits to back letters of credit related to certain property leases.
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale securities at fair value. The Company reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be credit-related, which are recorded as other income (expense), net in the consolidated statements of operations and reports an allowance for credit losses in short-term investments on the balance sheet, if any. The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other income (expense), net. Interest earned on cash, cash equivalents, and marketable securities was $35.7 million, $88.2 million, and $157.7 million during the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are recorded in interest income in the consolidated statements of operations.
The Company's investment policy only allows purchases of investment-grade notes and provides guidelines on concentrations to ensure minimum risk of loss. The Company evaluates whether the unrealized loss on available-for-sale debt securities is the result of the credit worthiness of the corporate notes it held, or other non-credit-related factors such as liquidity by reviewing a number of factors such as the implied yield of the corporate note based on the market price, the nature of the invested entity's business or industry, market capitalization relative to debt, changes in credit ratings, and the market prices of the corporate notes subsequent to period end. As of December 31, 2021, the gross unrealized loss on available-for-sale debt securities was immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. As of December 31, 2021, no allowance for credit losses in short-term investments was recorded.
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
The Company’s accounts receivable are typically unsecured and are derived from customers around the world in different industries. The Company includes terms in its contracts providing the ability to stop transferring promised goods or services, performs ongoing credit evaluations of its customers, and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2021 and 2020, no single customer accounted for more than 10% of the Company’s net accounts receivable balances. No single customer accounted for more than 10% of the Company’s revenue in the years ended December 31, 2021, 2020 and 2019.
The Company’s note hedge transactions, entered into in connection with the Convertible Notes, as defined and further described in Note 4 – Fair Value Measurements, and its derivative financial instruments expose the Company to credit risk to the extent that its counterparties may be unable to meet the terms of the transactions. The Company mitigates this risk by limiting its counterparties to major financial institutions and using multiple financial institutions as counterparties in its hedge transactions.

Accounts Receivable, Net
The Company records accounts receivable at the invoiced amount. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, the customer’s current financial condition, and considers macroeconomic factors to estimate expected future credit losses. In the year ended December 31, 2021, the Company recorded an immaterial increase in the allowance for doubtful accounts.
Unbilled Revenue (Contract Assets)
The Company evaluates whether its unbilled revenue is exposed to potential credit losses by considering factors such as the creditworthiness of its customers, the term over which unbilled revenue will be recognized, historical impairment of unbilled revenue, and contemplation of projected macroeconomic factors. As of December 31, 2021, the Company recorded an immaterial amount of allowance for credit losses on unbilled revenue.
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
Capitalization of Interest
Interest costs are capitalized for assets that are constructed for the Company’s own internal use, including internally developed software and property and equipment, for the period of time to get them ready for their intended use. During the years ended December 31, 2021, 2020 and 2019, the Company capitalized $1.5 million, $3.8 million, and $4.6 million of interest expense, respectively.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value.
The Company conducted its annual goodwill impairment test during the fourth quarter of 2021 and determined that the fair value of the reporting unit significantly exceeded its carrying value. As such, goodwill was not impaired. No impairment charge was recorded in any of the periods presented in the consolidated financial statements.

Intangible Assets
Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives of up to eleven years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There have been no impairment charges recorded in any of the periods presented in the consolidated financial statements.
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
Internal Use Software and Website Development Costs
The Company capitalizes certain costs incurred in developing software programs or websites for internal use. The Company capitalizes these costs once the preliminary project stage is complete, and it is probable that the project will be completed and the software will be used to perform the function intended. In the years ended December 31, 2021, 2020 and 2019, the Company capitalized costs totaling approximately $265.3 million, $109.3 million and $127.5 million, respectively. Capitalized internal use software development costs are included in property and equipment, net. Included in the capitalized amounts above are $79.7 million, $34.6 million and $37.5 million of stock-based compensation expense in the years ended December 31, 2021, 2020 and 2019, respectively.
The estimated useful life of costs capitalized is evaluated for each specific project and is up to five years. In the years ended December 31, 2021, 2020 and 2019, the amortization of capitalized costs totaled approximately $120.5 million, $109.6 million and $116.0 million, respectively.
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
Foreign Currency
The functional currency of the Company's foreign subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies as well as realized foreign exchange gains and losses on foreign exchange transactions are recorded in other income (expense), net in the consolidated statements of operations.
Advertising Costs
Advertising costs are expensed when incurred and are included in sales and marketing expense in the consolidated statements of operations. Advertising expense totaled $167.1 million, $56.1 million, and $81.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In August 2020, the Financial Accounting Standards Board (FASB) issued a new accounting standard update to simplify the accounting for convertible debt and other equity-linked instruments. The new guidance simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company early adopted this new guidance using the modified retrospective method as of January 1, 2021. The adoption of this new guidance resulted in an increase of $254.6 million and $34.7 million to "Convertible notes, long-term" and "Convertible notes, short-term", respectively, to reflect the full principal amount of the Convertible Notes (as defined below) outstanding, net of issuance costs, a reduction of $567.5 million to additional paid-in capital, net of estimated income tax effects, to remove the equity component separately recorded for the conversion features associated with the Convertible Notes, an increase to deferred tax assets, net of $66.6 million, and a cumulative-effect adjustment of $344.8 million, net of estimated income tax effects, reducing the beginning balance of accumulated deficit as of January 1, 2021. The adoption of this new guidance reduced interest expense by $99.5 million in the year ended December 31, 2021. In addition, the adoption requires the use of the if-converted method for all convertible notes in the diluted net income (loss) per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effect is more dilutive. There was no impact to the number of potentially dilutive shares in each of the periods presented.
Recently issued accounting pronouncements not yet adopted
In October 2021, the FASB issued a new accounting standard requiring contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with the accounting standard for revenue recognition for contracts with customers, as if it had originated the contracts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company will adopt the guidance prospectively to business combinations after the date of adoption.

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
Revenue by geography is based on the billing address of the customers. The following tables set forth revenue by services and revenue by geographic area (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue by services:
Advertising services	$4,505,692	$3,207,392	$2,993,392
Data licensing and other	571,790	508,957	465,937
Total revenue	$5,077,482	$3,716,349	$3,459,329

	Year Ended December 31,
	2021	2020	2019
Revenue by geographic area:
United States	$2,835,760	$2,078,836	$1,944,022
Japan	675,022	547,862	537,021
Rest of World	1,566,700	1,089,651	978,286
Total revenue	$5,077,482	$3,716,349	$3,459,329

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
Unbilled Revenue (Contract Assets)
The Company presents unbilled revenue on the consolidated balance sheets within prepaid expenses and other current assets and within other assets. The Company’s contracts do not contain material financing components. The Company's unbilled revenue primarily consists of amounts that have yet to be billed under contracts with escalating fee structures. Specifically, because the Company generally recognizes revenue on a straight-line basis for data licensing arrangements with escalating fee structures, revenue recognized represents amounts to which the Company is contractually entitled; however, the revenue recognized exceeds the amounts the Company has a right to bill as of the period end, thus resulting in unbilled revenue.

Deferred Revenue (Contract Liabilities)
The Company presents deferred revenue primarily within accrued and other current liabilities on the consolidated balance sheets and there is not expected to be any material non-current contract liabilities given the Company's contracting provisions. The Company's deferred revenue balance primarily consists of cash payments due in advance of satisfying its performance obligations relating to data licensing contracts and performance obligations given to customers based on their spend relating to advertising contracts, for which the Company defers, as they represent material rights. The Company recognizes deferred revenue relating to its data licensing contracts on a straight-line basis over the period in which the Company provides data. The Company recognizes deferred revenue relating to its advertising contracts based on the amount of customer spend and the relative standalone selling price of the material rights.

The following table presents contract balances (in thousands):

	December 31, 2021	December 31, 2020
Unbilled Revenue	$44,880	$44,063
Deferred Revenue	$79,414	$62,191
The amount of revenue recognized in the year ended December 31, 2021 that was included in the deferred revenue balance as of December 31, 2020 was $61.9 million. The amount of revenue recognized in the year ended December 31, 2020 that was included in the deferred revenue balance as of December 31, 2019 was $69.0 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus ads inventory earned by and material rights provided to customers in prior periods and the satisfaction of the Company’s performance obligations relating to data licensing contracts with advance cash payments or material rights.
The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.
The increase in the unbilled revenue balance from December 31, 2020 to December 31, 2021 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.
The increase in the deferred revenue balance from December 31, 2020 to December 31, 2021 was primarily due to bonus ads inventory offered to customers during the period for meeting certain spending targets, offset by the delivery of bonus ads inventory.
Remaining Performance Obligations
As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $587.2 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term advertising service arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
	Total	2022	2023	2024 and Thereafter
Revenue expected to be recognized on remaining performance obligations	$587,198	$237,036	$163,645	$186,517

Note 3. Cash, Cash Equivalents and Short-term Investments
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$336,958	$285,002
Money market funds	1,000,671	1,158,927
Corporate notes, commercial paper and certificates of deposit	848,920	544,500
Total cash and cash equivalents	$2,186,549	$1,988,429
Short-term investments:
U.S. government and agency securities	$374,868	$910,259
Corporate notes, commercial paper and certificates of deposit	3,829,123	4,572,394
Marketable equity securities	3,142	1,220
Total short-term investments	$4,207,133	$5,483,873
The contractual maturities of debt securities classified as available-for-sale as of December 31, 2021 were as follows (in thousands):

December 31, 2021
Due within one year	$2,208,362
Due after one year through five years	1,995,629
Total	$4,203,991

The following tables summarize unrealized gains and losses related to available-for-sale debt securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	December 31, 2021
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$376,966	$12	$(2,110)	$374,868
Corporate notes, commercial paper and certificates of deposit	3,832,983	4,873	(8,733)	3,829,123
Total available-for-sale debt securities classified as short-term investments	$4,209,949	$4,885	$(10,843)	$4,203,991

	December 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$909,092	$1,177	$(10)	$910,259
Corporate notes, commercial paper and certificates of deposit	4,545,687	26,939	(232)	4,572,394
Total available-for-sale debt securities classified as short-term investments	$5,454,779	$28,116	$(242)	$5,482,653
The available-for-sale debt securities classified as cash and cash equivalents on the consolidated balance sheets are not included in the tables above as the gross unrealized gains and losses were immaterial for each period. Their carrying value approximates fair value because of the short maturity period of these instruments.
The gross unrealized loss on available-for-sale debt securities in a continuous loss position for 12 months or longer was not material as of December 31, 2021 and 2020.

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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 based on the three-tier fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$1,000,671	$—	$1,000,671
Commercial paper	—	843,919	843,919
Certificates of deposit	—	5,001	5,001
Short-term investments:
U.S. government and agency securities	—	374,868	374,868
Corporate notes	—	2,633,777	2,633,777
Commercial paper	—	953,103	953,103
Certificates of deposit	—	242,243	242,243
Marketable equity securities	3,142	—	3,142
Other current assets:
Foreign currency contracts	—	7,849	7,849
Total	$1,003,813	$5,060,760	$6,064,573
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$2,125	$2,125
Total	$—	$2,125	$2,125

	December 31, 2020
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$1,158,927	$—	$1,158,927
Corporate notes	—	1,347	1,347
Commercial paper	—	543,153	543,153
Short-term investments:
U.S. government and agency securities	—	910,259	910,259
Corporate notes	—	2,829,521	2,829,521
Commercial paper	—	1,240,670	1,240,670
Certificates of deposit	—	502,203	502,203
Marketable equity securities	1,220	—	1,220
Other current assets:
Foreign currency contracts	—	5,529	5,529
Total	$1,160,147	$6,032,682	$7,192,829
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$1,028	$1,028
Total	$—	$1,028	$1,028
In 2018, we issued $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024, or the 2024 Notes. In 2019, we issued $700.0 million in aggregate principal amount of 3.875% senior notes due 2027, or the 2027 Notes. In 2020, we issued $1.0 billion in aggregate principal amount of 0.375% convertible senior notes due 2025, or the 2025 Notes. In March 2021, we issued $1.44 billion in aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. We refer to the 2024 Notes, the 2025 Notes, and the 2026 Notes as the Convertible Notes, and we refer to the Convertible Notes and the 2027 Notes as the Notes.
The following table sets forth the estimated fair value of the Company's convertible and senior notes outstanding as of December 31, 2021 based on the three-tier fair value hierarchy (in thousands):

	December 31, 2021
	Level 2	Level 3	Total
$1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024 (the 2024 Notes)	1,244,760	—	1,244,760
$1.0 billion in aggregate principal amount of 0.375% convertible senior notes due in 2025 (the 2025 Notes)	—	1,206,210	1,206,210
$1.44 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (the 2026 Notes)	1,297,200	—	1,297,200
$700.0 million in aggregate principal amount of 3.875% senior notes due in 2027 (the 2027 Notes)	728,756	—	728,756
Total	3,270,716	1,206,210	4,476,926
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

The Company recognizes these derivative instruments as either assets or liabilities on the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives in other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $910.5 million and $729.8 million at December 31, 2021 and 2020, respectively.
The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

	Balance Sheet Location	December 31, 2021	December 31, 2020
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$7,849	$5,529
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$2,125	$1,028
The Company recognized $4.0 million of net gains on its foreign currency contracts in the year ended December 31, 2021 and $8.1 million and $7.2 million of net losses on its foreign currency contracts in the years ended December 31, 2020 and 2019, respectively.
Note 5. Property and Equipment, Net
The following tables set forth property and equipment, net by type and by geographic area for the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Property and equipment, net
Equipment	$2,603,304	$1,830,459
Furniture and leasehold improvements	470,678	362,766
Capitalized software	948,710	811,371
Construction in progress	261,267	349,935
Total	4,283,959	3,354,531
Less: Accumulated depreciation and amortization	(2,201,799)	(1,860,737)
Property and equipment, net	$2,082,160	$1,493,794

	December 31, 2021	December 31, 2020
Property and equipment, net:
United States	$2,038,597	$1,460,163
International	43,563	33,631
Total property and equipment, net	$2,082,160	$1,493,794
Depreciation expense totaled $503.6 million, $471.6 million, and $449.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Included in these amounts were depreciation expense for server and networking equipment acquired under finance leases in the amount of $0.4 million, $20.5 million, and $63.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 6. Operating and Finance Leases
The Company’s leases have remaining lease terms from less than one year up to approximately ten years.
The components of lease cost for the year ended December 31, 2021 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$256,388	$201,386	173,005
Finance lease cost
Depreciation expense	435	20,527	63,674
Interest on lease liabilities	2	369	2,125
Total finance lease cost	437	20,896	65,799
Short-term lease cost	5,411	5,603	3,000
Variable lease cost	81,387	52,476	49,456
Sublease income	(9,660)	(9,626)	(22,326)
Total lease cost	$333,963	$270,735	268,934
Other information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$231,643	$183,033	$165,093
Operating cash flows from finance leases	$2	$369	$2,125
Financing cash flows from finance leases	$565	$23,062	$66,677
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$491,996	$398,480	$110,522

	December 31, 2021	December 31, 2020
Lease Term and Discount Rate
Weighted-average remaining lease term (years):
Operating leases	7.2	6.8
Finance leases	—	0.1
Weighted-average discount rate:
Operating leases	3.4%	3.8%
Finance leases	—%	3.9%

Future lease payments under leases and sublease income as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Sublease Income
Year Ending December 31,
2022	$277,260	$(4,685)
2023	235,742	(3,187)
2024	235,777	(1,725)
2025	230,193	(120)
2026	207,828	—
Thereafter	687,226	—
Total future lease payments (receipts)	1,874,026	$(9,717)
Less: leases not yet commenced	(409,380)
Less: imputed interest	(171,091)
Total lease liabilities	$1,293,555
Reconciliation of lease liabilities as shown on the consolidated balance sheets
Operating lease liabilities, short-term	$222,346
Operating lease liabilities, long-term	1,071,209
Total operating lease liabilities	$1,293,555

Note 7. Goodwill and Intangible Assets
The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2020	$1,312,346
Acquisitions	34,143
Reclassified to assets held for sale (1)	(40,800)
Other	(4,169)
Balance as of December 31, 2021	$1,301,520
(1)     On October 6, 2021, the Company announced that it entered into a definitive agreement to sell its MoPub business. The Company reclassified $40.8 million of goodwill to assets held for sale on the consolidated balance sheet as of December 31, 2021. Refer to Note 10 - Assets Held for Sale for further details on the transaction.
For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.
The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2021:
Patents and developed technologies	$106,261	$(57,988)	$48,273
Assembled workforce	23,500	(2,449)	21,051
Total	$129,761	$(60,437)	$69,324
December 31, 2020:
Patents and developed technologies	$110,153	$(53,265)	$56,888
Other	1,800	(350)	1,450
Total	$111,953	$(53,615)	$58,338
Intangible assets are amortized over a period of up to eleven years from the respective purchase dates. The weighted-average amortization period for intangible assets acquired during the year ended December 31, 2021 is 2.7 years, with a weighted-average amortization period by asset class of 3.6 years for patents and developed technologies and 2.0 years for assembled workforce. Amortization expense associated with intangible assets for the years ended December 31, 2021, 2020, and 2019 was $41.2 million, $23.6 million, and $16.5 million, respectively. During the year ended December 31, 2021, $34.1 million in gross carrying value and accumulated amortization related to fully-amortized intangible assets was eliminated.
Estimated future amortization expense as of December 31, 2021 is as follows (in thousands):

2022	$31,266
2023	19,467
2024	6,673
2025	2,510
2026	2,410
Thereafter	6,998
Total	$69,324

Note 8. Accrued and other current liabilities
The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Accrued compensation	325,113	171,681
Federal Trade Commission accrual (see Note 16)	150,000	150,000
Deferred revenue	78,541	58,976
Accrued tax liabilities	47,830	40,384
Accrued publisher, content and ad network costs	45,025	42,541
Accrued professional services	41,321	27,404
Accrued other	230,520	172,546
Total	$918,350	$663,532

Note 9. Acquisitions and Other Investments
2021 Acquisitions
During the year ended December 31, 2021, the Company made a number of acquisitions that were accounted for as business combinations. The total purchase price for these acquisitions was $56.6 million, which was allocated as follows: $13.9 million to developed technologies and other acquired intangible assets, $8.6 million to net assets assumed based on their estimated fair value on the acquisition date, and the excess $34.1 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisitions is mainly attributable to expected synergies and other benefits. $2.1 million of the goodwill is tax deductible. Developed technologies will be amortized on a straight-line basis over their estimated useful lives of up to two years.
During the year ended December 31, 2021, the Company also made a number of acquisitions that were accounted for as asset acquisitions, with a total purchase price of $32.6 million, which was all allocated to assembled workforce intangible assets. Assembled workforce intangible assets are amortized on a straight-line basis over their estimated useful lives of up to two years.
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
The results of operations for these acquisitions have been included in the Company’s consolidated statement of operations since the date of each respective acquisition. Actual and pro forma revenue and results of operations for these acquisitions have not been presented because they do not have a material impact on the consolidated results of operations.
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
Investments in Privately-Held Companies
The Company makes strategic investments in privately-held companies that primarily consist of non-marketable equity securities without readily determinable fair values. The Company’s non-marketable equity securities had a combined carrying value of $207.4 million and $85.8 million as of December 31, 2021 and 2020, respectively. The maximum loss the Company can incur for its investments is their carrying value.
In 2021, the Company funded $60.0 million of bridge financing in the form of convertible loans to a privately-held company in which it had an existing investment. Subsequently, the Company converted $30.0 million of the $60.0 million of the convertible loans into preferred stock, and sold the remaining $30.0 million of the convertible loans at face value to an unaffiliated third party. As of December 31, 2021, the $30.0 million of the preferred stock is included within other assets on the consolidated balance sheet. In the year ended December 31, 2021, the Company recorded upward adjustments (unrealized gain) of $84.7 million on its investment in this privately-held company in other income (expense), net in the consolidated statements of operations. The upward adjustments represent the difference between the fair value and carrying value of the investment, resulting from observable price changes in orderly transactions for similar investments related to subsequent rounds of financing from new and existing investors completed by the privately-held company. The estimated fair value of the preferred stock is determined based on an option pricing model, which represents a Level 3 valuation. The option pricing model allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences. The inputs in the option pricing model are transaction price per share of those similar securities along with time to liquidity and volatility. In the year ended December 31, 2021, two of the Company's investments in privately-held companies completed their initial public offerings. The Company recorded upward adjustments (unrealized gains) of $16.9 million on its investments in these companies in other income (expense), net in the consolidated statement of operations in the year ended December 31, 2021 to reflect the market value of these investments. The investments were each reclassified to marketable equity securities following the initial public offering of the respective issuer. No upward adjustments were recorded in the year ended December 31, 2020.
The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. No impairment charge was recorded in the year ended December 31, 2021. In the years ended December 31, 2020 and 2019, the Company recorded $8.8 million and $1.6 million of impairment charges, respectively, within other income (expense), net in the consolidated statements of operations. The Company also recorded a gain of $10.2 million from the sale of an investment in a privately-held company in the year ended December 31, 2019 within other income (expense), net in the consolidated statement of operations. No such gains were recorded in the years ended December 31, 2021 and 2020.
Note 10. Assets Held for Sale
On October 6, 2021, the Company entered into a definitive agreement to sell its MoPub business to AppLovin Corporation for $1.05 billion in cash. The Company closed the transaction on January 1, 2022 and expects to record a pre-tax gain after closing costs of approximately $1.0 billion as non-operating income in the consolidated statements of operations in the first quarter of 2022. The sale of MoPub enables the Company to concentrate more of its efforts on the significant opportunity for performance-based advertising, SMB offerings, and commerce initiatives on Twitter.
The Company concluded that the sale of the MoPub business meets the criteria to be classified as assets held for sale as of December 31, 2021. The held for sale assets on the consolidated balance sheet as of December 31, 2021 consist only of goodwill. No liabilities were transferred in the transaction. No impairment charges were required for the held for sale assets in the year ended December 31, 2021. The sale does not represent a strategic shift that would have a major effect on the Company's operations and financial results, and therefore does not qualify for reporting as a discontinued operation for financial statement purposes.

Note 11. Convertible Notes and Senior Notes
Convertible Notes
2026 Notes
In March 2021, the Company issued $1.44 billion in aggregate principal amount of 0% fixed-rate convertible senior notes due 2026 (or the 2026 Notes) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The total net proceeds from this offering, after deducting debt issuance costs, were approximately $1.42 billion.
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
Taken together, the purchase of such convertible note hedges and the sale of such warrants are intended to offset any actual dilution from the conversion of the 2026 Notes and to effectively increase the overall conversion price from $130.03 to $163.02 per share. As these transactions meet certain accounting criteria, such convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with such convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet as of December 31, 2021.

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
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2024 Notes and to effectively increase the overall conversion price from $57.14 to $80.20 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet as of December 31, 2021.
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
Convertible Notes and Senior Notes
The Notes consisted of the following (in thousands):

	December 31, 2021
	2024 Notes	2025 Notes	2026 Notes	2027 Notes
Principal amounts:
Principal	$1,150,000	$1,000,000	$1,437,500	$700,000
Unamortized debt discount and issuance costs (1)	(5,052)	(9,399)	(14,026)	(6,004)
Net carrying amount	$1,144,948	$990,601	$1,423,474	$693,996
Carrying amount of the equity component (2)	$—	$—	$—	$—

	December 31, 2020
	2021 Notes	2024 Notes	2025 Notes	2027 Notes
Principal amounts:
Principal	$954,000	$1,150,000	$1,000,000	$700,000
Unamortized debt discount and issuance costs (1)	(36,134)	(160,297)	(113,825)	(7,006)
Net carrying amount	$917,866	$989,703	$886,175	$692,994
Carrying amount of the equity component (2)	$283,283	$254,981	$121,413	$—
(1)Included on the consolidated balance sheets within "convertible notes, short-term"; "convertible notes, long-term"; and "senior notes, long-term", and amortized over the remaining lives of the Notes. The decrease of unamortized debt discount and issuance costs balance as of December 31, 2021 compared to December 31, 2020 was mainly due to the adoption of the new convertible debt standard on January 1, 2021.
(2)The Company adopted the new accounting standard update which simplifies the accounting for convertible debt and other equity-linked instruments on January 1, 2021 using the modified retrospective method. The adoption eliminates the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. As of December 31, 2020, these amounts were included on the consolidated balance sheet within additional paid-in capital.
In the year ended December 31, 2021, the effective interest rate for the 2024 Notes, 2025 Notes, and 2027 Notes was 0.25%, 0.375%, and 3.875%, respectively. The 2026 Notes do not bear regular interest. In the year ended December 31, 2020 the effective interest rate for the 2024 Notes, 2025 Notes, and 2027 Notes was 4.46%, 2.99%, and 3.875%, respectively. During the years ended December 31, 2021, 2020, and 2019, the Company recognized $10.2 million, $112.2 million, and $123.6 million respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest. The decreases in the effective interest rate and interest expense are due to the elimination of interest expense related to the conversion features of the Convertible Notes as a result of the adoption of the new accounting standard update to simplify the accounting for convertible debt on January 1, 2021. Refer to Note 1 - Summary of Significant Accounting Policies for more detail. During the years ended December 31, 2021, 2020, and 2019, the Company recognized $40.6 million, $42.6 million, and $15.7 million, respectively, of coupon interest expense. Future interest payments associated with the Notes total $183.0 million, with $33.7 million payable within the next 12 months.
As of December 31, 2021, the remaining lives of the 2024 Notes, the 2025 Notes, the 2026 Notes, and the 2027 Notes are approximately 29 months, 38 months, 50 months, and 71 months, respectively.
The following table summarizes the aggregate future principal payments on the Company’s Notes as of December 31, 2021 (in thousands):

	Convertible Notes	Senior Notes
2022	$—	$—
2023	—	—
2024	1,150,000	—
2025 (1)	1,000,000	—
2026	1,437,500	—
Thereafter	—	700,000
Total	$3,587,500	$700,000
(1)The 2025 Notes are convertible at the option of the holder at any time until the scheduled trading day prior to the maturity date, including in connection with a redemption by the Company.

Note 12. Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average common shares outstanding during the period. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised.
Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, including potential dilutive securities. When the convertible notes are dilutive, interest expense, net of tax, is added back to net income to calculate diluted net income per share.
The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except per share data).

	Year Ended December 31,
	2021	2020	2019
Basic net income (loss) per share:
Numerator
Net income (loss)	$(221,409)	$(1,135,626)	$1,465,659
Denominator
Weighted-average common shares outstanding	799,198	789,887	772,663
Weighted-average restricted stock subject to repurchase	(1,625)	(2,026)	(1,934)
Weighted-average shares used to compute basic net income (loss) per share	797,573	787,861	770,729
Basic net income (loss) per share	$(0.28)	$(1.44)	$1.90
Diluted net income (loss) per share:
Numerator
Net income (loss)	$(221,409)	$(1,135,626)	$1,465,659
Denominator
Number of shares used in basic computation	797,573	787,861	770,729
Weighted-average effect of dilutive securities:
RSUs	—	—	10,468
Stock options	—	—	2,496
Other	—	—	1,838
Weighted-average shares used to compute diluted net income (loss) per share	797,573	787,861	785,531
Diluted net income (loss) per share	$(0.28)	$(1.44)	$1.87

The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Convertible Notes	62,084	—	—
Warrants	41,010	32,412	42,246
RSUs	37,394	36,611	12,117
Shares subject to repurchase and others	7,612	5,668	1,284
Stock options	965	1,436	3
Prior to January 1, 2021, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income (loss) per share, if applicable. In the year ended December 31, 2020, the Company’s potential common stock instruments such as stock options, RSUs, shares to be purchased under the 2013 Employee Stock Purchase Plan, shares subject to repurchases, the Convertible Notes and the warrants were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive. In the year ended December 31, 2019, since the average market price of the common stock was below both the conversion price of each of the Convertible Notes outstanding in the period and the exercise price of each of the warrants in the period, the Convertible Notes did not have a dilutive impact on diluted net income per share, and the warrants were anti-dilutive.
On January 1, 2021, the Company adopted the accounting standard update to simplify the accounting for convertible debt instruments. For the year ended December 31, 2021, the Company uses the if-converted method for all Convertible Notes in the diluted net income (loss) per share calculation and includes the effect of potential share settlement for the Convertible Notes, if the effect is more dilutive. In the year ended December 31, 2021, the Convertible Notes were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive. The use of the if-converted method had no impact on the diluted net income (loss) per share amount for the year ended December 31, 2021.
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
Note 13. Preferred Stock
The Company has the authority to issue up to 200,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of December 31, 2021 and 2020, there was no preferred stock outstanding.
Note 14. Common Stock and Stockholders’ Equity
Common Stock
As of December 31, 2021, the Company is authorized to issue 5.0 billion shares of $0.000005 par value common stock in accordance with the Certificate of Incorporation, as amended and restated.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2021, no dividends have been declared.
Equity Incentive Plans
The Company’s 2013 Equity Incentive Plan became effective upon its initial public offering. Initially, 68.3 million shares were reserved under the 2013 Equity Incentive Plan. The number of shares of the Company’s common stock available for issuance under the 2013 Equity Incentive Plan were and will be increased on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 60,000,000 Shares, (ii) 5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (iii) such number of Shares determined by the Company’s Board of Directors. As of December 31, 2021, the total number of options, restricted stock units (RSUs), and performance-based restricted stock units (PRSUs) outstanding under the 2013 Equity Incentive Plan was 41.7 million shares, and 231.0 million shares were available for future issuance. In addition, a total of 6.8 million shares were reserved and are available for grants under the Company's 2016 Equity Incentive Plan. As of December 31, 2021, no shares have been issued under the 2016 Equity Incentive Plan. Options granted under the Company’s Equity Incentive Plans generally expire 10 years after the grant date. The Company issues new shares to satisfy stock option exercises.

The Company also assumed stock options of acquired entities in connection with certain acquisitions. While the respective stock plans were terminated on the closing of each acquisition, they continue to govern the terms of stock options assumed in the respective acquisition.
Share Repurchases
In March 2020, the Company's Board of Directors authorized a program to repurchase up to $2.0 billion of the Company's common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and may be suspended at any time at the Company’s discretion. The Company repurchased 16.9 million shares for an aggregate amount of $930.5 million and 5.7 million shares for an aggregate amount of $250.6 million in the years ended December 31, 2021 and 2020, respectively. The repurchases include approximately 120,000 shares for $5.3 million and 98,000 shares for $5.3 million that were not settled and that are presented as treasury stock on the consolidated balance sheets as of December 31, 2021 and 2020, respectively.
Restricted Common Stock
The Company has granted restricted common stock to certain continuing employees in connection with certain of its acquisitions. Vesting of this stock is dependent on the respective employee’s continued employment at the Company during the requisite service period, which is generally up to four years from the issuance date, and the Company has the right to repurchase the unvested shares upon termination of employment. The fair value of the restricted common stock issued to employees that is subject to post-acquisition employment is recorded as compensation expense on a straight-line basis over the requisite service period.
The activities for the restricted common stock issued to employees for the year ended December 31, 2021 are summarized as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted common stock at December 31, 2020	1,998	$34.00
Granted (1)	582	$24.50
Vested	(950)	$26.23
Canceled	(65)	$31.86
Unvested restricted common stock at December 31, 2021	1,565	$35.28
(1)     Includes 194,000 fully vested shares issued in connection with acquisitions that are attributable to purchase consideration. No expense will be recognized for these fully vested shares.

Employee Stock Purchase Plan
The Company’s 2013 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for twelve-month offering periods, and each offering period will include two successive six-month purchase periods, each ending with the exercise date. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable exercise date. The number of shares available for sale under the ESPP were and will be increased annually on the first day of each fiscal year, equal to the least of i) 11.3 million shares; ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or iii) such other amount as determined by the Board of Directors.
During the years ended December 31, 2021 and 2020, employees purchased an aggregate of 2.2 million and 2.3 million shares, respectively, under this plan at a weighted average price of $31.07 and $24.65 per share, respectively.
Stock Option Activity
A summary of stock option activity for the year ended December 31, 2021 is as follows (in thousands, except years and per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,436	$18.97	3.39	$50,534
Options granted and assumed in connection with acquisitions	64	$16.56
Options exercised	(532)	$3.87
Options canceled	(3)	$26.71
Outstanding at December 31, 2021	965	$27.11	4.20	$15,550
Exercisable at December 31, 2021	934	$27.34	4.06	$14,828
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options.
The total intrinsic values of stock options exercised in the years ended December 31, 2021, 2020 and 2019 were $36.0 million, $78.5 million and $13.1 million, respectively.
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
The following table summarizes the activity related to the Company’s PRSUs for the year ended December 31, 2021 (in thousands, except per share data):

	PRSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2020	729	$27.77
Granted (100% target level)	348	$71.22
Unearned performance shares canceled related to 2020 grants	(365)	$27.77
Vested	(137)	$30.63
Forfeited or cancelled	(119)	$54.97
Unvested and outstanding at December 31, 2021	456	$52.89

The PRSUs unvested and outstanding at December 31, 2021 include approximately 243,000 shares of performance-based awards for the 2021 performance period, which are expected to vest at 102% of target, or approximately 248,000 PRSUs, over three years, based on the financial results of the 2021 financial year. The remaining PRSUs unvested and outstanding primarily relate to the required service periods associated with prior grants.
The total fair value of PRSUs vested during the years ended December 31, 2021, 2020, and 2019 were $10.0 million, $22.7 million, and $23.2 million, respectively.
The Company grants market-based restricted stock units to certain of its executive officers that vest based on Twitter stock price performance relative to a broad-market index or upon achievement of certain Twitter stock price targets over a performance period of up to five years and the executives’ continued employment through the vesting date. The Company granted market-based RSUs with a vesting period of three to six years.
The following table summarizes the activity related to the Company’s market-based restricted stock units for the year ended December 31, 2021 (in thousands, except per share data):

	Market-based RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2020	917	$30.90
Granted (100% target level)	3,371	$32.92
Unearned performance shares canceled related to 2019 grants	(207)	$30.60
Vested	(302)	$32.03
Forfeited or cancelled	(858)	$35.96
Unvested and outstanding at December 31, 2021	2,921	$31.64

The 2.9 million shares of market-based RSUs unvested and outstanding at December 31, 2021 represent the awards at the target level of achievement for the respective performance periods.
The total fair value of market-based RSUs vested during the years ended December 31, 2021, 2020, and 2019 was $20.7 million, $13.4 million, and $3.7 million, respectively.
RSU Activity
The following table summarizes the activity related to the Company’s RSUs, excluding PRSUs and market-based RSUs, for the year ended December 31, 2021. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2020	36,611	$32.28
Granted	24,507	$61.67
Vested	(16,984)	$36.64
Canceled	(6,740)	$40.16
Unvested and outstanding at December 31, 2021	37,394	$48.14

The total fair value of RSUs vested during the years ended December 31, 2021, 2020, and 2019 was $993.0 million, $557.1 million, and $454.5 million, respectively.

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$45,203	$32,020	$22,797
Research and development	381,961	281,092	209,063
Sales and marketing	112,990	98,748	85,739
General and administrative	89,747	63,072	60,426
Total stock-based compensation expense	$629,901	$474,932	$378,025
The amount of incremental stock-based compensation recorded in relation to the modification of stock-based awards was not material for the years ended December 31, 2021, 2020 and 2019.
The Company capitalized $79.7 million, $34.6 million and $37.5 million of stock-based compensation expense associated with the cost for developing software for internal use in the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, there was $1.82 billion of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 2.9 years. The Company accounts for forfeitures as they occur.

Note 15. Income Taxes
The domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(341,942)	$(72,850)	$317,135
Foreign	(69,171)	21,911	73,004
Income (loss) before income taxes	$(411,113)	$(50,939)	$390,139
The components of the provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(1,382)	$(199)	$563
State	741	677	3,375
Foreign	39,711	19,813	43,053
Total current provision for income taxes	39,070	20,291	46,991
Deferred:
Federal	(185,081)	(35,651)	2,023
State	(24,405)	(2,248)	2,050
Foreign	(19,288)	1,102,295	(1,126,584)
Total deferred provision (benefit) for income taxes	(228,774)	1,064,396	(1,122,511)
Provision (benefit) for income taxes	$(189,704)	$1,084,687	$(1,075,520)
The following is a reconciliation of the income tax at the federal statutory rate to the Company’s provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax at federal statutory rate	$(86,334)	(10,697)	$81,929
State taxes, net of federal benefit	(18,694)	(1,246)	4,286
Stock-based compensation	(56,551)	(27,127)	(19,005)
Research and development credits	(71,820)	(40,707)	(33,044)
Valuation allowance	361	1,104,732	(724)
Nondeductible other expenses	6,145	7,438	12,266
Nondeductible Federal Trade Commission settlement accrual	—	31,500	—
Deferred tax asset on intra-entity transfer of intangible assets	—	—	(1,203,381)
Foreign rate differential	39,285	22,078	79,186
Other	(2,096)	(1,284)	2,967
Provision (benefit) for income taxes	$(189,704)	$1,084,687	$(1,075,520)

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$487,729	$421,411
Tax credits	586,026	485,106
Fixed assets and intangible assets	1,152,360	1,280,597
Operating lease liability	299,514	230,837
Litigation Settlement	194,897	—
Other	169,278	82,596
Total deferred tax assets	2,889,804	2,500,547
Valuation allowance	(1,414,632)	(1,457,137)
Total deferred tax assets, net of valuation allowance	1,475,172	1,043,410
Deferred tax liabilities:
Operating lease right-of-use asset	(276,855)	(215,663)
Other	(50,716)	(32,451)
Total deferred tax liabilities	(327,571)	(248,114)
Net deferred tax assets	$1,147,601	$795,296
The Company has a gross deferred tax asset balance of $2.89 billion and $2.50 billion as of December 31, 2021 and 2020, respectively. The Company has a valuation allowance of approximately $1.41 billion and $1.46 billion as of December 31, 2021, and 2020, respectively primarily related to deferred tax assets of a foreign subsidiary, California, and Massachusetts, and U.S. federal unrealized capital losses. The Company continues to reassess the ability to realize the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
At December 31, 2021, the Company had $2.39 billion of U.S. federal, $1.36 billion of U.S. state, $151.5 million of Ireland, and $55.6 million of Brazil net operating losses. The federal and state net operating losses will begin to expire in 2034 and 2024, respectively, if not utilized. The Ireland and Brazil net operating losses have no expiration date. The Company also has $494.8 million and $349.4 million of U.S. federal and state research credit carryforwards, respectively. The U.S. federal credit carryforward will begin to expire in 2027, if not utilized. The majority of state research tax credits have no expiration date. A small portion of state research tax credits will begin to expire in 2030, if not utilized. Additionally, the Company has California Enterprise Zone Credit carryforwards of $16.4 million which will begin to expire in 2023, if not utilized. Utilization of the U.S. net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the Code), and similar state provisions. Utilization of the foreign net operating losses may be subject to limitation based on the nature of income earned. Any annual limitation may result in the expiration of net operating losses and credits before utilization.
As of December 31, 2021, the Company had $401.4 million of unrecognized tax benefits, of which $309.5 million could result in a reduction of the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation allowance recorded for California and Massachusetts deferred tax assets.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Gross unrecognized tax benefits at the beginning of the year	$354,598	$419,858	$332,314
Increases related to prior year tax positions	3,365	5,943	54,743
Decreases related to prior year tax positions	(5,296)	(99,540)	(2,537)
Increases related to current year tax positions	50,468	28,337	35,338
Statute of limitations expirations	(1,770)	—	—
Gross unrecognized tax benefits at the end of the year	$401,365	$354,598	$419,858

Total unrecognized tax benefits are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2021	2020
Total unrecognized tax benefits balance	$401,365	$354,598
Amounts netted against related deferred tax assets	(369,312)	(331,339)
Unrecognized tax benefits recorded on consolidated balance sheets	$32,053	$23,259
The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. During the years ended December 31, 2021, 2020, and 2019, the Company recognized immaterial amounts of interest and penalties in income tax expense. As of December 31, 2021 and 2020, the Company had $7.6 million and $7.2 million of interest and penalties included in uncertain tax positions, respectively.
The Company is subject to taxation in the United States and various foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, California and Ireland. The Company believes that it has reserved adequate amounts for these jurisdictions. The Company’s 2007 to 2020 tax attributes remain subject to potential examination by the United States and California, and its 2017 to 2020 tax years remain subject to potential examination in Ireland. The Company remains subject to potential examination in various other jurisdictions that are not expected to result in material tax adjustments. The Company does not believe that its unrecognized tax benefits will materially change within the next 12 months.

Note 16. Commitments and Contingencies
Credit Facility
The Company has a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. In March 2021, the Company entered into an amendment to the revolving credit agreement to increase the amount of indebtedness the Company may incur from $4.5 billion to $6.0 billion and to permit the convertible note issuance and hedge transactions associated with the 2026 Notes. As of December 31, 2021, no amounts had been drawn under the credit facility.
Unconditional Obligations
The Company's unconditional obligations are non-cancelable contractual commitments primarily related to the Company’s infrastructure services and other services arrangements. The following table summarizes the Company's commitments to settle unconditional obligations in cash as of December 31, 2021:

2022	$213,578
2023	385,854
2024	387,446
2025	382,469
2026	197,428
Thereafter	7,985
Total	$1,574,760
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
The shareholder class action lawsuit was scheduled for trial on September 20, 2021. In September 2021, prior to the start of the trial, the Company negotiated and entered into a binding agreement to settle the shareholder class action lawsuit. The proposed class action settlement resolves all claims asserted against the Company and the other named defendants in the shareholder class action lawsuit without any liability or wrongdoing attributed to them personally or to the Company. Under the terms of the proposed settlement, the Company paid the settlement amount of $809.5 million from cash on hand in the fourth quarter of 2021. The settlement amount is included in litigation settlement, net in the consolidated statement of operations for the year ended December 31, 2021. The settlement agreement is subject to final approval by the U.S. District Court for the Northern District of California. Following the agreements to settle the class action and derivative lawsuits, no other matters related to the aforementioned putative class actions and derivative actions remain outstanding.
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

From time to time the Company notifies the Irish Data Protection Commission, its designated European privacy regulator under the European Union General Data Protection Regulation, or GDPR, and other regulators, of certain personal data breaches and privacy and cybersecurity issues, and is subject to inquiries and investigations regarding various aspects of our regulatory compliance. The Company is currently the subject of inquiries by the Irish Data Protection Commission with respect to its compliance with the GDPR.
On July 28, 2020, the Company received a draft complaint from the Federal Trade Commission (FTC) alleging violations of the Company’s 2011 consent order with the FTC and the Federal Trade Commission Act. The allegations relate to the Company’s use of phone number and/or email address data provided for safety and security purposes for targeted advertising during periods between 2013 and 2019. The Company estimates that the range of probable loss in this matter is $150.0 million to $250.0 million and recorded an accrual of $150.0 million in the three months ended June 30, 2020. The accrual is included in accrued and other current liabilities on the consolidated balance sheet as of December 31, 2021. The matter remains unresolved, and there can be no assurance as to the timing or the terms of any final outcome.
On January 15, 2021, a derivative action was filed in the Delaware Chancery Court against certain directors of the Company alleging that the directors violated their fiduciary duties in deciding to enter into the Cooperation Agreement with certain affiliates of Elliott Management Corporation, to enter into the Investment Agreement with an affiliate of Silver Lake Partners, and to authorize a program to repurchase up to $2.0 billion of the Company's common stock. The defendants moved to dismiss the complaint on March 19, 2021 and on September 10, 2021, the court denied defendants’ motion to dismiss. On November 9, 2021, the court granted a motion to stay the case for six months while a Special Litigation Committee of the Company's board of directors investigates the claims.
On February 22, 2021, a derivative action was filed in the Delaware Chancery Court against Jack Dorsey alleging that Mr. Dorsey violated his fiduciary duties relating to various alleged privacy and cybersecurity issues. The parties have agreed to a stay of this action pending the outcome of the Company's board of directors' investigation of the claims.
The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform or the Company's actions related there to, intellectual property, privacy, data protection, cybersecurity, consumer protection, securities, employment, and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred.
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

Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of December 31, 2021 and 2020.
Note 17. Related Party Transactions
Certain of the Company’s directors have affiliations with customers of the Company. The Company recognized revenue under contractual obligations from such customers of $31.2 million for the year ended December 31, 2021 and $22.0 million for each of the years ended December 31, 2020 and 2019. The Company had outstanding receivable balances of $4.1 million and $5.0 million from such customers as of December 31, 2021 and 2020, respectively.
Note 18. Employee Benefit Plan
The Company has a 401(k) Plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. Matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. The matching contributions made by the Company were $15.1 million, $11.0 million, and $8.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Revenue
See Note 2 – Revenue for further details.
Property and Equipment, net
See Note 5 – Property and Equipment, Net for further details.
Note 20. Subsequent Events
In February 2022, the Company’s board of directors authorized a new $4.0 billion share repurchase program. The program became effective immediately, and replaced the previously authorized $2.0 billion program from 2020. As part of the new program, the Company entered into a $2.0 billion accelerated share repurchase program and the Company intends to repurchase the remaining $2.0 billion over time.
In February 2022, the Company amended its existing revolving credit agreement to permit repurchases by the Company of its common stock in an aggregate amount not to exceed $4.0 billion.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. OTHER INFORMATION
On February 14, 2022, our board of directors approved our amended and restated bylaws effective immediately. The bylaws were amended and restated, among other things, to:
•include a proxy access bylaw in Section 2.15;
•include a federal forum selection bylaw related to claims under the Securities Act of 1933, as amended, in Article VIII;
•update various sections regarding directors, board committees and officers in Article III, IV and V; and
•make various updates throughout to conform to current Delaware law and make ministerial changes, clarifications, and other conforming revisions.
The foregoing description of our amended and restated bylaws is qualified in its entirety by the full text of the bylaws, a copy of which is included as Exhibit 3.2 to this Annual Report on Form 10-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
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

PART IV
Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Balance at Beginning of Year	Charged to Expenses	Charged/ Credited to Other Accounts	Balance at End of Year
	(In thousands)
Allowance for Deferred Tax Assets:
Year ended December 31, 2021	$1,457,137	$42,328	$(84,833)	$1,414,632
Year ended December 31, 2020	$223,775	$1,124,132	$109,230	$1,457,137
Year ended December 31, 2019	$210,862	$12,913	$—	$223,775

	Balance at Beginning of Year	Additions (Reductions)	Write-off/ Adjustments	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2021	$16,946	$436	$(2,104)	$15,278
Year ended December 31, 2020	$2,401	$17,190	$(2,645)	$16,946
Year ended December 31, 2019	$3,559	$3,083	$(4,241)	$2,401
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Twitter, Inc.	S-1/A	333-191552	3.2	October 22, 2013
3.2	Amended and Restated Bylaws of Twitter, Inc.
4.1	Form of common stock certificate of Twitter, Inc.	S-1/A	333-191552	4.1	October 22, 2013
4.2	Indenture, dated June 11, 2018, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.1	June 11, 2018
4.3	Form of Global 0.25% Convertible Senior Note due 2024.	8-K	001-36164	4.2	June 11, 2018
4.4	Indenture, dated as of December 9, 2019, by and between Twitter, Inc. and U.S. Bank National Association, as Trustee (3.875% Senior Notes due 2027).	8-K	001-36164	4.1	December 9, 2019
4.5	Form of 3.875% Senior Note due 2027.	8-K	001-36164	4.2	December 9, 2019
4.6	Indenture, dated March 12, 2020, between Twitter, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-36164	4.1	March 13, 2020
4.7	Form of 0.375% Convertible Senior Notes due 2025.	8-K	001-36164	4.2	March 13, 2020
4.8	Description of Capital Stock of Twitter, Inc.	10-K	001-36164	4.8	February 19, 2020
4.9	Indenture, dated March 4, 2021, between Twitter, Inc. and U.S. Bank National Association.	8-K	001-36164	4.1	March 4, 2021
4.10	Form of Global 0% Convertible Senior Note due 2026.	8-K	001-36164	4.2	March 4, 2021
10.1*	Form of Indemnification Agreement between Twitter, Inc. and each of its directors and executive officers.	10-Q	001-36164	10.1	August 3, 2020
10.2*	Twitter, Inc. 2013 Equity Incentive Plan and related form agreements.	S-1/A	333-191552	10.2	October 22, 2013
10.3*	Twitter, Inc. 2013 Employee Stock Purchase Plan and related form agreements.	S-8	333-192150	4.3	November 7, 2013
10.4*	Twitter, Inc. 2007 Equity Incentive Plan and related form agreements.	S-1	333-191552	10.4	October 3, 2013
10.5*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executives, including Notice of Grant, under the Twitter, Inc. 2013 Equity Incentive Plan.	10-K	001-36164	10.5	February 29, 2016
10.6*	Twitter, Inc. 2016 Equity Incentive Plan and related form agreements.	S-8	333-212740	4.2	July 29, 2016
10.7*	Twitter, Inc. Executive Incentive Compensation Plan.	S-1	333-191552	10.9	October 3, 2013
10.8*	Twitter, Inc. Change of Control and Involuntary Termination Protection Policy.	10-Q	001-36164	10.1	August 11, 2014
10.9*	Twitter, Inc. Outside Director Compensation Policy	10-Q	001-36164	10.1	October 30, 2020
10.10*	Offer Letter between Twitter, Inc. and Jack Dorsey, dated as of June 11, 2015.	8-K	001-36164	10.1	June 11, 2015
10.11*	Offer Letter between Twitter, Inc. and Vijaya Gadde, dated as of October 1, 2013.	S-1/A	333-191552	10.16	October 22, 2013
10.12*	Offer Letter between Twitter, Inc. and Robert Kaiden, dated as of April 24, 2015.	8-K	001-36164	10.1	June 4, 2015
10.13*	Offer Letter between Twitter, Inc. and Ned D. Segal, dated July 11, 2017	8-K	001-36164	10.1	July 11, 2017
10.14*	Offer Letter between Twitter, Inc. and Parag Agrawal, dated as of November 29, 2021.	8-K	001-36164	10.1	November 29, 2021
10.15	Form of Innovator’s Patent Agreement.	S-1	333-191552	10.19	October 3, 2013

10.16	Office Lease between Twitter, Inc. and SRI Nine Market Square LLC, dated as of April 20, 2011, as amended on May 16, 2011, September 30, 2011 and June 1, 2012.	S-1	333-191552	10.18	October 3, 2013
10.17	Revolving Credit Agreement, dated as of August 7, 2018, by and among Twitter, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36164	10.1	August 10, 2018
10.18	Amendment No. 1, dated March 1, 2021, to the Credit Agreement, dated August 7, 2018, among Twitter, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.	8-K	001-36164	10.4	March 4, 2021
10.19	Amendment No. 2, dated as of February 9, 2022, to the Credit Agreement, dated as of August 7, 2018, among Twitter, Inc., the lenders from time to time thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-36164	1.02	February 11, 2022
10.20	Form of Convertible Note Hedge Confirmation.	8-K	001-36164	10.2	September 17, 2014
10.21	Form of Warrant Confirmation.	8-K	001-36164	10.3	September 17, 2014
10.22	Form of Convertible Note Hedge Confirmation.	8-K	001-36164	10.2	June 11, 2018
10.23	Form of Warrant Confirmation.	8-K	001-36164	10.3	June 11, 2018
10.24	Form of Convertible Note Hedge Confirmation.	8-K	001-36164	10.2	March 4, 2021
10.25	Form of Warrant Confirmation.	8-K	001-36164	10.3	March 4, 2021
10.26	Investment Agreement, dated as of March 9, 2020, among Twitter, Inc. and Silver Lake Partners V DE (AIV), L.P.	8-K	001-36164	10.1	March 9, 2020
10.27	Form of ASR Agreement.	8-K	001-36164	1.01	February 11, 2022
21.1	List of subsidiaries of Twitter, Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Definition Linkbase Document.
101.DEF	Inline XBRL Taxonomy Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Twitter, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 16, 2022

TWITTER, INC.

By:	/s/ Parag Agrawal
Parag Agrawal
Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Parag Agrawal and Ned Segal, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Parag Agrawal	Chief Executive Officer and Director	February 16, 2022
Parag Agrawal	(Principal Executive Officer)

/s/ Ned Segal	Chief Financial Officer	February 16, 2022
Ned Segal	(Principal Financial Officer)

/s/ Robert Kaiden	Chief Accounting Officer	February 16, 2022
Robert Kaiden	(Principal Accounting Officer)

/s/ Mimi Alemayehou	Director	February 16, 2022
Mimi Alemayehou

/s/ Jack Dorsey	Director	February 16, 2022
Jack Dorsey

/s/ Egon Durban	Director	February 16, 2022
Egon Durban

/s/ Omid Kordestani	Director	February 16, 2022
Omid Kordestani

/s/ Martha Lane Fox	Director	February 16, 2022
Martha Lane Fox

/s/ Fei-Fei Li	Director	February 16, 2022
Fei-Fei Li

/s/ Patrick Pichette	Director	February 16, 2022
Patrick Pichette

/s/ David Rosenblatt	Director	February 16, 2022
David Rosenblatt

/s/ Bret Taylor	Director	February 16, 2022
Bret Taylor

/s/ Robert Zoellick	Director	February 16, 2022
Robert Zoellick