Form 10-Q
period 2022-03-31
TWITTER, INC.
filed 2022-05-02
CIK 1418091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(415) 222-9670
(Registrant’s telephone number, including area code)
____________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000005 per share	TWTR	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of April 22, 2022 was 764,180,688.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our proposed acquisition by entities affiliated with Elon Musk, including our expectations regarding the timing and completion thereof;
•our ability to attract and retain people on Twitter and increase their level of engagement, including ad engagement, and its impact on revenue;
•our expectations regarding our revenue growth, including the impact of COVID-19, Apple’s App Tracking Transparency policy, and the war in Ukraine, and our cost and expenses growth;
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
•the impact of geopolitical events, including the war in Ukraine; and
•our expectations regarding international operations and foreign exchange gains and losses.
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

NOTE REGARDING KEY METRICS
We review a number of metrics, including monetizable daily active usage or users (mDAU), changes in ad engagements and changes in cost per ad engagement, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Key Metrics” for a discussion of how we calculate mDAU, changes in ad engagements and changes in cost per ad engagement.
We define mDAU as people, organizations, or other accounts who logged in or were otherwise authenticated and accessed Twitter on any given day through twitter.com, Twitter applications that are able to show ads, or paid Twitter products, including subscriptions. Average mDAU for a period represents the number of mDAU on each day of such period divided by the number of days for such period. Changes in mDAU are a measure of changes in the size of our daily logged in or otherwise authenticated active total accounts. To calculate the year-over-year change in mDAU, we subtract the average mDAU for the three months ended in the previous year from the average mDAU for the same three months ended in the current year and divide the result by the average mDAU for the three months ended in the previous year. Additionally, our calculation of mDAU is not based on any standardized industry methodology and is not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our measures of mDAU growth and engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology.
The numbers of mDAU presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement across our large number of total accounts around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that the average of false or spam accounts during the first quarter of 2022 represented fewer than 5% of our mDAU during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation, and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation, or fake, we stop counting it in our mDAU, or other related metrics. We also treat multiple accounts held by a single person or organization as multiple mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TWITTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,283,308	$2,186,549
Short-term investments	3,978,645	4,207,133
Accounts receivable, net of allowance for doubtful accounts of $13,947 and $15,278	948,142	1,217,404
Prepaid expenses and other current assets	265,973	266,484
Assets held for sale	—	40,800
Total current assets	7,476,068	7,918,370
Property and equipment, net	2,150,581	2,082,160
Operating lease right-of-use assets	1,272,435	1,195,124
Intangible assets, net	59,725	69,324
Goodwill	1,298,462	1,301,520
Deferred tax assets, net	941,883	1,148,573
Other assets	351,803	344,445
Total assets	$13,550,957	$14,059,516
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$189,524	$203,171
Accrued and other current liabilities	738,778	918,350
Operating lease liabilities, short-term	208,405	222,346
Total current liabilities	1,136,707	1,343,867
Convertible notes, long-term	3,561,067	3,559,023
Senior notes, long-term	1,683,114	693,996
Operating lease liabilities, long-term	1,173,879	1,071,209
Deferred and other long-term tax liabilities, net	41,227	40,691
Other long-term liabilities	50,047	43,531
Total liabilities	7,646,041	6,752,317
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 763,578 and 799,384 shares issued and outstanding	4	4
Additional paid-in capital	6,677,294	8,432,112
Treasury stock, at cost-- 0 and 120 shares	—	(5,295)
Accumulated other comprehensive loss	(155,522)	(117,320)
Accumulated deficit	(616,860)	(1,002,302)
Total stockholders' equity	5,904,916	7,307,199
Total liabilities and stockholders' equity	$13,550,957	$14,059,516

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$1,200,984	$1,036,018
Costs and expenses
Cost of revenue	507,450	381,008
Research and development	371,695	250,709
Sales and marketing	299,809	234,592
General and administrative	149,863	117,527
Total costs and expenses	1,328,817	983,836
Income (loss) from operations	(127,833)	52,182
Interest expense	(15,444)	(13,185)
Interest income	7,962	11,001
Other income (expense), net	(6,506)	6
Gain on sale of asset group	970,474	—
Income before income taxes	828,653	50,004
Provision (benefit) for income taxes	315,367	(18,001)
Net income	$513,286	$68,005
Net income per share:
Basic	$0.66	$0.09
Diluted	$0.61	$0.08
Numerator used to compute net income per share:
Basic	$513,286	$68,005
Diluted	$515,313	$68,005
Weighted-average shares used to compute net income per share:
Basic	778,937	795,633
Diluted	838,590	872,187

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$513,286	$68,005
Other comprehensive loss, net of tax:
Change in unrealized loss on investments in available-for-sale securities	(32,177)	(11,018)
Change in foreign currency translation adjustment	(6,025)	(19,820)
Net change in accumulated other comprehensive loss	(38,202)	(30,838)
Comprehensive income	$475,084	$37,167

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022		2021
	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	799,384	$4	796,000	$4
Issuance of common stock in connection with RSU vesting	4,121	—	4,400	—
Exercise of stock options	5	—	523	—
Shares withheld related to net share settlement of equity awards	(114)	—	(155)	—
Repurchases of common stock	(39,788)	—	(2,723)	—
Other activities	(30)	—	38	—
Balance, end of period	763,578	$4	798,083	$4
Additional paid-in capital
Balance, beginning of period	—	$8,432,112	—	$9,167,138
Exercise of stock options	—	77	—	1,957
Shares withheld related to net share settlement of equity awards	—	(4,190)	—	(10,569)
Stock-based compensation	—	199,210	—	125,399
Purchase of convertible note hedge	—	—	—	(213,469)
Tax related to purchase of convertible note hedge	—	—	—	49,262
Issuance of warrants	—	—	—	161,144
Repurchases of common stock	—	(1,349,915)	—	(161,552)
Purchase of forward contract under accelerated share repurchase agreements	—	(600,000)	—	—
Cumulative-effect adjustment from adoption of new accounting standard	—	—	—	(567,547)
Balance, end of period	—	$6,677,294	—	$8,551,763
Treasury stock
Balance, beginning of period	—	$(5,295)	—	$(5,297)
Retirement of treasury stock	—	5,295	—	5,297
Repurchases of common stock	—	—	—	(5,297)
Balance, end of period	—	$—	—	$(5,297)
Accumulated other comprehensive loss
Balance, beginning of period	—	$(117,320)	—	$(66,094)
Other comprehensive loss	—	(38,202)	—	(30,838)
Balance, end of period	—	$(155,522)	—	$(96,932)
Accumulated deficit
Balance, beginning of period	—	$(1,002,302)	—	$(1,125,669)
Repurchases of common stock	—	(127,844)	—	—
Cumulative-effect adjustment from adoption of new accounting standard	—	—	—	344,776
Net income	—	513,286	—	68,005
Balance, end of period	—	$(616,860)	—	$(712,888)
Total stockholders' equity	763,578	$5,904,916	798,083	$7,736,650
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$513,286	$68,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	160,283	131,052
Stock-based compensation expense	177,263	110,873
Bad debt expense	(709)	(1,405)
Deferred income taxes	190,707	(23,873)
Gain on sale of asset group	(970,474)	—
Other adjustments	5,992	4,739
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	190,737	189,297
Prepaid expenses and other assets	(48,836)	(80,989)
Operating lease right-of-use assets	66,054	49,246
Accounts payable	(35,610)	(24,808)
Accrued and other liabilities	(67,953)	6,382
Operating lease liabilities	(54,649)	(38,335)
Net cash provided by operating activities	126,091	390,184
Cash flows from investing activities
Purchases of property and equipment	(163,174)	(181,181)
Proceeds from sales of property and equipment	2,482	1,835
Purchases of marketable securities	(1,100,837)	(1,370,830)
Proceeds from maturities of marketable securities	697,351	1,221,461
Proceeds from sales of marketable securities	590,593	1,067,603
Purchases of investments in privately-held companies	(5,014)	(30,867)
Proceeds from sale of asset group	1,050,000	—
Investments in Finance Justice Fund	(6,500)	(10,200)
Business combinations, net of cash acquired	—	(8,378)
Other investing activities	—	(9,085)
Net cash provided by investing activities	1,064,901	680,358
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	1,437,500
Proceeds from issuance of senior notes	1,000,000	—
Purchases of convertible note hedges	—	(213,469)
Proceeds from issuance of warrants concurrent with note hedges	—	161,144
Debt issuance costs	(11,270)	(16,769)
Repurchases of common stock	(2,077,759)	(161,552)
Taxes paid related to net share settlement of equity awards	(4,190)	(10,569)
Payments of finance lease obligations	—	(565)
Proceeds from exercise of stock options	66	1,958
Net cash provided by (used in) financing activities	(1,093,153)	1,197,678
Net increase in cash, cash equivalents and restricted cash	97,839	2,268,220
Foreign exchange effect on cash, cash equivalents and restricted cash	(814)	(8,018)
Cash, cash equivalents and restricted cash at beginning of period	2,210,685	2,011,276
Cash, cash equivalents and restricted cash at end of period	$2,307,710	$4,271,478
Supplemental disclosures of non-cash investing and financing activities
Changes in accrued property and equipment purchases	$36,166	$57,030
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$2,283,308	$4,248,702
Restricted cash included in prepaid expenses and other current assets	8,139	3,516
Restricted cash included in other assets	16,263	19,260
Total cash, cash equivalents and restricted cash	$2,307,710	$4,271,478
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
The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.
The interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that are of significance or potential significance to the Company.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
Revenue by geography is based on the billing address of the customers. The following tables set forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue by services:
Advertising services	$1,106,578	$898,840
Subscription and other (1)	94,406	137,178
Total revenue	$1,200,984	$1,036,018
(1) To better reflect the Company's business opportunities, including the sale of MoPub and the launch of Twitter Blue, the name of “Data Licensing and Other Revenue” has been updated to “Subscription and Other Revenue”. This revenue line includes subscription revenue from the Twitter Developer Platform, Twitter Blue, and other subscription-related offerings.

	Three Months Ended March 31,
	2022	2021
Revenue by geographic area:
United States	$671,500	$556,220
Japan	179,593	169,964
Rest of World	349,891	309,834
Total revenue	$1,200,984	$1,036,018

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
The following table presents contract balances (in thousands):

	March 31, 2022	December 31, 2021
Unbilled revenue	$35,930	$44,880
Deferred revenue	$67,194	$79,414
The amount of revenue recognized in the three months ended March 31, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $52.7 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus ads inventory earned by and material rights provided to customers in prior periods and the satisfaction of the Company’s performance obligations relating to data licensing contracts with advance cash payments.
The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.
The decrease in the unbilled revenue balance from December 31, 2021 to March 31, 2022 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.
The decrease in the deferred revenue balance from December 31, 2021 to March 31, 2022 was primarily due to the delivery of bonus ads inventory and the satisfaction of the Company's performance obligations relating to data licensing contracts with advance cash payments, offset by bonus ads inventory offered to customers during the period for meeting certain spend targets and the receipt of advance payments for data licensing contracts.
Remaining Performance Obligations
As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $627.2 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term advertising service arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
	Total	Remainder of 2022	2023	2024 and Thereafter
Revenue expected to be recognized on remaining performance obligations	$627,164	$182,862	$194,894	$249,408

Note 3. Cash, Cash Equivalents and Short-term Investments
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$334,478	$336,958
Money market funds	760,677	1,000,671
U.S. government and agency securities	99,972	—
Corporate notes, commercial paper and certificates of deposit	1,088,181	848,920
Total cash and cash equivalents	$2,283,308	$2,186,549
Short-term investments:
U.S. government and agency securities	$306,805	$374,868
Corporate notes, commercial paper and certificates of deposit	3,669,368	3,829,123
Marketable equity securities	2,472	3,142
Total short-term investments	$3,978,645	$4,207,133
The contractual maturities of debt securities classified as available-for-sale as of March 31, 2022 were as follows (in thousands):

March 31, 2022
Due within one year	$2,504,096
Due after one year through five years	1,472,077
Total	$3,976,173

The following tables summarize unrealized gains and losses related to available-for-sale debt securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	March 31, 2022
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$311,105	$—	$(4,300)	$306,805
Corporate notes, commercial paper and certificates of deposit	3,703,202	498	(34,332)	3,669,368
Total available-for-sale debt securities classified as short-term investments	$4,014,307	$498	$(38,632)	$3,976,173

	December 31, 2021
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$376,966	$12	$(2,110)	$374,868
Corporate notes, commercial paper and certificates of deposit	3,832,983	4,873	(8,733)	3,829,123
Total available-for-sale debt securities classified as short-term investments	$4,209,949	$4,885	$(10,843)	$4,203,991
The gross unrealized loss on available-for-sale debt securities in a continuous loss position for 12 months or longer was not material as of March 31, 2022 and December 31, 2021.
The Company evaluates whether the unrealized loss on available-for-sale debt securities is the result of the credit worthiness of the corporate notes it held, or other non-credit-related factors such as liquidity, by reviewing a number of factors such as the implied yield of the corporate note based on the market price, the nature of the invested entity's business or industry, market capitalization relative to debt, changes in credit ratings, and the market prices of the corporate notes subsequent to period end. As of March 31, 2022, the gross unrealized loss on available-for-sale debt securities was $38.6 million. The unrealized losses were not determined to be credit-related, and there were no expected credit losses related to the Company's available-for-sale debt securities. As of March 31, 2022, no allowance for credit losses in short-term investments was recorded.

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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 based on the three-tier fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$760,677	$—	$760,677
U.S. government and agency securities	—	99,972	99,972
Commercial paper	—	1,076,175	1,076,175
Certificates of deposit	—	12,006	12,006
Short-term investments:
U.S. government and agency securities	—	306,805	306,805
Corporate notes	—	2,163,942	2,163,942
Commercial paper	—	1,146,247	1,146,247
Certificates of deposit	—	359,179	359,179
Marketable equity securities	2,472	—	2,472
Other current assets:
Foreign currency contracts	—	8,630	8,630
Total	$763,149	$5,172,956	$5,936,105
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$5,322	$5,322
Total	$—	$5,322	$5,322

	December 31, 2021
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$1,000,671	$—	$1,000,671
Commercial paper	—	843,919	843,919
Certificates of deposit	—	5,001	5,001
Short-term investments:
U.S. government and agency securities	—	374,868	374,868
Corporate notes	—	2,633,777	2,633,777
Commercial paper	—	953,103	953,103
Certificates of deposit	—	242,243	242,243
Marketable equity securities	3,142	—	3,142
Other current assets:
Foreign currency contracts	—	7,849	7,849
Total	$1,003,813	$5,060,760	$6,064,573
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$2,125	$2,125
Total	$—	$2,125	$2,125

The following table sets forth the estimated fair value of the Company's convertible and senior notes outstanding as of March 31, 2022 based on the three-tier fair value hierarchy (in thousands):

	March 31, 2022
	Level 2	Level 3	Total
$1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024 (the 2024 Notes)	$1,179,555	$—	$1,179,555
$1.0 billion in aggregate principal amount of 0.375% convertible senior notes due in 2025 (the 2025 Notes)	—	1,130,060	1,130,060
$1.44 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (the 2026 Notes)	1,220,438	—	1,220,438
$700.0 million in aggregate principal amount of 3.875% senior notes due in 2027 (the 2027 Notes)	679,875	—	679,875
$1.0 billion in aggregate principal amount of 5.000% senior notes due in 2030 (the 2030 Notes)	993,750	—	993,750
Total	$4,073,618	$1,130,060	$5,203,678
The estimated fair value of the 2024 Notes, the 2026 Notes, the 2027 Notes, and the 2030 Notes is determined based on a market approach, using the estimated or actual bids and offers of the respective notes in an over-the-counter market on the last business day of the period. The estimated fair value of the 2025 Notes is determined based on a binomial model, using inputs including risk free rate, volatility and discount yield. Refer to Note 11 – Convertible Notes and Senior Notes for further details on the Notes.
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
The Company recognizes these derivative instruments as either assets or liabilities on the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives in other income (expense), net in the consolidated statements of income. The notional principal of foreign currency contracts outstanding was equivalent to $786.0 million and $910.5 million as of March 31, 2022 and December 31, 2021, respectively.
The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

	Balance Sheet Location	March 31, 2022	December 31, 2021
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$8,630	$7,849
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$5,322	$2,125
The Company recognized $3.9 million and $2.1 million of net losses on its foreign currency contracts in the three months ended March 31, 2022 and 2021, respectively.

Note 5. Property and Equipment, Net
The following tables set forth property and equipment, net by type and by geographic area for the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Property and equipment, net
Equipment	$2,671,127	$2,603,304
Furniture and leasehold improvements	517,020	470,678
Capitalized software	1,051,084	948,710
Construction in progress	225,472	261,267
Total	4,464,703	4,283,959
Less: Accumulated depreciation and amortization	(2,314,122)	(2,201,799)
Property and equipment, net	$2,150,581	$2,082,160

	March 31, 2022	December 31, 2021
Property and equipment, net:
United States	$2,100,821	$2,038,597
International	49,760	43,563
Total property and equipment, net	$2,150,581	$2,082,160

Note 6. Operating Leases
The Company has operating leases primarily for office space and data center facilities. The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $146.6 million and $123.5 million in the three months ended March 31, 2022 and 2021, respectively.
Future lease payments under operating leases and sublease income as of March 31, 2022 were as follows (in thousands):

	Operating Leases	Sublease Income
Year Ending December 31,
Remainder of 2022	$210,209	$(3,302)
2023	234,934	(3,187)
2024	234,902	(1,725)
2025	229,758	(120)
2026	207,427	—
Thereafter	686,129	—
Total future lease payments (receipts)	1,803,359	$(8,334)
Less: leases not yet commenced	(229,432)
Less: imputed interest	(191,643)
Total operating lease liabilities	$1,382,284
Reconciliation of operating lease liabilities as shown on the consolidated balance sheets
Operating lease liabilities, short-term	$208,405
Operating lease liabilities, long-term	1,173,879
Total operating lease liabilities	$1,382,284
There were no other material changes in the Company's operating leases in the three months ended March 31, 2022, as compared to the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 7. Goodwill and Intangible Assets
The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2021	$1,301,520
Other	(3,058)
Balance as of March 31, 2022	$1,298,462
For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.
The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2022:
Patents and developed technologies	$106,261	$(64,650)	$41,611
Other	23,500	(5,386)	18,114
Total	$129,761	$(70,036)	$59,725
December 31, 2021:
Patents and developed technologies	$106,261	$(57,988)	$48,273
Assembled workforce	23,500	(2,449)	21,051
Total	$129,761	$(60,437)	$69,324
Amortization expense associated with intangible assets was $9.6 million and $8.1 million for the three months ended March 31, 2022 and 2021, respectively.
Estimated future amortization expense as of March 31, 2022 is as follows (in thousands):

Remainder of 2022	$21,667
2023	19,467
2024	6,673
2025	2,510
2026	2,410
Thereafter	6,998
Total	$59,725

Note 8. Accrued and Other Current Liabilities
The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$261,051	$325,113
Federal Trade Commission accrual (see Note 15)	—	150,000
Deferred revenue	64,404	78,541
Accrued operations and engineering costs	58,705	55,682
Accrued professional services	57,809	41,321
Accrued tax liabilities	54,294	47,830
Accrued publisher, content and ad network costs	46,083	45,025
Accrued other	196,432	174,838
Total	$738,778	$918,350

Note 9. Investments in Privately-Held Companies
The Company makes strategic investments in privately-held companies that primarily consist of non-marketable equity securities without readily determinable fair values. The Company evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of March 31, 2022, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s non-marketable equity securities had a combined carrying value of $213.1 million and $207.4 million as of March 31, 2022 and December 31, 2021, respectively. The maximum loss the Company can incur for its investments is their carrying value.
The Company periodically evaluates the carrying value of its investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. No impairment charges were recorded in the three months ended March 31, 2022 and 2021. The Company records upward adjustments for the difference between the fair value and carrying value of its investments in privately-held companies resulting from observable price changes in orderly transactions for identical or similar investments. No upward adjustments were recorded in the three months ended March 31, 2022 and 2021. As of March 31, 2022, the Company recorded cumulative upward adjustments of $85.7 million on its investments in privately-held companies.

Note 10. Sale of Asset Group
On January 1, 2022, the Company completed the sale of certain assets that comprised its MoPub business to AppLovin Corporation for a total consideration of $1.05 billion in cash. The assets sold, which were classified as assets held for sale on the consolidated balance sheets as of December 31, 2021, consisted only of goodwill. No liabilities were transferred in the transaction. The Company recorded a pre-tax gain of $970.5 million on the sale of its MoPub asset group in the consolidated statements of income in the three months ended March 31, 2022. The gain represents the excess of the proceeds from the sale less the carrying value of the net assets sold and closing and transition service costs. The sale of MoPub enables the Company to focus on key areas of the business, including performance-based advertising, SMB offerings, and commerce initiatives on Twitter. The sale did not represent a strategic shift that would have a major effect on the Company's operations and financial results, and therefore did not qualify for reporting as a discontinued operation.
Note 11. Convertible Notes and Senior Notes
Senior Notes
In February 2022, the Company issued $1.0 billion aggregate principal amount of 5.000% senior notes due 2030 (the 2030 Notes) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. The total net proceeds from this offering was approximately $988.7 million, after deducting $11.3 million of debt issuance costs.
The 2030 Notes represent senior unsecured obligations of the Company. The interest rate is fixed at 5.000% per annum and interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2022. The 2030 Notes mature on March 1, 2030.
The Company may redeem the 2030 Notes, in whole or in part, at any time prior to December 1, 2029, at a price equal to 100% of the principal amount of the 2030 Notes plus a “make-whole” premium and accrued and unpaid interest, if any. On and after December 1, 2029, the Company may redeem the 2030 Notes at 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In 2019, the Company issued $700.0 million aggregate principal amount of 3.875% senior notes due 2027 (the 2027 Notes, which we refer to together with the 2030 Notes as the Senior Notes) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. The total net proceeds from this offering were approximately $691.9 million, after deducting $8.1 million of debt issuance costs in connection with the issuance of the 2027 Notes. The 2027 Notes represent senior unsecured obligations of the Company. The interest rate is fixed at 3.875% per annum and interest is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on June 15, 2020. The 2027 Notes mature on December 15, 2027.
If the Company experiences a change of control triggering event (as defined in the indenture governing the applicable series of Senior Notes), the Company must offer to repurchase such Senior Notes at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. A change of control triggering event occurs when a change of control (as defined in the indenture governing the applicable Senior Notes), including the Merger (as defined below), occurs accompanied or followed by a downgrade of the rating by each of Moody’s Investors Service, Inc. and S&P Global Ratings of the applicable series of Senior Notes between the first public announcement of such change of control and ends on the 60th day following consummation of such change of control.
Pursuant to the terms of the Merger Agreement as defined below, the Company is required to use its commercially reasonable best efforts to, solely at the Parent’s (as defined below) expense, cause the payoff, redemption, defeasance, discharge or other satisfaction of the Senior Notes on or subsequent to the effective time of the Merger.
Convertible Notes
In 2018, the Company issued $1.15 billion aggregate principal amount of 0.25% convertible senior notes due 2024 (the 2024 Notes) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The total net proceeds from this offering was approximately $1.14 billion, after deducting $12.3 million of debt issuance costs in connection with the 2024 Notes.
In 2020, the Company entered into an investment agreement (the Investment Agreement) with Silver Lake Partners V DE (AIV), L.P. (Silver Lake) relating to the issuance and sale to Silver Lake of $1.0 billion in aggregate principal amount of the Company's 0.375% convertible senior notes due 2025 (the 2025 Notes). The total net proceeds from this offering was approximately $985.3 million, after deducting $14.7 million of debt issuance costs in connection with the 2025 Notes.
In 2021, the Company issued $1.44 billion in aggregate principal amount of 0% convertible senior notes due 2026 (the 2026 Notes, which we refer to together with the 2024 Notes and the 2025 Notes as the Convertible Notes) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The total net proceeds from this offering was approximately $1.42 billion, after deducting $16.8 million of debt issuance costs in connection with the 2026 Notes.

As described below, at the effective time of the Merger, holders of the Convertible Notes can require the Company (the surviving entity following the Merger) to repurchase their Notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. Holders may also elect to surrender their Notes for conversion upon effectiveness of the Merger.
The Convertible Notes represent senior unsecured obligations of the Company. The interest rate of the 2024 Notes is fixed at 0.25% per annum and interest is payable semi-annually in arrears on June 15 and December 15 of each year. The interest rate of the 2025 Notes is fixed at 0.375% per annum and interest is payable semi-annually in arrears on March 15 and September 15 of each year. The 2026 Notes do not bear interest except in special circumstances described below, and the principal amount of the 2026 Notes does not accrete. The 2024 Notes, 2025 Notes, and 2026 Notes mature on June 15, 2024, March 15, 2025, and March 15, 2026, respectively.
Each $1,000 of principal of the 2024 Notes, 2025 Notes, and 2026 Notes will initially be convertible into 17.5001 shares, 24.0964 shares, and 7.6905 shares, respectively, of the Company’s common stock, which is equivalent to an initial conversion price of approximately $57.14, $41.50, and $130.03 per share, respectively, in each case, subject to adjustment upon the occurrence of specified events set forth in the indenture governing such series of Convertible Notes.
Holders of the 2024 Notes may convert their 2024 Notes at their option at any time on or after March 15, 2024 until close of business on the second scheduled trading day immediately preceding the maturity date of June 15, 2024. Holders of the 2026 Notes may convert their 2026 Notes at their option at any time on or after December 15, 2025 until close of business on the second scheduled trading day immediately preceding the maturity date of March 15, 2026. The 2025 Notes are convertible at the option of the holder at any time until the scheduled trading day prior to the maturity date.
Holders of the 2024 Notes and 2026 Notes may convert all or any portion of their 2024 Notes or 2026 Notes at the option of such holder prior to March 15, 2024 for the 2024 Notes, and prior to the close of business on the business day immediately preceding December 15, 2025 for the 2026 Notes, under the following circumstances:
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
2)during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the applicable series of Convertible Notes) per $1,000 principal amount of such series of Convertible Notes for each trading day of the applicable measurement period was less than 98% of the product of the last reported sale price of Twitter’s common stock and the conversion rate for the applicable series of Convertible Notes on each such trading day; or
3)upon the occurrence of certain specified corporate events, including fundamental changes (as defined in the indenture governing the applicable series of Convertible Notes) such as the Merger, as described below.
Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion, will be based on a daily conversion value (as defined in the indenture governing the applicable series of Convertible Notes) calculated on a proportionate basis for each trading day in the applicable 30 trading day observation period.
Upon delivery of a notice of a fundamental change, such as the Merger, holders of the Convertible Notes may surrender all or any portion of their Convertible Notes for conversion at any time after the effective date of the Merger or such other transaction until the related fundamental change repurchase date of such series of Convertible Notes. In addition, if specific corporate events, including the Merger, occur prior to the applicable maturity date of the 2024 Notes, 2025 Notes, or the 2026 Notes, the Company will be required to increase the conversion rate for holders who elect to convert their Convertible Notes in connection with such corporate events.
If a fundamental change, including the Merger, occurs prior to the applicable maturity date, holders of the 2024 Notes, 2025 Notes, or 2026 Notes, as applicable, will also have the right to require the Company to repurchase all or a portion of their Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of such Convertible Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date of such series of Convertible Notes.
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

Concurrent with the offering of the 2024 Notes and 2026 Notes, the Company entered into convertible note hedge transactions with certain bank counterparties whereby the Company has the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 20.1 million shares of its common stock at a price of approximately $57.14 per share for the 2024 Notes, and a total of approximately 11.1 million shares of its common stock at a price of approximately $130.03 per share for the 2026 Notes. The total cost of the convertible note hedge transactions associated was $268.0 million and $213.5 million for the 2024 Notes and the 2026 Notes, respectively. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 20.1 million shares of the Company’s common stock at an initial strike price of $80.20 per share for the 2024 Notes and a total of approximately 11.1 million shares of the Company’s common stock at a price of $163.02 per share for the 2026 Notes. The Company received $186.8 million and $161.1 million in cash proceeds from the sale of these warrants in connection with the 2024 Notes and 2026 Notes offerings, respectively.
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2024 Notes and 2026 Notes and to effectively increase the overall conversion price from $57.14 to $80.20 per share for the 2024 Notes and from $130.03 to $163.02 per share for the 2026 Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheets as of March 31, 2022.
Convertible Notes and Senior Notes
The Notes consisted of the following (in thousands):

	March 31, 2022
	2024 Notes	2025 Notes	2026 Notes	2027 Notes	2030 Notes
Principal amounts:
Principal	$1,150,000	$1,000,000	$1,437,500	$700,000	$1,000,000
Unamortized debt discount and issuance costs	(4,547)	(8,679)	(13,207)	(5,756)	(11,130)
Net carrying amount	$1,145,453	$991,321	$1,424,293	$694,244	$988,870

	December 31, 2021
	2024 Notes	2025 Notes	2026 Notes	2027 Notes
Principal amounts:
Principal	$1,150,000	$1,000,000	$1,437,500	$700,000
Unamortized debt discount and issuance costs	(5,052)	(9,399)	(14,026)	(6,004)
Net carrying amount	$1,144,948	$990,601	$1,423,474	$693,996

In the three months ended March 31, 2022, the effective interest rate for the 2030 Notes was 5.24%. In the three months ended March 31, 2022 and 2021, the effective interest rate for the 2024 Notes, 2025 Notes, 2026 Notes, and 2027 Notes was 0.43%, 0.67%, 0.23%, and 4.08%, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized $2.4 million and $2.2 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest. During the three months ended March 31, 2022 and 2021, the Company recognized $13.3 million and $10.7 million, respectively, of coupon interest expense. Future interest payments associated with the Notes total $583.9 million, with $59.5 million payable within the next 12 months.
As of March 31, 2022, the remaining life of the 2024 Notes, the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2030 Notes is approximately 26 months, 35 months, 47 months, 68 months, and 95 months, respectively.

The following table summarizes the aggregate future principal payments on the Company’s Notes as of March 31, 2022 (in thousands):

	Convertible Notes	Senior Notes
Remainder of 2022	$—	$—
2023	—	—
2024	1,150,000	—
2025 (1)	1,000,000	—
2026	1,437,500	—
Thereafter	—	1,700,000
Total	$3,587,500	$1,700,000

(1) The 2025 Notes are convertible at the option of the holder at any time until the scheduled trading day prior to the maturity date, including in connection with a redemption by the Company.

Note 12. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock granted to employees in connection with acquisitions, contingently returnable shares and escrowed shares supporting indemnification obligations that are issued in connection with acquisitions and unvested stock options exercised.
Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including potential dilutive securities. When the convertible notes are dilutive, interest expense, net of tax, is added back to net income to calculate diluted net income per share.
The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Basic net income per share:
Numerator
Net income	$513,286	$68,005
Denominator
Weighted-average common shares outstanding	780,534	797,667
Weighted-average restricted stock subject to repurchase	(1,597)	(2,034)
Weighted-average shares used to compute basic net income per share	778,937	795,633
Basic net income per share	$0.66	$0.09
Diluted net income per share:
Numerator
Net income	$513,286	$68,005
Interest expense on convertible notes, net of tax	2,027	—
Numerator used to compute diluted net income per share	515,313	68,005
Denominator
Number of shares used in basic computation	778,937	795,633
Weighted-average effect of dilutive securities:
Convertible notes	55,277	55,277
RSUs	3,571	17,575
Stock options	224	756
Other	581	2,946
Weighted-average shares used to compute diluted net income per share	838,590	872,187
Diluted net income per share	$0.61	$0.08
The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Warrants	31,180	43,467
Convertible notes	—	12,287
RSUs	56,237	2,354
Shares subject to repurchase and others	43,119	392
In the three months ended March 31, 2022 and 2021, the 2024 Notes, the 2025 Notes, and the 2026 Notes were included in the computation of diluted income per share as the effect of including these shares in the calculation is dilutive. The 2021 Notes were not included in the computation of diluted income per share in the three months ended March 31, 2021 as the effect of including these shares in the calculation would have been anti-dilutive. The 2021 Notes were repaid at maturity in September 2021 and were not included in the calculation in the three months ended March 31, 2022.
If the average market price of the common stock exceeds the exercise price of the warrants, $80.20 for the 2024 Notes and $163.02 for the 2026 Notes, the warrants will have a dilutive effect on the earnings per share if the Company is profitable. Since the average market price of the common stock is below $80.20 for all periods presented, the warrants are anti-dilutive.

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
Share Repurchases
In March 2020, the Company's Board of Directors authorized a program to repurchase up to $2.0 billion of the Company's common stock over time (the 2020 Repurchase Program). In February 2022, the Company’s Board of Directors authorized a new $4.0 billion share repurchase program (the 2022 Repurchase Program). The program became effective immediately and replaced the 2020 Repurchase Program. As part of the 2022 Repurchase Program, the Company entered into accelerated share repurchase agreements (the ASR Agreements) to repurchase $2.0 billion of its common stock. The Company records the excess of the purchase price over par value to additional paid-in capital subject to certain limitations, with any remaining purchase price recorded to accumulated deficit.
In the three months ended March 31, 2022, the Company repurchased 1.9 million shares for an aggregate amount of $71.5 million under the 2020 Repurchase Program. In connection with the ASR Agreements, the Company made a prepayment of $2.0 billion and received an initial delivery of approximately 37.8 million shares of its common stock. The repurchased shares were immediately retired upon settlement and treated as a repurchase of common stock for purposes of calculating earnings per share. $600.0 million of the prepayment was evaluated as an unsettled forward contract, classified within stockholders’ equity. Under the terms of the ASR Agreements, the remaining shares, if any, are expected to be delivered in the third quarter of 2022. The number of shares that the Company will ultimately repurchase will be determined based on the volume-weighted average price of the Company’s common stock over the term of the ASR Agreements, less an agreed upon discount.
Repurchases under the remaining authorization may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of its common stock and may be suspended at any time at its discretion. The 2022 Repurchase Program does not have an expiration date.
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
Restricted Common Stock Activity
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
The Company had 1.4 million and 1.6 million shares of unvested restricted common stock as of March 31, 2022 and December 31, 2021, respectively. The Company's restricted common stock activity was not material during the three months ended March 31, 2022.
Stock Option Activity
The Company had 1.0 million shares of stock options outstanding each as of March 31, 2022 and December 31, 2021. The Company’s stock option activity was not material during the three months ended March 31, 2022.
Performance Restricted Stock Units Activity
The Company grants restricted stock units to certain of its executive officers periodically that vest based on the Company’s attainment of the annual financial performance goals and the executives’ continued employment through the vesting date (PRSUs). These PRSUs are granted when the annual performance targets are set and the awards are approved by the Compensation Committee of the Board of Directors, generally in the first half of each financial year. The Company grants PRSUs with a vesting period of three years.

The following table summarizes the activity related to the Company’s PRSUs for the three months ended March 31, 2022 (in thousands, except per share data):

	PRSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2021	456	$52.89
Additional earned performance shares related to 2021 grants	4	$71.22
Vested	(202)	$48.36
Forfeited or canceled	(22)	$71.22
Unvested and outstanding at March 31, 2022	236	$55.38
The total fair value of PRSUs vested during the three months ended March 31, 2022 and 2021 was $7.2 million and $9.4 million, respectively.
Market-based Restricted Stock Units Activity
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
The following table summarizes the activity related to the Company’s market-based restricted stock units for the three months ended March 31, 2022 (in thousands, except per share data):

	Market-based RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2021	2,921	$31.64
Forfeited or canceled	(256)	$34.85
Unvested and outstanding at March 31, 2022	2,665	$31.33
The total fair value of market-based RSUs vested during the three months ended March 31, 2021 was $17.2 million. The 2.7 million shares of market-based RSUs unvested and outstanding at March 31, 2022 represent the awards at the target level of achievement for the respective performance periods.

RSU Activity
The following table summarizes the activity related to the Company’s restricted stock units (RSUs), excluding PRSUs and market-based RSUs, for the three months ended March 31, 2022. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2021	37,394	$48.14
Granted	35,846	$38.35
Vested	(3,919)	$43.53
Canceled	(1,746)	$48.23
Unvested and outstanding at March 31, 2022	67,575	$43.22
The total fair value of RSUs vested during the three months ended March 31, 2022 and 2021 was $149.8 million and $220.7 million, respectively.

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$12,880	$8,732
Research and development	106,604	65,156
Sales and marketing	29,164	21,171
General and administrative	28,615	15,814
Total stock-based compensation expense	$177,263	$110,873
The Company capitalized $18.7 million and $14.5 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, there was $2.89 billion of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 3.2 years. The Company accounts for forfeitures as they occur.
Note 14. Income Taxes
The Company’s tax provision or benefit for income taxes for interim periods has generally been determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, the accounting guidance permits the use of the actual effective tax rate for the year-to-date period. In the three months ended March 31, 2022, the Company used this approach because it was unable to reasonably estimate its annual effective tax rate due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.
The Company recorded a provision for income taxes of $315.4 million and a benefit from income taxes of $18.0 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the primary difference between the effective tax rate and the federal statutory tax rate relates to the gain on the sale of MoPub, described in Note 10 - Sale of Asset Group, being subject to higher foreign tax rates and U.S. global intangible low-taxed income. For the three months ended March 31, 2021, the primary difference between the effective tax rate and the federal statutory tax rate relates to foreign tax rate differences, tax deductions for stock-based compensation, and research and development credits.
As of March 31, 2022, the Company had $941.9 million of deferred tax assets for which it had not established a valuation allowance. The Company had a valuation allowance of $1.42 billion, primarily related to deferred tax assets of a foreign subsidiary, California and Massachusetts, and U.S. federal unrealized capital losses. The Company continues to reassess the ability to realize the deferred tax assets quarterly and, if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
As of March 31, 2022, the Company had $413.0 million of unrecognized tax benefits, of which $317.5 million could result in a reduction of the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation allowance recorded for California and Massachusetts deferred tax assets.
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

Note 15. Commitments and Contingencies
Credit Facility
The Company has a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. In February 2022, the Company amended its existing revolving credit agreement to permit repurchases by the Company of its common stock in an aggregate amount not to exceed $4.0 billion. As of March 31, 2022, no amounts had been drawn under the credit facility.
Contractual Obligations
The Company's principal commitments consist of obligations under the Notes (including principal and coupon interest), operating and finance leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments.
During the three months ended March 31, 2022, the Company issued $1.0 billion in aggregate principal amount of the 2030 Notes. As of March 31, 2022, the Company's contractual obligation to settle commitments related to the 2030 Notes is $25.8 million for the remainder of the year ended December 31, 2022, $50.0 million for each of the years ended December 31, 2023, 2024, 2025, and 2026, and $1.18 billion in aggregate thereafter until the notes are repaid at maturity in the year ended December 31, 2030. Refer to Note 11 - Convertible Notes and Senior Notes for additional detail.
Other than as described above, there were no material changes outside the Company's normal course of business in its commitments under contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Legal Proceedings
Beginning in September 2016, multiple putative class actions and derivative actions were filed in state and federal courts in the United States against the Company and the Company’s directors and/or certain former officers alleging that false and misleading statements, made in 2015, are in violation of securities laws and breached fiduciary duty. The derivative actions were settled and fully resolved in 2021. The putative class actions were consolidated in the U.S. District Court for the Northern District of California and were scheduled for trial on September 20, 2021. In September 2021, prior to the start of the trial, the Company negotiated and entered into a binding agreement to settle the shareholder class action lawsuit. The proposed class action settlement resolves all claims asserted against the Company and the other named defendants in the shareholder class action lawsuit without any liability or wrongdoing attributed to them personally or to the Company. Under the terms of the proposed settlement, the Company paid the settlement amount of $809.5 million from cash on hand in the fourth quarter of 2021. The settlement agreement is subject to final approval by the U.S. District Court for the Northern District of California.
Beginning in October 2019, putative class actions were filed in the U.S. District Court for the Northern District of California against the Company and certain of the Company’s officers alleging violations of securities laws in connection with the Company’s announcements that it had discovered and taken steps to remediate issues related to certain user settings designed to target advertising that were not working as expected and seeking unspecified damages. The Company disputes the claims and intends to defend the lawsuit vigorously. In December 2020, the district court dismissed the plaintiffs’ claims. On March 23, 2022, the United States Court of Appeals for the Ninth Circuit affirmed the district court's decision dismissing the plaintiffs' claims.
From time to time the Company notifies the Irish Data Protection Commission, its designated European privacy regulator under the European Union General Data Protection Regulation (GDPR) and other regulators, of certain personal data breaches and privacy issues, and is subject to inquiries and investigations regarding various aspects of the Company's regulatory compliance. The Company is currently the subject of inquiries by the Irish Data Protection Commission with respect to its compliance with the GDPR.
On July 28, 2020, the Company received a draft complaint from the Federal Trade Commission (FTC) alleging violations of the Company’s 2011 consent order with the FTC and the Federal Trade Commission Act. The allegations relate to the Company’s use of phone number and/or email address data provided for safety and security purposes for targeted advertising during periods between 2013 and 2019. The Company estimated that the range of probable loss in the matter was $150.0 million to $250.0 million and recorded an accrual of $150.0 million in the three months ended June 30, 2020. In March 2022, the Company and the FTC agreed in principle upon a penalty of $150.0 million and the Company deposited this amount into escrow from cash on hand.
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
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of March 31, 2022 and December 31, 2021.
Note 16. Subsequent Events
Rights Plan
On April 15, 2022, the Company’s Board of Directors authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record as of the close of business on April 25, 2022). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.000005 per share, of the Company at an exercise price of $210.00, subject to adjustment. The complete terms of the Rights are set forth in a Preferred Stock Rights Agreement, dated as of April 15, 2022, between the Company and Computershare Trust Company, N.A., as rights agent (the Rights Agreement). The Rights expire on the earliest of (1) April 14, 2023, unless such date is extended, or (2) the redemption or exchange of the Rights as described above.
The Company’s Board of Directors adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group that acquires 15 percent or more of the shares of Common Stock without the approval of the Company’s Board of Directors. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Company’s Board of Directors. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Company’s Board of Directors.

On April 25, 2022, in connection with the execution of the Merger Agreement as described below, the Board approved Amendment No. 1 to the Rights Agreement (Amendment No. 1). Amendment No. 1 exempts the approval, execution, delivery or performance of the Merger Agreement, or the consummation prior to the termination of the Merger Agreement, of the Merger or any of the other transactions contemplated by the Merger Agreement in accordance with its terms, from, among other things, (i) resulting in a Distribution Date (as defined by the Rights Agreement) or permitting the Rights (as defined by the Rights Agreement) to be exercised or exchanged, and (ii) causing Parent, Acquisition Sub or their respective affiliates to be deemed an Acquiring Person (as defined by the Rights Agreement) for any purpose under the Rights Agreement.
As a result of the Amendment, the completion of the Merger in accordance with the terms of the Merger Agreement, will not trigger the terms of the Rights Plan.
Merger Agreement
On April 25, 2022, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with X Holdings I, Inc. (Parent), X Holdings II, Inc., a wholly owned subsidiary of Parent (Acquisition Sub), and, solely for the purpose of certain provisions of the Merger Agreement, Elon Musk. Parent and Acquisition Sub are affiliates of Elon Musk. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into the Company (the Merger), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent (the Surviving Corporation). Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock (subject to certain exceptions set forth in the Merger Agreement) will be canceled and converted into the right to receive $54.20 in cash, without interest (the Merger Consideration).
Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (1) approval of the Merger Agreement by the Company’s stockholders; (2) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust and foreign investment laws of the United States and certain non-United States jurisdictions; and (3) the absence of any law or order by a governmental authority of the United States or certain non-United States jurisdictions that has the effect of rendering illegal or prohibiting the consummation of the Merger, or causing the Merger to be rescinded following the completion thereof.
The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified limited circumstances, the Company will be required to pay Parent a termination fee of $1.0 billion. Specifically, this termination fee is payable by the Company to Parent because (1) the Company terminates the Merger Agreement to allow the Company to enter into a definitive agreement for a competing acquisition proposal that constitutes a Superior Proposal (as defined in the Merger Agreement); or (2) Parent terminates the Merger Agreement because the Company’s board of directors recommends that the Company’s stockholders vote against the adoption of the Merger Agreement or in favor of any competing acquisition proposal. This termination fee will also be payable by the Company to Parent in the event that, generally, (1) a competing acquisition proposal for 50% or more of the stock or consolidated assets of the Company has been publicly announced and not withdrawn, (2) the Merger Agreement is terminated because the Company’s stockholders fail to adopt the Merger Agreement or because the Company materially breaches the Merger Agreement, and (3) within twelve months of such termination of the Merger Agreement, the Company enters into a definitive agreement providing for a competing acquisition proposal for 50% or more of the stock or consolidated assets of the Company and such acquisition is subsequently consummated. Upon termination of the Merger Agreement under other specified limited circumstances, Parent will be required to pay the Company a termination fee of $1.0 billion. Specifically, this termination fee is payable by Parent to the Company if the Merger Agreement is terminated by the Company because (1) the conditions to Parent’s obligations to consummate the Merger are satisfied and the Parent fails to consummate the Merger as required pursuant to, and in the circumstances specified in, the Merger Agreement; or (2) Parent breaches of its representations, warranties or covenants in a manner that would cause the related closing conditions to not be satisfied. Mr. Musk has provided the Company with a limited guarantee in favor of the Company, which guarantees, among other things, the payment of the termination fee payable by Parent to the Company, subject to the conditions set forth therein.
In addition to the foregoing termination rights, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by October 24, 2022, which date will be extended for six months if the closing conditions related to applicable antitrust and foreign investment clearances and the absence of any applicable law or order making illegal or prohibiting the Merger have not been satisfied as of such date.

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
Highlights of Quarterly Results
Revenue for the three months ended March 31, 2022 totaled $1.20 billion, an increase of 16% year over year.
•Advertising revenue totaled $1.11 billion, an increase of 23% year over year.
•Subscription and other revenue totaled $94.4 million, a decrease of 31% year over year.
•U.S. revenue totaled $671.5 million, an increase of 21% year over year.
•International revenue totaled $529.5 million, an increase of 10% year over year.
•Total ad engagements increased 12% year over year.
•Cost per engagement increased 10% year over year.
Average monetizable daily active usage (mDAU)(1) for the three months ended March 31, 2022 was 229.0 million, an increase of 15.9% year over year.
Loss from operations was $127.8 million, or 11% of total revenue, for the three months ended March 31, 2022, compared to income from operations of $52.2 million, or 5% of total revenue, for the three months ended March 31, 2021.
Net income was $513.3 million for the three months ended March 31, 2022 compared to net income of $68.0 million for the three months ended March 31, 2021.
Cash, cash equivalents and short-term investments in marketable securities totaled $6.26 billion as of March 31, 2022.
Pending Merger
On April 25, 2022, we entered into an agreement and plan of merger (the Merger Agreement) with X Holdings I, Inc. (Parent), X Holdings II, Inc. (Acquisition Sub), and, solely for the purpose of certain provisions of the Merger Agreement, Elon Musk. Parent and Acquisition Sub are affiliates of Elon Musk. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into Twitter, with Twitter surviving the merger and becoming a wholly owned subsidiary of Parent. Under the Merger Agreement, at the effective time of the merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be canceled and converted into the right to receive $54.20 in cash, without interest.
Consummation of the merger is subject to the satisfaction or waiver of customary closing conditions, including: (1) approval of the Merger Agreement by our stockholders; (2) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust and foreign investment laws of the United States and certain non-United States jurisdictions; and (3) the absence of any law or order by a governmental authority of the United States or certain non-United States jurisdictions that has the effect of rendering illegal or prohibiting the consummation of the merger, or causing the merger to be rescinded following the completion thereof.
We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, subject to customary exceptions.
For a summary of the transaction, see Note 16 - Subsequent Events of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and to our Form 8-K filed with the SEC on April 26, 2022.

(1) In March of 2019, we launched a feature that allowed people to link multiple separate accounts together in order to conveniently switch between accounts. An error was made at that time, such that actions taken via the primary account resulted in all linked accounts being counted as mDAU. This resulted in an overstatement of mDAU from the first quarter of 2019 through the fourth quarter of 2021. See the section titled, "mDAU Recast" after "Key Metrics" below for more information.

COVID-19
The COVID-19 pandemic has had, and continues to have, a significant impact around the world and has impacted our business, operations, and financial performance in different ways. The impacts of the COVID-19 pandemic, including supply chain constraints, labor shortages, and inflation, have caused advertisers in a variety of industries to be cautious in their spending, and in 2021 and the first quarter of 2022 had a modest negative impact on, and may negatively impact in future periods, our advertising revenue. The extent of the ongoing impact of the COVID-19 pandemic on our business and on global economic activity is uncertain and may again in the future adversely affect our business, operations and financial results. Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. The risks related to the COVID-19 pandemic on our business are further described in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q.

Key Metrics
We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Monetizable Daily Active Usage or Users (mDAU). We define mDAU as people, organizations, or other accounts who logged in or were otherwise authenticated and accessed Twitter on any given day through twitter.com or Twitter applications that are able to show ads, or paid Twitter products, including subscriptions. We believe that mDAU, and its related growth, is the best way to measure our success against our objectives and to show the size of our audience and engagement. Average mDAU for a period represents the number of mDAU on each day of such period divided by the number of days for such period. Changes in mDAU are a measure of changes in the size of our daily logged in or otherwise authenticated active total accounts. To calculate the year-over-year change in mDAU, we subtract the average mDAU for the three months ended in the previous year from the average mDAU for the same three months ended in the current year and divide the result by the average mDAU for the three months ended in the previous year. Additionally, our calculation of mDAU is not based on any standardized industry methodology and is not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies.
In the three months ended March 31, 2022, we had 229.0 million average mDAU(1), which represents an increase of 15.9% from the three months ended March 31, 2021. The increase was driven by strong seasonality in the first quarter of 2022, product improvements, and increased usage due to the war in Ukraine as people turned to Twitter to organize, share news, find sources of support, and stay connected. In the three months ended March 31, 2022, we had 39.6 million average mDAU in the United States and 189.4 million average mDAU in the rest of the world, which represent increases of 6.4% and 18.1%, respectively, from the three months ended March 31, 2021.
For additional information on how we calculate changes in mDAU and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monetizable Daily Active Usage: Worldwide
(quarterly average in millions)*
240.0
220.0
200.0
180.0
160.0
140.0
186.1
187.3
190.9
197.6
204.0
209.3
214.7
229.0
Jun 30 2020
Sep 30 2020
Dec 31 2020**
Mar 31 2021**
Jun 30 2021**
Sep 30 2021**
Dec 31 2021**
Mar 31 2022

Monetizable Daily Active Usage: United States
(quarterly average in millions)
50.0
40.0
30.0
20.0
35.6
35.8
36.9
37.2
36.2
36.9
37.5
39.6
Jun 30 2020
Sep 30 2020
Dec 31 2020**
Mar 31 2021**
Jun 30 2021**
Sep 30 2021**
Dec 31 2021**
Mar 31 2022

Monetizable Daily Active Usage:
International
(quarterly average in millions)
200.0
180.0
160.0
140.0
120.0
100.0
150.5
151.5
154.0
160.4
167.8
172.4
177.3
189.4
Jun 30 2020
Sep 30 2020
Dec 31 2020**
Mar 31 2021**
Jun 30 2021**
Sep 30 2021**
Dec 31 2021**
Mar 31 2022

* Please note the sum of average mDAU in the United States and average mDAU in the rest of the world may not equal the total average mDAU indicated due to rounding.
** An error introduced in March of 2019 resulted in an overstatement of mDAU from the first quarter of 2019 through the fourth quarter of 2021. The charts above provide updated values for mDAU from the fourth quarter of 2020 to the fourth quarter of 2021. See the section titled “mDAU Recast” below for additional information.

mDAU Recast

In March of 2019, we launched a feature that allowed people to link multiple separate accounts together in order to conveniently switch between accounts. An error was made at that time, such that actions taken via the primary account resulted in all linked accounts being counted as mDAU. This resulted in an overstatement of mDAU from the first quarter of 2019 through the fourth quarter of 2021. The table below provides updated values for mDAU from the fourth quarter of 2020 to the fourth quarter of 2021 alongside historical reported values for those same time periods. We are including one decimal place for both the absolute values and growth rates to give more detail around the magnitude of the changes. Note that recast data is not available prior to the fourth quarter of 2020 due to data retention policies, but our estimates suggest the prior period adjustments are not likely to be greater than those in the fourth quarter of 2020.

Recast mDAU (In millions)(1)
	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
US	37.5	36.9	36.2	37.2	36.9
International	177.3	172.4	167.8	160.4	154.0
Global	214.7	209.3	204.0	197.6	190.9

Previously reported mDAU (In millions)(1)
	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
US	37.8	37.2	36.5	37.6	37.2
International	178.8	173.8	169.2	161.7	155.2
Global	216.6	211.0	205.7	199.3	192.3

Difference (In millions)(1)
	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
US	-0.3	-0.3	-0.3	-0.3	-0.3
International	-1.5	-1.4	-1.4	-1.3	-1.1
Global	-1.9	-1.7	-1.7	-1.6	-1.4

(1) The sum of individual metrics may not always equal total amounts indicated due to rounding.

Changes in Ad Engagements and Changes in Cost per Ad Engagement. We define an ad engagement as an interaction with one of our pay-for-performance advertising products. Ad engagements with our advertising products are based on the completion of an objective set out by an advertiser such as expanding, Retweeting, liking or replying to a Promoted Ad, viewing an embedded video, downloading or engaging with a promoted mobile application, clicking on a website link, signing up for marketing emails from advertisers, following the account that Tweets a Promoted Ad, or completing a transaction on an external website. We believe changes in ad engagements is one way to measure engagement with our advertising products. Cost per ad engagement is an output of our ads auction process, and will vary from one period to another based on geographic performance, auction dynamics, the strength of demand for various ad formats, and campaign objectives.
In the three months ended March 31, 2022, ad engagements increased 12% from the three months ended March 31, 2021, due to our growing audience and increased demand for video ads on a year-over-year basis, offset in part by a mix shift to lower funnel ad formats which generally have lower engagement rates and higher cost per ad engagement. In the three months ended March 31, 2022, cost per ad engagement increased by 10% compared to the three months ended March 31, 2021, primarily driven by a mix shift toward performance products, which are lower funnel ad formats, and 15-second video views, as well as slower like-for-like price increases across most ad formats.

Ad Engagement Year-over-Year Change
(% Change)
3%
27%
35%
11%
32%
6%
-12%
12%
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021
Dec 31 2021
Mar 31 2022

Cost Per Ad Engagement Year-over-Year Change
(% Change)
-25%
-9%
-3%
19%
42%
33%
39%
10%
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021
Dec 31 2021
Mar 31 2022

Results of Operations
The following tables set forth our consolidated statements of income data for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
Advertising services	$1,106,578	$898,840
Subscription and other	94,406	137,178
Total revenue	1,200,984	1,036,018
Costs and expenses (1)
Cost of revenue	507,450	381,008
Research and development	371,695	250,709
Sales and marketing	299,809	234,592
General and administrative	149,863	117,527
Total costs and expenses	1,328,817	983,836
Income (loss) from operations	(127,833)	52,182
Interest expense	(15,444)	(13,185)
Interest income	7,962	11,001
Other income (expense), net	(6,506)	6
Gain on sale of asset group	970,474	—
Income before income taxes	828,653	50,004
Provision (benefit) for income taxes	315,367	(18,001)
Net income	$513,286	$68,005
(1)Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$12,880	$8,732
Research and development	106,604	65,156
Sales and marketing	29,164	21,171
General and administrative	28,615	15,814
Total stock-based compensation expense	$177,263	$110,873

The following table sets forth our consolidated statements of income data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Revenue
Advertising services	92%	87%
Subscription and other	8	13
Total revenue	100	100
Costs and expenses
Cost of revenue	42	37
Research and development	31	24
Sales and marketing	25	23
General and administrative	12	11
Total costs and expenses	111	95
Income (loss) from operations	(11)	5
Interest expense	(1)	(1)
Interest income	1	1
Other income (expense), net	(1)	—
Gain on sale of asset group	81	—
Income before income taxes	69	5
Provision (benefit) for income taxes	26	(2)
Net income	43%	7%
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
•Follower Ads. Follower Ads, which are labeled as “promoted,” provide a way for our advertisers to build and grow an audience that is interested in their business, product or service. Our Follower Ads are pay-for-performance advertising priced through an auction.
•Twitter Takeover. Twitter Takeover, which are labeled as “promoted,” appear at the top of the list of trending topics or timeline for an entire day in a particular country or on a global basis. We sell our Twitter Takeover on a fixed-fee-per-day basis.
While the majority of the Promoted Products we sell to our advertisers are placed on Twitter, we also generate advertising revenue by placing advertising products that we sell to advertisers on third-party publishers’ websites, applications or other offerings.

Subscription and other
To better reflect our business opportunities, including the sale of MoPub and the launch of Twitter Blue, we have updated the name of “Data Licensing and Other Revenue” to “Subscription and Other Revenue”. We generate subscription and other revenue by (i) offering data products and data licenses that allow our data partners to access, search and analyze historical and real-time data on our platform, which consists of public Tweets and their content, through the Twitter Developer Platform, and (ii) providing subscription-related offerings such as Twitter Blue, which allows accounts to pay for exclusive features on Twitter. Our data partners generally purchase licenses to access all or a portion of our data for a fixed period. We recognize data licensing revenue as our data partners consume and benefit from their use of the licensed data. "Subscription and Other Revenue" includes revenue from our mobile advertising exchange services through our MoPub exchange until the completion of its sale on January 1, 2022.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Advertising services	$1,106,578	$898,840	$207,738	23%
Subscription and other	94,406	137,178	(42,772)	(31)%
Total revenue	$1,200,984	$1,036,018	$164,966	16%
Revenue in the three months ended March 31, 2022 increased by $165.0 million or 16% compared to the three months ended March 31, 2021.
Advertising revenue in the three months ended March 31, 2022 increased by $207.7 million or 23% compared to the three months ended March 31, 2021 despite the war in Ukraine, which caused some large advertisers to either pause or slow their campaigns in the first quarter of 2022. The increase in advertising revenue was driven by strong sales execution, ongoing product improvements, and a broad increase in advertiser demand as advertisers continue to come to Twitter to launch new products and services and to connect with the growing audience on Twitter. The increase in advertising revenue in the three months ended March 31, 2022 was attributable to increases in the number of ad engagements of 12%, and increases in cost per ad engagement of 10%, compared to the same periods in 2021. The increase in the number of ad engagements was due to our growing audience and increased demand for video ads on a year-over-year basis, offset in part by a mix shift to lower funnel ad formats which generally have lower engagement rates and higher cost per ad engagement. The increase in cost per ad engagement was primarily driven by a mix shift toward performance products, which are lower funnel ad formats, and 15-second video views, as well as slower like-for-like price increases across most ad formats.
In the three months ended March 31, 2022, subscription and other revenue decreased by 31% compared to the three months ended March 31, 2021. The decrease was primarily attributable to the sale of our MoPub business to AppLovin on January 1, 2022. MoPub and MoPub Acquire generated approximately $51.2 million in revenue in the three months ended March 31, 2021, the significant majority of which was reflected in "Subscription and Other Revenue" (previously named "Data Licensing and Other Revenue").

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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of revenue	$507,450	$381,008	$126,442	33%
Cost of revenue as a percentage of revenue	42%	37%
In the three months ended March 31, 2022, cost of revenue increased by $126.4 million compared to the three months ended March 31, 2021. The increase was attributable to a $53.6 million increase in infrastructure costs, a $46.9 million increase driven primarily by revenue share expenses and personnel-related costs due to an increase in employee headcount, and a $25.9 million increase in depreciation and amortization expense.
We plan to continue to scale the capacity and enhance the capability and reliability of our infrastructure to support mDAU growth and increased activity on our platform. We expect that cost of revenue will vary as a percentage of revenue over time.
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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$371,695	$250,709	$120,986	48%
Research and development as a percentage of revenue	31%	24%
In the three months ended March 31, 2022, research and development expenses increased by $121.0 million compared to the three months ended March 31, 2021. The increase was attributable to a $110.5 million increase in personnel-related costs mainly driven by an increase in employee headcount as we continue to focus investments in engineering, product, design, and research, and a $22.1 million increase in facilities costs and other administrative expenses, offset by a $11.6 million increase in the capitalization of costs associated with developing software for internal use.
We plan to continue to invest in key areas of our business to ensure that we have an appropriate level of engineering, product management and design personnel and related resources to support our research and development efforts on key priorities. We expect that research and development expenses will vary as a percentage of revenue over time.

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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Sales and marketing	$299,809	$234,592	$65,217	28%
Sales and marketing as a percentage of revenue	25%	23%
In the three months ended March 31, 2022, sales and marketing expenses increased by $65.2 million compared to the three months ended March 31, 2021. The increase was attributable to a $27.0 million increase in personnel-related costs mainly driven by an increase in employee headcount, a $19.3 million increase in sales related expenses due to higher revenue as well as increased marketing expenses, and a $18.9 million net increase in facilities costs and other administrative expenses.
We continue to evaluate key areas in our business to ensure we have an appropriate level of sales and marketing expenses to execute on our key priorities and objectives. We expect that sales and marketing expenses will vary as a percentage of revenue over time.
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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
General and administrative	$149,863	$117,527	$32,336	28%
General and administrative as a percentage of revenue	12%	11%
In the three months ended March 31, 2022, general and administrative expenses increased by $32.3 million compared to the three months ended March 31, 2021. The increase was attributable to a $48.1 million increase in personnel-related costs, mainly driven by an increase in employee headcount, and a $12.1 million increase in professional service fees, offset by a $27.9 million net decrease in facilities costs and other administrative expenses.
We plan to continue to invest in general and administrative functions to ensure we have an appropriate level of support for our key objectives. We expect that general and administrative expenses will vary as a percentage of revenue over time.

Interest Expense
Interest expense consists primarily of interest expense incurred in connection with the $1.15 billion principal amount of 0.25% convertible senior notes due in 2024 (the 2024 Notes), the $1.0 billion principal amount of 0.375% convertible senior notes due in 2025 (the 2025 Notes), the $700.0 million principal amount of 3.875% senior notes due in 2027 (the 2027 Notes), and the $1.0 billion principal amount of 5.000% senior notes due in 2030 (the 2030 Notes).

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands)
Interest expense	$15,444	$13,185	17%
In the three months ended March 31, 2022, interest expense increased by $2.3 million compared to the three months ended March 31, 2021. The increase was primarily attributable to the issuance of the 2030 Notes in February 2022, offset by the repayment of the 2021 Notes at their maturity in September 2021.
Interest Income
Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands)
Interest income	$7,962	$11,001	(28)%
In the three months ended March 31, 2022, interest income decreased by $3.0 million compared to the three months ended March 31, 2021. The decrease was primarily attributable to lower interest rates.
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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Other income (expense), net	$(6,506)	$6
In the three months ended March 31, 2022, other expense, net increased by $6.5 million compared to the three months ended March 31, 2021. The change was primarily attributable to less favorable foreign currency exchange impacts from foreign currency-denominated assets and liabilities.

Gain on Sale of Asset Group
On January 1, 2022, we completed the sale of our MoPub business to AppLovin Corporation for $1.05 billion in cash and recorded a pre-tax gain of $970.5 million after closing and transition service costs in the consolidated statements of income in the three months ended March 31, 2022. The sale of MoPub enables the Company to focus on key areas of the business, including performance-based advertising, SMB offerings, and commerce initiatives on Twitter.
Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. Our provision (benefit) for income taxes for interim periods has generally been determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, the accounting guidance permits the use of the actual effective tax rate for the year-to-date period. In the three months ended March 31, 2022, we used this approach because we were unable to reasonably estimate our annual effective tax rate due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Provision (benefit) for income taxes	$315,367	$(18,001)
In the three months ended March 31, 2022, our provision for income taxes was $315.4 million, compared to a benefit from income taxes of $18.0 million for the three months ended March 31, 2021. The change was primarily due to the gain on the sale of MoPub, described in Note 10 - Sale of Asset Group, which was subject to higher foreign tax rates and tax on U.S. global intangible low-taxed income.
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
Liquidity and Capital Resources

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$513,286	$68,005
Net cash provided by operating activities	$126,091	$390,184
Net cash provided by investing activities	$1,064,901	$680,358
Net cash provided by (used in) financing activities	$(1,093,153)	$1,197,678
Our principal sources of liquidity are our cash, cash equivalents, and short-term investments in marketable securities. Our cash equivalents and marketable securities are invested primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. In February 2022, we received net proceeds of approximately $988.7 million from the issuance of the 2030 Notes, after deducting the debt issuance costs.
In March 2020, our Board of Directors authorized a program to repurchase up to $2.0 billion of our common stock over time (the 2020 Repurchase Program). In February 2022, our board of directors authorized a $4.0 billion share repurchase program (the 2022 Repurchase Program), which replaces the 2020 Repurchase Program. In connection with the 2022 Repurchase Program, on February 10, 2022 we entered into accelerated share repurchase agreements (the ASR Agreements) to repurchase $2.0 billion of our common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The 2022 Repurchase Program does not obligate us to acquire any particular amount of our common stock and may be suspended at any time at our discretion. The 2022 Repurchase Program does not have an expiration date. In the three months ended March 31, 2022, we repurchased 1.9 million shares for an aggregate amount of $71.5 million under the 2020 Repurchase Program. In connection with the ASR Agreements, we made a prepayment of $2.0 billion and received an initial delivery of approximately 37.8 million shares of our common stock. The ASR Agreements are expected to settle during the third quarter of 2022.

As of March 31, 2022, we had $6.26 billion of cash, cash equivalents and short-term investments in marketable securities, of which $303.8 million was held by our foreign subsidiaries. We do not plan to indefinitely reinvest these funds held by our foreign subsidiaries and have accrued the incremental taxes due as part of repatriation. In connection with a draft complaint from the FTC we received in 2020 discussed in Note 15 - Commitments and Contingencies, we deposited a $150.0 million penalty into escrow from cash on hand in March 2022. We believe that our existing cash, cash equivalents and short-term investment balances, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Merger Agreement
On April 25, 2022, we entered into the Merger Agreement. The Merger Agreement contains customary covenants by us regarding the conduct of our business prior to the closing of the merger. In addition, pursuant to the Merger Agreement, we have agreed, subject to certain exceptions, not to take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring indebtedness (other than under existing credit facilities or to replace existing indebtedness) or materially amending the terms of existing indebtedness. We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.
The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified limited circumstances, the Company will be required to pay Parent a termination fee of $1.0 billion. Specifically, this termination fee is payable by the Company to Parent because (1) the Company terminates the Merger Agreement to allow the Company to enter into a definitive agreement for a competing acquisition proposal that constitutes a Superior Proposal (as defined in the Merger Agreement); or (2) Parent terminates the Merger Agreement because the Company’s board of directors recommends that the Company’s stockholders vote against the adoption of the Merger Agreement or in favor of any competing acquisition proposal. This termination fee will also be payable by the Company to Parent in the event that, generally, (1) a competing acquisition proposal for 50% or more of the stock or consolidated assets of the Company has been publicly announced and not withdrawn, (2) the Merger Agreement is terminated because the Company’s stockholders fail to adopt the Merger Agreement or because the Company materially breaches the Merger Agreement, and (3) within twelve months of such termination of the Merger Agreement, the Company enters into a definitive agreement providing for a competing acquisition proposal for 50% or more of the stock or consolidated assets of the Company and such acquisition is subsequently consummated. Upon termination of the Merger Agreement under other specified limited circumstances, Parent will be required to pay the Company a termination fee of $1.0 billion. Specifically, this termination fee is payable by Parent to the Company if the Merger Agreement is terminated by the Company because (1) the conditions to Parent’s obligations to consummate the Merger are satisfied and the Parent fails to consummate the Merger as required pursuant to, and in the circumstances specified in, the Merger Agreement; or (2) Parent breaches of its representations, warranties or covenants in a manner that would cause the related closing conditions to not be satisfied. Mr. Musk has provided the Company with a limited guarantee in favor of the Company, which guarantees, among other things, the payment of the termination fee payable by Parent to the Company, subject to the conditions set forth therein.
In addition to the foregoing termination rights, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by October 24, 2022, which date will be extended for six months if the closing conditions related to applicable antitrust and foreign investment clearances and the absence of any applicable law or order making illegal or prohibiting the Merger have not been satisfied as of such date.
Credit Facility
We have a revolving credit agreement with certain lenders which provides for a $500.0 million revolving unsecured credit facility maturing on August 7, 2023. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. In March 2021, we entered into an amendment to the revolving credit agreement to increase the amount of indebtedness we may incur from $4.5 billion to $6.0 billion and to permit the convertible note issuance and hedge transactions associated with the 2026 Notes. In February 2022, we entered into an additional amendment to the revolving credit facility to permit the repurchase of our common stock in an aggregate amount not to exceed $4.0 billion. As of March 31, 2022, no amounts had been drawn under the credit facility.
Operating Activities
Cash provided by operating activities consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, deferred income taxes, impairment of (gain on) on investments in privately-held companies, gain on the sale of an asset group, as well as the effect of changes in working capital and other activities. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenue, increases in operating expenses and costs related to acquisitions. For additional discussion, see “Part II—Other Information, Item 1A. Risk Factors.”

Cash provided by operating activities in the three months ended March 31, 2022 was $126.1 million, a decrease of $264.1 million compared to the three months ended March 31, 2021. Cash provided by operating activities was driven by net income of $513.3 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $436.9 million, including a gain on the sale of our MoPub asset group of $970.5 million, deferred income taxes of $190.7 million, stock-based compensation expense of $177.3 million, and depreciation and amortization expense of $160.3 million, and the effect of changes in assets and liabilities, net of asset acquired and liabilities assumed from acquisitions, that resulted in cash inflows of $49.7 million.
Investing Activities
Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposals of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.
Cash provided by investing activities in the three months ended March 31, 2022 increased by $384.5 million compared to the three months ended March 31, 2021. The increase was primarily due to $1.05 billion of proceeds from the sale of our MoPub asset group, a $270.0 million decrease in purchases of marketable securities, a $25.9 million decrease in purchases of investments in privately-held companies, a $18.0 million decrease in purchases of property and equipment, a $9.1 million absence of other investing activities, an $8.4 million absence of business combinations, a $3.7 million decrease in investments in the Finance Justice Fund, and a $0.5 million increase in proceeds from sales of property and equipment, offset by a $524.1 million decrease in proceeds from maturities of marketable securities and a $477.0 million decrease in proceeds from sales of marketable securities.
Financing Activities
Our primary financing activities consist of issuances of securities, including common stock issued under our employee stock purchase plan and issuances of our Notes, repurchases of common stock under our share repurchase program, repayment of Convertible Notes, payments of finance lease obligations, and stock option exercises by employees and other service providers.
Cash used in financing activities in the three months ended March 31, 2022 was $1.09 billion, compared to cash provided by financing activities of $1.20 billion in the three months ended March 31, 2021. The change was primarily due to a $1.92 billion increase in repurchases of common stock, including a $2.0 billion prepayment we made in connection with accelerated share repurchase agreements in February 2022, $988.7 million of net proceeds from the issuance of the 2030 Notes net of issuance costs in the three months ended March 31, 2022, compared to $1.42 billion of net proceeds from the issuance of the 2026 Notes net of issuance costs, which was reduced by a net cash outflow of $52.3 million for the purchase of convertible note hedges and sale of warrants entered into in connection with the issuance of the 2026 Notes in the three months ended March 31, 2021, and a $1.9 million decrease in proceeds from option exercises, offset by a $6.4 million decrease in tax payments related to net share settlements of equity awards and the absence of $0.6 million of payments of finance lease obligations.
Contractual Obligations
Our principal commitments consist of obligations under the Notes (including principal and coupon interest), finance and operating leases for equipment, office space and co-located data center facilities, as well as non-cancelable contractual commitments. In addition, under the Merger Agreement, we may in certain circumstances be obligated to pay a termination fee of $1.0 billion. Refer to Note 6 - Leases; Note 11 - Convertible Notes and Senior Notes; Note 15 - Commitments and Contingencies; and Note 16 - Subsequent Events, of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2022.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements and related notes in accordance with GAAP. In doing so, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a more complete discussion of our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 – “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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
A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of March 31, 2022, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $27.3 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.
As of March 31, 2022, we had $3.59 billion aggregate principal amount of Convertible Notes outstanding and $1.70 billion aggregate principal amount of Senior Notes outstanding. We carry the Notes at face value less amortized discount on the consolidated balance sheets. Since the 2024 Notes, 2025 Notes, 2027 Notes, and 2030 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three months ended March 31, 2022 and 2021. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollar would have resulted in a gain or loss of approximately $6.4 million as of March 31, 2022.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
We are currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform or our actions related thereto, intellectual property, privacy, data protection, consumer protection, securities, employment, and contractual rights. Legal risk may be enhanced in jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear, and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary, among other things, to defend ourselves, and the people on Twitter or to establish our rights. For information regarding legal proceedings in which we are involved, see “Legal Proceedings” in Note 15 of the notes to our consolidated financial statements, which is incorporated herein by reference.
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
Risks Related to our Pending Acquisition by Affiliates of Elon Musk
•the announcement and pendency of the merger or a failure to complete the merger;
•business uncertainties and contractual restrictions while the merger is pending;
•litigation that may arise in connection with the merger;
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

Risks Related to the Pending Acquisition by Affiliates of Elon Musk
The announcement and pendency of our agreement to be acquired by affiliates of Elon Musk may have an adverse effect on our business results, and a failure to complete the merger could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.
On April 25, 2022, we entered into the Merger Agreement with certain affiliates of Elon Musk. The Merger Agreement provides for our acquisition by an entity that is wholly owned by Mr. Musk. Consummation of the merger is subject to the satisfaction or waiver of customary closing conditions, including: (1) approval of the Merger Agreement by our stockholders; (2) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust and foreign investment laws of the United States and certain non-United States jurisdictions; and (3) the absence of any law or order by a governmental authority of the United States or certain non-United States jurisdictions that has the effect of rendering illegal or prohibiting consummation of the merger, or causing the merger to be rescinded following the completion thereof. There is no assurance that all of the various conditions will be satisfied, or that the merger will be completed on the proposed terms, within the expected timeframe, or at all.
The merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain requisite stockholder approval to approve the merger;
•the failure to obtain regulatory approvals from various governmental entities;
•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the merger; and
•the failure to satisfy the other conditions to the completion of the merger, including the possibility that a Company Material Adverse Effect (as defined in the Merger Agreement) would permit Parent not to close the merger.
If the merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, cash flows, and stock price, and our stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our stock reflects an assumption that the merger will be completed, the price of our common stock could decrease if the merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective advertisers and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results and cash flows may be adversely impacted due to costs incurred in connection with the merger;
•any disruptions to our business resulting from the announcement and pendency of the merger, including adverse changes in our relationships with employees, advertisers and other business partners, may continue or intensify in the event the merger is not consummated or is significantly delayed; and
•the requirement that we pay Parent a termination fee of up to $1.0 billion under certain circumstances that give rise to the termination of the Merger Agreement.
There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated. Even if successfully completed, there are certain risks to our stockholders from the merger, including:
•we may experience a departure of employees, prior to the closing of the merger;
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

While the merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, operating results, cash flows, and business.
During the period prior to the closing of the merger, our business is exposed to certain inherent risks and certain restrictions on our business under the terms of the Merger Agreement that could harm our business relationships, financial condition, operating results, cash flows, and business, including:
•potential uncertainty regarding our future plans and strategy, including business model changes and transformation;
•whether advertisers continue their spending on our platform;
•our inability to attract and retain people on Twitter and increase their level of engagement, including ad engagement, and its impact on revenue;
•our inability to develop or acquire new products, product features and services, improve our existing products and services, including with respect to Promoted Products, video and performance advertising, or increase or maintain the value of our products and services;
•the possibility of disruption to our business and operations resulting from the announcement and pendency of the merger, including diversion of management attention and resources;
•our inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the merger, and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur indebtedness (subject to certain exceptions), or declare or authorize any dividend or distribution without Parent's approval;
•our inability to solicit other acquisition proposals during the pendency of the merger;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the merger, which may materially and adversely affect our financial condition and cash flows;
•negative impacts arising from global and domestic economic and geopolitical trends and events, including the conflict in Ukraine and the COVID-19 pandemic; and
•other developments beyond our control that may affect the timing or success of the merger.
If any of these effects were to occur, it could materially and adversely impact our business, cash flows, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the merger is completed.
Litigation may arise in connection with the merger, which could be costly, prevent consummation of the merger, divert management’s attention and otherwise materially harm our business.
Regardless of the outcome of any future litigation related to the merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the merger may materially adversely affect our business, results of operations, prospects, cash flows, and financial condition. If the merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the merger. Any litigation related to the merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our advertisers and other business partners, or otherwise materially harm our operations and financial performance.

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
Changes to operating systems’ practices and policies, such as Apple’s changes related to its App Tracking Transparency policy, have reduced and may continue to reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners or harm our ability to target advertising. These limitations have affected and may continue to adversely affect both our and our advertisers' ability to effectively target advertisements and measure their performance, thereby reducing the demand and pricing for our advertising products and harming our business, and have led to us to retool some of our revenue products and adjust our product roadmap in light of Apple's changes. Additionally, in February 2022, Google announced it planned to adopt similar restrictions on tracking activity across Android devices. The impact of these changes on the overall mobile advertising ecosystem, our business, and the developers, partners, and advertisers in the ecosystem are evolving and their ultimate impact is not yet clear. Over time, personalization rates will impact our ability to grow our performance advertising business. Advertisers also may choose to use our free products and services instead of our Promoted Products. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return on investment relative to alternatives, including online, mobile and traditional advertising platforms. In addition, competition for advertising is becoming increasingly more intense, and our advertising revenue could be further impacted by escalating competition for digital ad spending.
Our advertising revenue growth is primarily driven by increases in mDAU, increases in ad pricing or number of ads shown and increases in our clickthrough rate. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase our mDAU or monetize our larger global audience. Our advertising revenue also could be affected by a number of other factors, including advertiser reaction to content published on our platform or our policies and responses thereto, bugs or other product issues that may impact our ability to effectively help advertisers target ads or share data with our measurement and ad partners. In addition, macroeconomic factors, such as supply chain disruptions, inflation, and the impacts of the war in Ukraine, have caused advertisers to reduce or delay ad spending and may continue to do so. The occurrence of any of these factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, either of which would adversely impact our revenue, business, financial condition and operating results.
If we are unable to compete effectively for people to use our platform, and for content and data partners, our business and operating results could be harmed.
We face intense competition for people to use our platform, and for content and data partners. We compete for our audience against a variety of social networking platforms, messaging companies and media companies, some of which have greater financial resources, larger audiences or more established relationships with advertisers, such as Meta (including Facebook, Instagram and WhatsApp), Alphabet (including Google and YouTube), Microsoft (including LinkedIn), Snapchat, TikTok, Pinterest, and Yahoo, or in certain regions WeChat, Kakao and Line. New or existing competitors may draw people towards their products or services and away from ours by introducing new product features, including features similar to those we offer, investing their greater resources in audience acquisition efforts or otherwise developing products or services that audiences choose to engage with rather than Twitter, any of which could decrease mDAU growth or engagement and negatively affect our business.
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
We believe that our long-term success depends on our ability to improve the health of the public conversation on Twitter. We have made this one of our top priorities and have focused our efforts on improving the quality of that conversation, including by devoting substantial internal resources to our strategy. These efforts include the reduction of abuse, harassment, spam, manipulation and malicious automation on the platform, as well as a focus on improving information quality (including information around elections, the COVID-19 pandemic, and the war in Ukraine), and the health of conversation on Twitter. Some of the health initiatives that we have implemented as part of our ongoing commitment to a healthy public conversation have negatively impacted, and may in the future negatively impact, our publicly reported metrics in a few ways.
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
We encourage employees to quickly develop and help us launch new and innovative features. We focus on improving the experience for people using our products and services, which includes measures to help protect the privacy of people on Twitter. Similarly, we prioritize developing new and improved products and services for advertisers on our platform. We frequently make product, product feature and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with our goals to improve the long-term experience for people on Twitter and/or performance for advertisers, which we believe will improve our operating results over the long term. For example, in January 2022, we completed the sale of our MoPub business. The sale of MoPub enables us to focus on key areas of the business, including performance-based advertising, small and medium-sized business (SMB) offerings, and commerce initiatives on Twitter.
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
From time to time, we have also experienced high voluntary attrition, and in those times, the resulting influx of new leaders and other employees has required us to expend time, attention and resources to recruit and retain talent, restructure parts of our organization and train and integrate new employees. In addition, to attract and retain skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. We may need to invest significant amounts of cash and equity to attract and retain employees. and we may not realize sufficient return on these investments. In addition, changes to U.S. immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our business may be materially and adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to effectively attract and retain employees, we may not be able to innovate or execute quickly on our strategy and our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.
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
One of the reasons people come to Twitter every day is for real-time information, and our products and the success of our business is dependent upon the ability of people to access the Internet and the proper functioning of the various operating systems, platforms, and services upon which we rely. These systems are provided and controlled by factors outside of our control, including nation-state actors who may suppress or censor our products, and broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers. Any of these actors could take actions that degrade, disrupt or increase the cost of access to our products or services, which would, in turn, negatively impact our business. The adoption or repeal of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results. For example, access to Twitter is blocked in China, is restricted in Russia and has been intermittently blocked in Turkey in the past.
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
Our release of new products, product features and services on mobile devices is dependent upon and can be impacted by digital storefront operators, such as the Apple App Store and Google Play Store review teams, which decide what guidelines applications must operate under and how to enforce such guidelines. Such review processes can be difficult to predict and certain decisions may harm our business. Additionally, changes to operating systems’ practices and policies, such as Apple’s changes related to its App Tracking Transparency policy, have reduced and may continue to reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners or our ability to target advertising. In February 2022, Google announced it planned to adopt similar restrictions on tracking activity across Android devices. These limitations have affected and may continue to adversely affect both our and our advertisers' ability to effectively target advertisements and measure their performance, thereby reducing the demand and pricing for our advertising products and harming our business.

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
Our products and services involve the storage and transmission of people's and advertisers’ information, and security incidents, including those caused by unintentional errors and those intentionally caused by third parties, may expose us to a risk of loss of this information, litigation, increased security costs and potential liability. We and our third-party service providers experience cyber-attacks of varying degrees on a regular basis. We expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those that our third-party suppliers and service providers may suffer, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. In particular, the COVID-19 pandemic has increased the opportunities available to criminals, as more companies and individuals work online, and as such, the risk of a cybersecurity incident potentially occurring has increased. In addition, the risk of state-supported and geopolitical-related cybersecurity incidents may increase in connection with the war in Ukraine. We cannot provide assurances that our preventative efforts will be successful. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, people on Twitter and our advertisers may be harmed, lose trust and confidence in us, decrease the use of our products and services or stop using our products and services in their entirety. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties. Any of these actions could have a material and adverse effect on our business, reputation and operating results. While our insurance policies include liability coverage for certain of these matters, if we experienced a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage.
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

•actions by governments or others to restrict access to Twitter or censor content on Twitter, such as how domestic Internet service providers in China have blocked access to Twitter and other countries, including Russia, Iran, Libya, Pakistan, Turkey, Syria and Nigeria, have intermittently restricted access to Twitter, whether these actions are taken for political reasons, in response to decisions we make regarding governmental requests or content generated by people on Twitter, or otherwise;
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
•political and economic instability in some countries, including the war in Ukraine;
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
Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. For example, to the extent the pandemic continues to disrupt economic activity globally, it could adversely affect our business, financial condition and operating results through prolonged decreases in advertising spend, credit deterioration of our customers, depressed economic activity, or declines in capital markets. The impacts of the COVID-19 pandemic, including supply chain constraints, labor shortages and inflation, have caused advertisers in a variety of industries to be cautious in their spending, and in 2021 and the first quarter of 2022 had a modest negative impact on, and may negatively impact in future periods, our advertising revenue. While the economy is reopening in various parts of the world, some countries and locations are reinstating lockdowns and other restrictions that make a full recovery difficult to predict. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan.

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
•changes in U.S. generally accepted accounting principles; and
•changes in global or regional business or macroeconomic conditions, including the impacts of the war in Ukraine.
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
We calculate our mDAU using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring mDAU and mDAU engagement. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the first quarter of 2022 continued to represent fewer than 5% of our mDAU during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, but we otherwise treat multiple accounts held by a single person or organization as multiple accounts for purposes of calculating our mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of mDAU growth and engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our metrics to be accurate representations of our total accounts or mDAU engagement, or if we discover material inaccuracies in our metrics, our reputation may be harmed and content partners, advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. If investors, analysts or customers do not believe our reported measures, such as mDAU, are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be adversely impacted.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.
A significant natural disaster, such as the COVID-19 pandemic or an earthquake, fire, flood or significant power outage could have a material adverse impact on our business, operating results, and financial condition. For example, the COVID-19 pandemic led to certain business disruptions, including travel bans and restrictions, shelter-in-place orders and the postponement or cancellation of major events, which adversely affected demand for our advertising products and the economy as a whole, and which may have an adverse effect on our business, financial condition and operating results in the future. We have offices and a significant number of employees in the San Francisco Bay Area, a region known for seismic activity. Additionally, despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our data centers could result in lengthy interruptions in our services. In addition, our employees, offices, and infrastructure have recently been the subject of increased threats by extremists. Acts of terrorism and other geo-political unrest, including the ongoing war in Ukraine, could cause disruptions in our business. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We have implemented a disaster recovery program, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, we do not currently serve network traffic equally from each data center, so if our primary data center shuts down, there will be a period of time that our products or services, or certain of our products or services, will remain inaccessible or people may experience severe issues accessing our products and services. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services. Any such natural disaster or man-made problem could adversely impact our business, financial condition and operating results.

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
Our Innovator’s Patent Agreement (IPA) also can limit our ability to prevent infringement of our patents. In May 2013, we implemented the IPA, which we enter into with our employees and consultants, including our founders. The IPA, which applies to our current and future patents, allows us to assert our patents defensively. The IPA also allows us to assert our patents offensively with the permission of the inventors of the applicable patent. Under the IPA, an assertion of claims is considered to be for a defensive purpose if the claims are asserted: (i) against an entity that has filed, maintained, threatened or voluntarily participated in a patent infringement lawsuit against us or any people on Twitter, or any of our affiliates, customers, suppliers or distributors; (ii) against an entity that has used its patents offensively against any other party in the past ten years, so long as the entity has not instituted the patent infringement lawsuit defensively in response to a patent litigation threat against the entity; or (iii) otherwise to deter a patent litigation threat against us or people on Twitter, or any of our affiliates, customers, suppliers or distributors. In addition, the IPA provides that the above limitations apply to any future owner or exclusive licensee of any of our patents, which could limit our ability to sell or license our patents to third parties. In this case, while we may be able to claim protection of our intellectual property under other rights (such as trade secrets or contractual obligations with our employees not to disclose or use confidential information), we may be unable to assert our patent rights against third parties that we believe are infringing our patents, even if such third parties are developing products and services that compete with our products and services. For example, in the event that an inventor of one of our patents goes to work for another company and that company uses the inventor’s patented invention to compete with us, we would not be able to assert that patent against such other company unless the assertion of the patent right is for a defensive purpose since it would be unlikely the employee would consent to offensive use of the patent against his or her current employer. In such event, we would need to rely on trade secret protection or the contractual obligation of the inventor to us not to disclose or use our confidential information. In addition, the terms of the IPA could affect our ability to monetize our intellectual property portfolio.
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

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy or data protection rights of the people on Twitter and others. While we strive to comply with applicable laws and regulations relating to privacy, data protection and cybersecurity, our privacy policies and other obligations we may have with respect to privacy, data protection and cybersecurity, the failure or perceived failure to comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, the California Consumer Privacy Act (CCPA) requires, among other things, covered companies to provide disclosures to California consumers and afford such consumers the ability to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Additionally, the California Privacy Rights Act (CPRA) created obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), a comprehensive privacy statute that becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (CPA), which takes effect on July 1, 2023. Utah enacted the Utah Consumer Privacy Act (UCPA), on March 24, 2022, which takes effect on December 31, 2023. The CDPA, CPA, and UCPA share similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of the CCPA, the CPRA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Moreover, foreign data protection, privacy, cybersecurity, and other laws and regulations are often more restrictive or burdensome than those in the United States. For example, the GDPR imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we have historically relied upon a variety of legal bases to transfer certain personal information outside of the European Economic Area (EEA), including the EU-U.S. Privacy Shield Framework, the Swiss-U.S. Privacy Shield Framework, and EU Standard Contractual Clauses (SCCs). These legal bases all have been, and may be, the subject of legal challenges and on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield framework and imposed additional obligations on companies when relying on the SCCs. The Swiss-U.S. Privacy Shield framework subsequently was invalidated by the Swiss Federal Data Protection and Information Commissioner. These developments may result in different EEA data protection regulators applying differing standards for, or require ad hoc verification of measures taken with respect to, certain data flows. The CJEU’s decision, the European Commission’s issuance of new SCCs in June 2021, the use of which was required in connection with new contracts and new personal data processing operations as of September 27, 2021, the UK’s issuance of its own new standard contractual clauses that became effective on March 21, 2022, and which are required to be used for new contracts as of September 21, 2022, continued guidance from the European Commission and European Data Protection Board (EDPB), and other developments with regard to cross-border data transfers may require us to take additional steps to legitimize impacted personal data transfers, and we may find it necessary or desirable to modify our data handling practices in connection with these or future legal challenges or other developments relating to cross-border data transfers. This could result in additional contractual negotiations and increased costs of compliance and limitations on our customers, vendors, and us. This CJEU decision and related developments, or future legal challenges or other developments, also could result in us being required to implement duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or could limit our ability to collect or process personal information in Europe, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged. Moreover, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (ePrivacy Regulation), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. Additionally, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release stating that the French data protection authority had issued a similar decision. Other data protection authorities in the EU increasingly are focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition and operating results.

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
Legislative changes in the United States, at both the federal and state level, could impose new obligations in areas such as moderation of content posted on our platform by third parties, including with respect to requests for removal based on claims of copyright. Further, there are various Executive and Congressional efforts to restrict the scope of the protections from legal liability for content moderation decisions and third-party content posted on online platforms that are currently available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for content moderation decisions and third-party content posted on our platform in the United States could decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs. Additionally, recent amendments to U.S. patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement. Import and export control regulations in the United States and other countries are also subject to change and uncertainty, including as a result of geopolitical developments and relations between the United States and China, the United States and Russia, and the ongoing war in Ukraine.
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
In March 2011, to resolve an investigation into various incidents, we entered into a consent order with the FTC that, among other things, required us to establish an information security program designed to protect non-public consumer information and also requires that we obtain biennial independent security assessments. The obligations under the consent order remain in effect until the later of March 2, 2031, or the date 20 years after the date, if any, on which the U.S. government or the FTC files a complaint in federal court alleging any violation of the order. We expect to continue to be the subject of regulatory inquiries, investigations and audits in the future by the FTC and other regulators around the world. Violation of existing or future regulatory orders, settlements or consent decrees could subject us to substantial fines, penalties and costs that would adversely impact our financial condition and operating results. For example, on July 28, 2020, we received a draft complaint from the FTC alleging violations of the 2011 consent order with the FTC and the FTC Act. The allegations relate to our use of phone number and/or email address data provided for safety and security purposes for targeted advertising during periods between 2013 and 2019. In March 2022, we and the FTC agreed in principle upon a penalty of $150.0 million and we deposited this amount into escrow from cash on hand.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act), and the listing standards of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
In 2018, we issued $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024 (the 2024 Notes). In 2019, we issued $700.0 million in aggregate principal amount of 3.875% senior notes due 2027 (the 2027 Notes). In 2020, we issued $1.0 billion in aggregate principal amount of 0.375% convertible senior notes due 2025 (the 2025 Notes). In March 2021, we issued $1.44 billion in aggregate principal amount of 0% convertible senior notes due 2026 (the 2026 Notes). In February 2022, we issued $1.0 billion in aggregate principal amount of 5.000% senior notes due 2030 (the 2030 Notes). We refer to the 2024 Notes, the 2025 Notes, and the 2026 Notes as the Convertible Notes. We refer to the 2027 Notes and the 2030 Notes as the Senior Notes. We refer to the Convertible Notes and the Senior Notes as the Notes. As of March 31, 2022, we had $5.29 billion in aggregate principal amount of outstanding Notes. As of March 31, 2022, we also had an undrawn unsecured revolving credit facility providing for loans in the aggregate principal amount of $500.0 million.
Our debt obligations could adversely impact us. For example, these obligations could:
•require us to use a substantial portion of our cash flow from operations to pay principal and interest on debt, including the Notes, or to repurchase our Notes when required upon the occurrence of certain change of control events or otherwise pursuant to the terms thereof, including in connection with the merger, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, and other business activities;
•require us to use cash and/or issue shares of our common stock to settle any conversion obligations of the Convertible Notes;
•result in certain of our debt instruments, including the Notes, being accelerated or being deemed to be in default if certain terms of default are triggered, such as applicable cross payment default and/or cross-acceleration provisions;
•adversely impact our credit rating, which could increase future borrowing costs;
•limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements;
•restrict our ability to create or incur liens and enter into sale-leaseback financing transactions;
•increase our vulnerability to adverse economic and industry conditions;
•with respect to indebtedness other than the Notes, increase our exposure to interest rate risk from variable rate indebtedness;
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
In February 2022, we announced that our board of directors authorized the repurchase of up to $4.0 billion of our common stock, replacing our previously authorized $2.0 billion program from 2020. As part of the new program, we entered into a $2.0 billion accelerated share repurchase on February 10, 2022.
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
In addition, in April 2022, we implemented a stockholder rights plan (the Rights Agreement), also called a “poison pill,” that may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to acquire us without the consent of our board of directors. We amended the stockholder rights plan in order to prevent the approval, execution, delivery or performance of the Merger Agreement, or the consummation prior to the termination of the Merger Agreement of the merger or any of the other transactions contemplated by the Merger Agreement in accordance with its terms, from, among other things, (i) resulting in a Distribution Date (as defined by the Rights Agreement) or permitting the Rights (as defined by the Rights Agreement) to be exercised or exchanged, and (ii) causing Parent, Acquisition Sub or their respective affiliates to be deemed an Acquiring Person (as defined by the Rights Agreement) for any purpose under the Rights Agreement.
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
The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:
•perceptions regarding the merger, the pendency of the merger, and the failure to complete the merger may adversely affect our business, financial condition, operating results and stock price;
•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, including related to the COVID-19 pandemic and the war in Ukraine;
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
January 1 - 31	1,402	$37.80	1,402	$766
February 1 - 28	38,266	$37.07	38,266	$2,000
March 1 - 31	—	$—	—	$2,000
Total	39,668		39,668

(1)In February 2022, our board of directors authorized a new $4.0 billion share repurchase program (referred to as the 2022 Repurchase Program), which became effective immediately and replaced the $2.0 billion program that our board of directors authorized in March 2020 (referred to as the 2020 Repurchase Program). Prior to the adoption of the 2022 Repurchase Program, pursuant to the 2020 Repurchase Program repurchases were made, and now, pursuant to the 2022 Repurchase Program, repurchases may be made from time to time through open market purchases or through privately negotiated transactions, under trading plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. In connection with the 2022 Repurchase Program, we entered into accelerated share repurchase agreements (the ASR Agreements) to repurchase $2.0 billion of our common stock as part of our share repurchase program. The amount purchased in February 2022 includes an initial delivery of approximately 37.8 million shares of the Company’s common stock pursuant to a $2.0 billion prepayment under the ASR Agreements. $600.0 million of the prepayment was evaluated as an unsettled forward contract, classified within stockholders’ equity. Under the terms of the ASR Agreements, the remaining shares, if any, are expected to be delivered in the third quarter of 2022. The number of shares that the Company will ultimately repurchase will be determined based on the volume-weighted average price of the Company’s common stock over the term of the ASR Agreements, less an agreed upon discount. The amount purchased in February 2022 also includes approximately 510,000 shares of the Company's common stock purchased pursuant to the 2020 Repurchase Program. The approximate dollar value of shares that may yet be purchased under the program for the February and March periods is net of the full prepayment amount under the ASR Agreements. The 2022 Repurchase Program does not obligate us to acquire any particular amount of our common stock and may be suspended at any time at our discretion. The 2022 Repurchase Program does not have an expiration date. Please refer to Note 13 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(2)Average price paid per share includes costs associated with the repurchases.

Item 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated April 25, 2022, by and among Twitter, Inc., X Holdings I, Inc., X Holdings II, Inc., and, solely for the purposes of certain sections, Elon R. Musk.*	8-K	001-36164	2.1	April 26, 2022
3.1	Amended and Restated Bylaws of Twitter, Inc.	10-K	001-36164	3.2	February 16, 2022
3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	001-36164	3.1	April 18, 2022
4.1	Indenture, dated as of February 25, 2022, by and between Twitter, Inc. and U.S. Bank Trust Company, National Association, as Trustee (5.000% Senior Notes due 2030).	8-K	001-36164	4.1	February 25, 2022
4.2	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.1).	8-K	001-36164	4.2	February 25, 2022
4.3	Preferred Stock Rights Agreement, dated as of April 15, 2022, by and between Twitter, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	001-36164	4.1	April 18, 2022
4.4	Amendment No. 1 to Preferred Stock Rights Agreement, dated as of April 25, 2022, by and between Twitter, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	001-36164	4.2	April 26, 2022
10.1	Purchase Agreement, dated as of February 23, 2022, between Twitter, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers listed in Schedule I thereto.	8-K	001-36164	10.1	February 25, 2022
10.2	Form of Accelerated Share Repurchase Agreement.	8-K	001-36164	1.01	February 11, 2022
10.3	Amendment No. 2, dated as of February 9, 2022, to the Credit Agreement, dated as of August 7, 2018, among Twitter, Inc., the lenders from time to time thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36164	1.02	February 11, 2022
10.4	Letter Agreement, dated as of April 4, 2022, among Twitter, Inc. and Elon Musk.	8-K	001-36164	10.1	April 5, 2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†     The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Twitter, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing

* Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Twitter will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. Twitter may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TWITTER, INC.
Date: May 2, 2022	By:	/s/ Parag Agrawal
Parag Agrawal Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2022	By:	/s/ Ned Segal
Ned Segal Chief Financial Officer (Principal Financial Officer)