Form 10-Q
period 2022-06-30
TWITTER, INC.
filed 2022-07-26
CIK 1418091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of July 22, 2022 was 765,246,152.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our proposed acquisition by entities affiliated with Elon Musk, including our expectations regarding the timing and completion thereof, the purported termination of the merger agreement and litigation between Twitter and Mr. Musk and his affiliates, including our litigation commenced against Mr. Musk and certain of his affiliates to cause them to specifically perform their obligations under the merger agreement and consummate the closing in accordance with the terms of the merger agreement, as well as general business uncertainty relating to the pending transaction;
•our ability to attract and retain people on Twitter and increase their level of engagement, including ad engagement, and its impact on revenue;
•our expectations regarding our revenue growth, including the impact of COVID-19, the macroeconomic environment, including rising inflation and interest rates, Apple’s App Tracking Transparency policy, the war in Ukraine, and our cost and expenses;
•our expectations regarding our monetizable daily active usage or users (mDAU), mDAU growth and growth rates and related opportunities, as well as the continued usage of our website and mobile applications, including the impact of seasonality;
•our plans regarding top priorities, including health and safety and our expectations regarding the impact of health and safety measures on our reported metrics, policies, enforcement and preventing manipulation of our platform;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows or prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
The numbers of mDAU presented in this Quarterly Report on Form 10-Q are based on internal company data. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement across our large number of total accounts around the world. Furthermore, our metrics may be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on the service, inclusive of spam, malicious automation, and fake accounts. For example, there are a number of false or spam accounts in existence on our platform. We have performed an internal review of a sample of accounts and estimate that the average of false or spam accounts during the second quarter of 2022 represented fewer than 5% of our mDAU during the quarter. The false or spam accounts for a period represents the average of false or spam accounts in the samples during each monthly analysis period during the quarter. In making this determination, we applied significant judgment, so our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU and have made improvements in our spam detection capabilities that have resulted in the suspension of a large number of spam, malicious automation, and fake accounts. We intend to continue to make such improvements. After we determine an account is spam, malicious automation, or fake, we stop counting it in our mDAU, or other related metrics. We also treat multiple accounts held by a single person or organization as multiple mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TWITTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,680,596	$2,186,549
Short-term investments	3,440,147	4,207,133
Accounts receivable, net of allowance for doubtful accounts of $13,459 and $15,278	972,591	1,217,404
Prepaid expenses and other current assets	180,247	266,484
Assets held for sale	—	40,800
Total current assets	7,273,581	7,918,370
Property and equipment, net	2,175,290	2,082,160
Operating lease right-of-use assets	1,372,465	1,195,124
Intangible assets, net	52,643	69,324
Goodwill	1,303,438	1,301,520
Deferred tax assets, net	997,900	1,148,573
Other assets	403,970	344,445
Total assets	$13,579,287	$14,059,516
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$153,092	$203,171
Accrued and other current liabilities	676,189	918,350
Operating lease liabilities, short-term	187,982	222,346
Total current liabilities	1,017,263	1,343,867
Convertible notes, long-term	3,563,136	3,559,023
Senior notes, long-term	1,683,713	693,996
Operating lease liabilities, long-term	1,282,393	1,071,209
Deferred and other long-term tax liabilities, net	41,190	40,691
Other long-term liabilities	59,111	43,531
Total liabilities	7,646,806	6,752,317
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.000005 par value-- 200,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.000005 par value-- 5,000,000 shares authorized; 770,978 and 799,384 shares issued and outstanding	4	4
Additional paid-in capital	7,096,599	8,432,112
Treasury stock, at cost-- 0 and 120 shares	—	(5,295)
Accumulated other comprehensive loss	(200,456)	(117,320)
Accumulated deficit	(963,666)	(1,002,302)
Total stockholders' equity	5,932,481	7,307,199
Total liabilities and stockholders' equity	$13,579,287	$14,059,516

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$1,176,660	$1,190,427	$2,377,644	$2,226,445
Costs and expenses
Cost of revenue	540,676	416,932	1,048,126	797,940
Research and development	454,859	299,859	826,554	550,568
Sales and marketing	308,301	301,902	608,110	536,494
General and administrative	216,586	141,482	366,449	259,009
Total costs and expenses	1,520,422	1,160,175	2,849,239	2,144,011
Income (loss) from operations	(343,762)	30,252	(471,595)	82,434
Interest expense	(23,342)	(13,893)	(38,786)	(27,078)
Interest income	13,595	9,202	21,557	20,203
Other income, net	17,616	55,739	11,110	55,745
Gain (loss) on sale of asset group	(11)	—	970,463	—
Income (loss) before income taxes	(335,904)	81,300	492,749	131,304
Provision (benefit) for income taxes	(65,897)	15,651	249,470	(2,350)
Net income (loss)	$(270,007)	$65,649	$243,279	$133,654
Net income (loss) per share:
Basic	$(0.35)	$0.08	$0.31	$0.17
Diluted	$(0.35)	$0.08	$0.30	$0.16
Numerator used to compute net income (loss) per share:
Basic	$(270,007)	$65,649	$243,279	$133,654
Diluted	$(270,007)	$68,501	$246,934	$138,896
Weighted-average shares used to compute net income (loss) per share:
Basic	766,837	796,472	772,911	795,992
Diluted	766,837	869,180	835,661	870,622

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(270,007)	$65,649	$243,279	$133,654
Other comprehensive income (loss), net of tax:
Change in unrealized loss on investments in available-for-sale securities	(9,885)	(3,791)	(42,062)	(14,809)
Change in foreign currency translation adjustment	(35,049)	11,667	(41,074)	(8,153)
Net change in accumulated other comprehensive loss	(44,934)	7,876	(83,136)	(22,962)
Comprehensive income (loss)	$(314,941)	$73,525	$160,143	$110,692

The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance, beginning of period	763,578	$4	798,083	$4	799,384	$4	796,000	$4
Issuance of common stock in connection with RSU vesting	6,016	—	4,247	—	10,137	—	8,647	—
Issuance of common stock in connection with acquisitions	27	—	—	—	27	—	—	—
Issuance of restricted stock in connection with acquisitions accounted for as stock-based compensation	74	—	31	—	74	—	69	—
Exercise of stock options	20	—	1	—	25	—	524	—
Issuance of common stock upon purchases under employee stock purchase plan	1,555	—	1,539	—	1,555	—	1,539	—
Shares withheld related to net share settlement of equity awards	(197)	—	(88)	—	(311)	—	(243)	—
Repurchases of common stock	—	—	(5,872)	—	(39,788)	—	(8,595)	—
Other activities	(95)	—	—	—	(125)	—	—	—
Balance, end of period	770,978	$4	797,941	$4	770,978	$4	797,941	$4
Additional paid-in capital
Balance, beginning of period	—	$6,754,093	—	$8,551,763	—	$8,432,112	—	$9,167,138
Issuance of common stock in connection with acquisitions	—	1,191	—	—	—	1,191	—	—
Exercise of stock options	—	243	—	29	—	320	—	1,986
Issuance of common stock upon purchases under employee stock purchase plan	—	49,404	—	39,531	—	49,404	—	39,531
Shares withheld related to net share settlement of equity awards	—	(8,951)	—	(4,928)	—	(13,141)	—	(15,497)
Stock-based compensation	—	300,619	—	205,134	—	499,829	—	330,533
Purchase of convertible note hedge	—	—	—	—	—	—	—	(213,469)
Tax related to purchase of convertible note hedge	—	—	—	—	—	—	—	49,262
Issuance of warrants	—	—	—	—	—	—	—	161,144
Repurchases of common stock	—	—	—	(333,812)	—	(1,273,116)	—	(495,364)
Purchase of forward contract under accelerated share repurchase agreements	—	—	—	—	—	(600,000)	—	—
Cumulative-effect adjustment from adoption of new accounting standard	—	—	—	—	—	—	—	(567,547)
Balance, end of period	—	$7,096,599	—	$8,457,717	—	$7,096,599	—	$8,457,717
Treasury stock
Balance, beginning of period	—	$—	83	$(5,297)	120	$(5,295)	98	$(5,297)
Retirement of treasury stock	—	—	(83)	5,297	(120)	5,295	(181)	10,594
Repurchases of common stock	—	—	77	(5,298)	—	—	160	(10,595)
Balance, end of period	—	$—	77	$(5,298)	—	$—	77	$(5,298)
Accumulated other comprehensive loss
Balance, beginning of period	—	$(155,522)	—	$(96,932)	—	$(117,320)	—	$(66,094)
Other comprehensive income (loss)	—	(44,934)	—	7,876	—	(83,136)	—	(22,962)
Balance, end of period	—	$(200,456)	—	$(89,056)	—	$(200,456)	—	$(89,056)
Accumulated deficit
Balance, beginning of period	—	$(693,659)	—	$(712,888)	—	$(1,002,302)	—	$(1,125,669)
Repurchases of common stock	—	—	—	—	—	(204,643)	—	—
Cumulative-effect adjustment from adoption of new accounting standard	—	—	—	—	—	—	—	344,776
Net income (loss)	—	(270,007)	—	65,649	—	243,279	—	133,654
Balance, end of period	—	$(963,666)	—	$(647,239)	—	$(963,666)	—	$(647,239)
Total stockholders' equity	770,978	$5,932,481	798,018	$7,716,128	770,978	$5,932,481	798,018	$7,716,128
The accompanying notes are an integral part of these consolidated financial statements.

TWITTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$243,279	$133,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	333,571	265,864
Stock-based compensation expense	459,453	289,075
Bad debt expense	(312)	391
Deferred income taxes	131,148	(23,017)
Gain on investments in privately-held companies	(22,600)	(51,894)
Gain on sale of asset group	(970,463)	—
Other adjustments	945	1,467
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	228,579	88,969
Prepaid expenses and other assets	19,028	(44,520)
Operating lease right-of-use assets	132,721	104,049
Accounts payable	(88,205)	2,818
Accrued and other liabilities	(178,045)	99,243
Operating lease liabilities	(133,312)	(93,948)
Net cash provided by operating activities	155,787	772,151
Cash flows from investing activities
Purchases of property and equipment	(317,670)	(460,376)
Proceeds from sales of property and equipment	3,332	4,837
Purchases of marketable securities	(1,643,930)	(2,165,696)
Proceeds from maturities of marketable securities	1,766,296	2,084,537
Proceeds from sales of marketable securities	590,592	1,092,794
Purchases of investments in privately-held companies	(6,536)	(31,497)
Proceeds from sale of asset group	1,050,000	—
Investments in Finance Justice Fund	(30,500)	(22,700)
Business combinations, net of cash acquired	(9,379)	(22,937)
Other investing activities	—	(8,385)
Net cash provided by investing activities	1,402,205	470,577
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	1,437,500
Proceeds from issuance of senior notes	1,000,000	—
Purchases of convertible note hedges	—	(213,469)
Proceeds from issuance of warrants concurrent with note hedges	—	161,144
Debt issuance costs	(11,270)	(16,769)
Repurchases of common stock	(2,077,759)	(495,364)
Taxes paid related to net share settlement of equity awards	(13,141)	(15,497)
Payments of finance lease obligations	—	(565)
Proceeds from exercise of stock options	320	1,986
Proceeds from issuances of common stock under employee stock purchase plan	49,404	39,531
Net cash provided by (used in) financing activities	(1,052,446)	898,497
Net increase in cash, cash equivalents and restricted cash	505,546	2,141,225
Foreign exchange effect on cash, cash equivalents and restricted cash	(11,652)	(3,999)
Cash, cash equivalents and restricted cash at beginning of period	2,210,685	2,011,276
Cash, cash equivalents and restricted cash at end of period	$2,704,579	$4,148,502
Supplemental disclosures of non-cash investing and financing activities
Changes in accrued property and equipment purchases	$49,632	$138,257
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$2,680,596	$4,125,595
Restricted cash included in prepaid expenses and other current assets	7,943	3,286
Restricted cash included in other assets	16,040	19,621
Total cash, cash equivalents and restricted cash	$2,704,579	$4,148,502
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
Proposed Transaction with Elon Musk
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
Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (1) approval of the Merger Agreement by the Company’s stockholders; (2) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which occurred on June 2, 2022, and clearance under the antitrust and foreign investment laws of the United States and certain non-United States jurisdictions; and (3) the absence of any law or order by a governmental authority of the United States or certain non-United States jurisdictions that has the effect of rendering illegal or prohibiting the consummation of the Merger, or causing the Merger to be rescinded following the completion thereof. As of July 13, 2022, all required regulatory clearances and approvals have been obtained, and stockholder approval of the Merger Agreement is the only remaining approval or regulatory condition to consummating the closing of the Merger under the Merger Agreement. The exact timing of completion of the Merger, if at all, cannot be predicted because the Merger is subject to ongoing litigation, adoption of the Merger Agreement by our stockholders and the satisfaction of the other remaining closing conditions.

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
In addition to the foregoing termination rights, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by October 24, 2022 (the Termination Date). The Termination Date will be extended for six months if the closing conditions related to applicable antitrust and foreign investment clearances and the absence of any applicable law or order making illegal or prohibiting the Merger have not been satisfied as of such date. In addition, if a party to the Merger Agreement brings litigation to enforce the performance of the Merger Agreement, the Termination Date will be extended to (i) the 20th business day following the resolution of such litigation or (ii) such other time period established by the court in such litigation.

On July 8, 2022, representatives of Mr. Musk delivered a notice purporting to terminate the Merger Agreement. Twitter believes that Mr. Musk’s purported termination is invalid and wrongful, and the Merger Agreement remains in effect. On July 12, 2022, Twitter commenced litigation against Mr. Musk, Parent and Acquisition Sub to cause them to perform their obligations under the Merger Agreement and consummate the closing in accordance with the terms of the Merger Agreement. On July 19, 2022, the Delaware Court of Chancery granted Twitter’s motion to expedite proceedings and scheduled a five day trial to begin in October 2022.

Other than transaction expenses associated with the proposed Merger of $33.1 million for the three and six months ended June 30, 2022, the terms of the Merger Agreement did not impact the Company's consolidated financial statements.
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from the Company’s estimates due to risks and uncertainties, including uncertainty in the current economic environment. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that are of significance or potential significance to the Company.
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
Revenue by geography is based on the billing address of the customers. The following tables set forth revenue by services and revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by services:
Advertising services	$1,076,003	$1,053,411	$2,182,581	$1,952,251
Subscription and other (1)	100,657	137,016	195,063	274,194
Total revenue	$1,176,660	$1,190,427	$2,377,644	$2,226,445
(1) To better reflect the Company's business opportunities, including the sale of MoPub and the launch of Twitter Blue, the Company updated the name of the revenue line captioned “Data Licensing and Other Revenue” to “Subscription and Other Revenue” in the first quarter of 2022. This revenue line includes subscription revenue from the Twitter Developer Platform, Twitter Blue, and other subscription-related offerings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by geographic area:
United States	$661,278	$653,075	$1,332,778	$1,209,295
Japan	153,277	151,443	332,870	321,407
Rest of World	362,105	385,909	711,996	695,743
Total revenue	$1,176,660	$1,190,427	$2,377,644	$2,226,445
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
Deferred Revenue (Contract Liabilities)
The Company presents deferred revenue primarily within accrued and other current liabilities on the consolidated balance sheets, and there is not expected to be any material non-current contract liabilities given the Company's contracting provisions. The Company's deferred revenue balance primarily consists of cash payments due in advance of satisfying its performance obligations relating to data licensing contracts and performance obligations given to customers based on their spend relating to advertising contracts, for which the Company defers, as they represent material rights. The Company recognizes deferred revenue relating to its data licensing contracts on a straight-line basis over the period in which the Company provides data. The Company recognizes deferred revenue relating to its advertising contracts based on the amount of customer spend and the relative standalone selling price of the material rights.

The following table presents contract balances (in thousands):

	June 30, 2022	December 31, 2021
Unbilled revenue	$37,104	$44,880
Deferred revenue	$135,232	$79,414
The amount of revenue recognized in the three months ended June 30, 2022 that was included in the deferred revenue balance as of March 31, 2022 was $45.8 million. The amount of revenue recognized in the six months ended June 30, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $79.2 million. This revenue consists primarily of revenue recognized as a result of the utilization of bonus ads inventory earned by and material rights provided to customers in prior periods and the satisfaction of the Company’s performance obligations relating to data licensing contracts with advance cash payments.
The amount of revenue recognized from obligations satisfied (or partially satisfied) in prior periods was not material.
The decrease in the unbilled revenue balance from December 31, 2021 to June 30, 2022 was primarily attributable to differences between revenue recognized and amounts billed in the Company's data licensing arrangements with escalating fee structures due to recognizing such fees as revenue on a straight-line basis.
The increase in the deferred revenue balance from December 31, 2021 to June 30, 2022 was primarily due to payments received or due in advance of satisfying the Company's performance obligations relating to data licensing contracts and bonus ads inventory offered to customers during the period for meeting certain spend targets, offset by the delivery of bonus ads inventory.
Remaining Performance Obligations
As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations in contracts with an original expected duration exceeding one year is $925.5 million. This total amount primarily consists of long-term data licensing contracts and excludes deferred revenue related to the Company’s short-term advertising service arrangements. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	Remaining Performance Obligations
	Total	Remainder of 2022	2023	2024 and Thereafter
Revenue expected to be recognized on remaining performance obligations	$925,470	$175,653	$319,369	$430,448

Note 3. Cash, Cash Equivalents and Short-term Investments
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$250,642	$336,958
Money market funds	923,728	1,000,671
Corporate notes, commercial paper and certificates of deposit	1,506,226	848,920
Total cash and cash equivalents	$2,680,596	$2,186,549
Short-term investments:
U.S. government and agency securities	$206,090	$374,868
Corporate notes, commercial paper and certificates of deposit	3,232,497	3,829,123
Marketable equity securities	1,560	3,142
Total short-term investments	$3,440,147	$4,207,133
The contractual maturities of debt securities classified as available-for-sale as of June 30, 2022 were as follows (in thousands):

June 30, 2022
Due within one year	$2,469,054
Due after one year through five years	969,533
Total	$3,438,587

The following tables summarize unrealized gains and losses related to available-for-sale debt securities classified as short-term investments on the Company’s consolidated balance sheets (in thousands):

	June 30, 2022
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$211,197	$—	$(5,107)	$206,090
Corporate notes, commercial paper and certificates of deposit	3,275,401	25	(42,929)	3,232,497
Total available-for-sale debt securities classified as short-term investments	$3,486,598	$25	$(48,036)	$3,438,587

	December 31, 2021
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Estimated Fair Value
U.S. government and agency securities	$376,966	$12	$(2,110)	$374,868
Corporate notes, commercial paper and certificates of deposit	3,832,983	4,873	(8,733)	3,829,123
Total available-for-sale debt securities classified as short-term investments	$4,209,949	$4,885	$(10,843)	$4,203,991
The gross unrealized loss on available-for-sale debt securities in a continuous loss position for 12 months or longer was not material as of June 30, 2022 and December 31, 2021.
The Company evaluates whether the unrealized loss on available-for-sale debt securities is the result of the credit worthiness of the corporate notes it held, or other non-credit-related factors such as liquidity, by reviewing a number of factors such as the implied yield of the corporate note based on the market price, the nature of the invested entity's business or industry, market capitalization relative to debt, changes in credit ratings, and the market prices of the corporate notes subsequent to period end. As of June 30, 2022, the gross unrealized loss on available-for-sale debt securities was $48.0 million. The unrealized losses were not determined to be credit-related, and there were no expected credit losses related to the Company's available-for-sale debt securities. As of June 30, 2022, no allowance for credit losses in short-term investments was recorded.

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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 based on the three-tier fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$923,728	$—	$923,728
Corporate notes	—	3,520	3,520
Commercial paper	—	1,502,706	1,502,706
Short-term investments:
U.S. government and agency securities	—	206,090	206,090
Corporate notes	—	1,958,090	1,958,090
Commercial paper	—	1,003,247	1,003,247
Certificates of deposit	—	271,160	271,160
Marketable equity securities	1,560	—	1,560
Other current assets:
Foreign currency contracts	—	8,966	8,966
Total	$925,288	$4,953,779	$5,879,067
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$5,382	$5,382
Total	$—	$5,382	$5,382

	December 31, 2021
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$1,000,671	$—	$1,000,671
Commercial paper	—	843,919	843,919
Certificates of deposit	—	5,001	5,001
Short-term investments:
U.S. government and agency securities	—	374,868	374,868
Corporate notes	—	2,633,777	2,633,777
Commercial paper	—	953,103	953,103
Certificates of deposit	—	242,243	242,243
Marketable equity securities	3,142	—	3,142
Other current assets:
Foreign currency contracts	—	7,849	7,849
Total	$1,003,813	$5,060,760	$6,064,573
Liabilities
Other current liabilities:
Foreign currency contracts	$—	$2,125	$2,125
Total	$—	$2,125	$2,125

The following table sets forth the estimated fair value of the Company's convertible and senior notes outstanding as of June 30, 2022 based on the three-tier fair value hierarchy (in thousands):

	June 30, 2022
	Level 2	Level 3	Total
$1.15 billion in aggregate principal amount of 0.25% convertible senior notes due in 2024 (the 2024 Notes)	$1,131,485	$—	$1,131,485
$1.0 billion in aggregate principal amount of 0.375% convertible senior notes due in 2025 (the 2025 Notes)	—	1,127,460	1,127,460
$1.44 billion in aggregate principal amount of 0% convertible senior notes due in 2026 (the 2026 Notes)	1,284,694	—	1,284,694
$700.0 million in aggregate principal amount of 3.875% senior notes due in 2027 (the 2027 Notes)	657,125	—	657,125
$1.0 billion in aggregate principal amount of 5.000% senior notes due in 2030 (the 2030 Notes)	948,750	—	948,750
Total	$4,022,054	$1,127,460	$5,149,514
The estimated fair value of the 2024 Notes, the 2026 Notes, the 2027 Notes, and the 2030 Notes is determined based on a market approach, using the estimated or actual bids and offers of the respective notes in an over-the-counter market on the last business day of the period. The estimated fair value of the 2025 Notes is determined based on a binomial model, using inputs including risk free rate, volatility and discount yield. Refer to Note 11 - Convertible Notes and Senior Notes for further details on the Notes.
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
The Company recognizes these derivative instruments as either assets or liabilities on the consolidated balance sheets at fair value based on a Level 2 valuation. The Company records changes in the fair value (i.e., gains or losses) of the derivatives in other income (expense), net in the consolidated statements of operations. The notional principal of foreign currency contracts outstanding was equivalent to $653.2 million and $910.5 million as of June 30, 2022 and December 31, 2021, respectively.
The fair values of outstanding derivative instruments for the periods presented on a gross basis are as follows (in thousands):

	Balance Sheet Location	June 30, 2022	December 31, 2021
Assets
Foreign currency contracts not designated as hedging instruments	Other current assets	$8,966	$7,849
Liabilities
Foreign currency contracts not designated as hedging instruments	Other current liabilities	$5,382	$2,125
The Company recognized $2.0 million and $5.9 million of net losses on its foreign currency contracts in the three and six months ended June 30, 2022, respectively. The Company recognized $5.3 million and $3.2 million of net gains on its foreign currency contracts in the three and six months ended June 30, 2021, respectively.

Note 5. Property and Equipment, Net
The following tables set forth property and equipment, net by geographic area for the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Property and equipment, net:
United States	$2,127,483	$2,038,597
International	47,807	43,563
Total property and equipment, net	$2,175,290	$2,082,160
Note 6. Operating Leases
The Company has operating leases primarily for office space and data center facilities. The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $322.4 million and $330.5 million in the six months ended June 30, 2022 and 2021, respectively.
Future lease payments under operating leases and sublease income as of June 30, 2022 were as follows (in thousands):

	Operating Leases	Sublease Income
Year Ending December 31,
Remainder of 2022	$117,622	$(1,944)
2023	239,018	(3,303)
2024	239,382	(1,844)
2025	234,725	(140)
2026	212,758	—
Thereafter	725,631	—
Total future lease payments (receipts)	1,769,136	$(7,231)
Less: leases not yet commenced	(81,132)
Less: imputed interest	(217,629)
Total operating lease liabilities	$1,470,375
Reconciliation of operating lease liabilities as shown on the consolidated balance sheets
Operating lease liabilities, short-term	$187,982
Operating lease liabilities, long-term	1,282,393
Total operating lease liabilities	$1,470,375
There were no other material changes in the Company's operating leases in the three and six months ended June 30, 2022, as compared to the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 7. Goodwill and Intangible Assets
The following table presents the goodwill activities for the periods presented (in thousands):

Goodwill
Balance as of December 31, 2021	$1,301,520
Acquisition	13,186
Other	(11,268)
Balance as of June 30, 2022	$1,303,438
For each of the periods presented, gross goodwill balance equaled the net balance since no impairment charges have been recorded.
The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2022:
Patents and developed technologies	$107,823	$(70,357)	$37,466
Assembled workforce	23,500	(8,323)	15,177
Total	$131,323	$(78,680)	$52,643
December 31, 2021:
Patents and developed technologies	$106,261	$(57,988)	$48,273
Assembled workforce	23,500	(2,449)	21,051
Total	$129,761	$(60,437)	$69,324
Amortization expense associated with intangible assets was $8.6 million and $11.7 million for the three months ended June 30, 2022 and 2021, respectively, and $18.2 million and $19.8 million for the six months ended June 30, 2022 and 2021, respectively.
Estimated future amortization expense as of June 30, 2022 is as follows (in thousands):

Remainder of 2022	$13,370
2023	19,988
2024	7,194
2025	2,683
2026	2,410
Thereafter	6,998
Total	$52,643

Note 8. Accrued and Other Current Liabilities
The following table presents the detail of accrued and other current liabilities for the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$186,962	$325,113
Deferred revenue	130,524	78,541
Accrued professional services	67,891	41,321
Accrued operations and engineering costs	55,485	55,682
Accrued tax liabilities	47,747	47,830
Accrued publisher, content and ad network costs	36,026	45,025
Federal Trade Commission accrual (see Note 15)	—	150,000
Accrued other	151,554	174,838
Total	$676,189	$918,350

Note 9. Acquisitions and Investments in Privately-Held Companies
2022 Acquisitions
During the six months ended June 30, 2022, the Company made one acquisition, which was accounted for as a business combination. The total purchase price for this acquisition was $12.8 million, which was allocated as follows: $1.6 million to developed technologies, $2.0 million to net liabilities assumed based on their estimated fair value on the acquisition date, and the excess $13.2 million of the purchase price over the fair value of net assets acquired to goodwill. The goodwill from the acquisition is mainly attributable to expected synergies and other benefits. The goodwill is not tax deductible. Developed technologies will be amortized on a straight-line basis over their estimated useful lives of three years.
The results of operations for this acquisition has been included in the Company’s consolidated statements of operations since the date of acquisition. Actual and pro forma revenue and results of operations for the acquisition has not been presented because they do not have a material impact on the consolidated results of operations.
Investments in Privately-Held Companies
The Company makes strategic investments in privately-held companies that primarily consist of non-marketable equity securities without readily determinable fair values. The Company evaluates each investee to determine if the investee is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. The Company has determined, as of June 30, 2022, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements. The Company’s non-marketable equity securities had a combined carrying value of $237.3 million and $207.4 million as of June 30, 2022 and December 31, 2021, respectively. The maximum loss the Company can incur for its investments is their carrying value.
The Company periodically evaluates the carrying value of its investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. No impairment charges were recorded in the three and six months ended June 30, 2022 and 2021. The Company records adjustments for the difference between the fair value and carrying value of its investments in privately-held companies resulting from observable price changes in orderly transactions for identical or similar investments. In the three and six months ended June 30, 2022, the Company recorded an upward adjustment (unrealized gain) of $22.6 million on its investment in a privately held-company in other income (expense), net in the consolidated statements of operations. In the three and six months ended June 30, 2021, the Company recorded an upward adjustment (unrealized gain) of $36.0 million on its investment in a privately-held company in other income (expense), net in the consolidated statements of operations. As of June 30, 2022, the Company recorded cumulative upward adjustments of $108.3 million on its investments in privately-held companies.

Note 10. Sale of Asset Group
On January 1, 2022, the Company completed the sale of certain assets that comprised its MoPub business to AppLovin Corporation for a total consideration of $1.05 billion in cash. The assets sold, which were classified as assets held for sale on the consolidated balance sheets as of December 31, 2021, consisted only of goodwill. No liabilities were transferred in the transaction. The Company recorded a pre-tax gain of $970.5 million on the sale of its MoPub asset group in the consolidated statements of operations in the six months ended June 30, 2022. The gain represents the excess of the proceeds from the sale less the carrying value of the net assets sold and closing and transition service costs. The sale of MoPub enables the Company to focus on key areas of the business, including performance-based advertising, small and medium-sized business offerings, and commerce initiatives on Twitter. The sale did not represent a strategic shift that would have a major effect on the Company's operations and financial results, and therefore did not qualify for reporting as a discontinued operation.
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
If the Company experiences a change of control triggering event (as defined in the indenture governing the applicable series of Senior Notes), the Company must offer to repurchase such Senior Notes at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. A change of control triggering event occurs when a change of control (as defined in the indenture governing the applicable Senior Notes), including the Merger, occurs accompanied or followed by a downgrade of the rating by each of Moody’s Investors Service, Inc. and S&P Global Ratings of the applicable series of Senior Notes between the first public announcement of such change of control and ends on the 60th day following consummation of such change of control.
Pursuant to the terms of the Merger Agreement, the Company is required to use its commercially reasonable best efforts to, solely at Parent’s expense, cause the payoff, redemption, defeasance, discharge or other satisfaction of the Senior Notes on or subsequent to the effective time of the Merger.
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
2)during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the applicable series of Convertible Notes) per $1,000 principal amount of such series of Convertible Notes for each trading day of the applicable measurement period was less than 98% of the product of the last reported sale price of Twitter’s common stock and the conversion rate for the applicable series of Convertible Notes on each such trading day; or
3)upon the occurrence of certain specified corporate events, including fundamental changes (as defined in the indenture governing the applicable series of Convertible Notes) such as the Merger.
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

Concurrent with the offering of the 2024 Notes and 2026 Notes, the Company entered into convertible note hedge transactions with certain bank counterparties whereby the Company has the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 20.1 million shares of its common stock at a price of approximately $57.14 per share for the 2024 Notes, and a total of approximately 11.1 million shares of its common stock at a price of approximately $130.03 per share for the 2026 Notes. The total cost of the convertible note hedge transactions was $268.0 million and $213.5 million for the 2024 Notes and the 2026 Notes, respectively. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 20.1 million shares of the Company’s common stock at an initial strike price of $80.20 per share for the 2024 Notes and a total of approximately 11.1 million shares of the Company’s common stock at a price of $163.02 per share for the 2026 Notes. The Company received $186.8 million and $161.1 million in cash proceeds from the sale of these warrants in connection with the 2024 Notes and 2026 Notes offerings, respectively.
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2024 Notes and 2026 Notes and to effectively increase the overall conversion price from $57.14 to $80.20 per share for the 2024 Notes and from $130.03 to $163.02 per share for the 2026 Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheets as of June 30, 2022.
Convertible Notes and Senior Notes
The Notes consisted of the following (in thousands):

	June 30, 2022
	2024 Notes	2025 Notes	2026 Notes	2027 Notes	2030 Notes
Principal amounts:
Principal	$1,150,000	$1,000,000	$1,437,500	$700,000	$1,000,000
Unamortized debt discount and issuance costs	(4,034)	(7,951)	(12,379)	(5,506)	(10,781)
Net carrying amount	$1,145,966	$992,049	$1,425,121	$694,494	$989,219

	December 31, 2021
	2024 Notes	2025 Notes	2026 Notes	2027 Notes
Principal amounts:
Principal	$1,150,000	$1,000,000	$1,437,500	$700,000
Unamortized debt discount and issuance costs	(5,052)	(9,399)	(14,026)	(6,004)
Net carrying amount	$1,144,948	$990,601	$1,423,474	$693,996

In the three and six months ended June 30, 2022, the effective interest rate for the 2030 Notes was 5.24%. In the three and six months ended June 30, 2022, the effective interest rate for the 2024 Notes, 2025 Notes, 2026 Notes, and 2027 Notes was 0.43%, 0.67%, 0.23%, and 4.08%. In the three and six months ended June 30, 2021, the effective interest rate for the 2024 Notes, 2025 Notes, 2026 Notes, and 2027 Notes was 0.43%, 0.67%, 0.23%, and 4.08%. During the three months ended June 30, 2022 and 2021, the Company recognized $2.7 million and $2.9 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest. During the six months ended June 30, 2022 and 2021, the Company recognized $5.1 million and $5.1 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest. During the three months ended June 30, 2022 and 2021, the Company recognized $21.0 million and $10.9 million, respectively, of coupon interest expense. During the six months ended June 30, 2022 and 2021, the Company recognized $34.3 million and $21.6 million, respectively, of coupon interest expense. Future interest payments associated with the Notes total $567.1 million, with $42.7 million payable during the remainder of the year ending December 31, 2022.
As of June 30, 2022, the remaining life of the 2024 Notes, the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2030 Notes is approximately 23 months, 32 months, 44 months, 65 months, and 92 months, respectively.

The following table summarizes the aggregate future principal payments on the Company’s Notes as of June 30, 2022 (in thousands):

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
The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net income (loss) per share:
Numerator
Net income (loss)	$(270,007)	$65,649	$243,279	$133,654
Denominator
Weighted-average common shares outstanding	768,218	798,451	774,261	798,061
Weighted-average restricted stock subject to repurchase	(1,381)	(1,979)	(1,350)	(2,069)
Weighted-average shares used to compute basic net income (loss) per share	766,837	796,472	772,911	795,992
Basic net income (loss) per share	$(0.35)	$0.08	$0.31	$0.17
Diluted net income (loss) per share:
Numerator
Net income (loss)	$(270,007)	$65,649	$243,279	$133,654
Interest expense on convertible notes, net of tax	—	2,852	3,655	5,242
Numerator used to compute diluted net income (loss) per share	(270,007)	68,501	246,934	138,896
Denominator
Number of shares used in basic computation	766,837	796,472	772,911	795,992
Weighted-average effect of dilutive securities:
Convertible notes	—	55,277	55,277	55,277
RSUs	—	15,247	6,157	16,411
Stock options	—	496	274	625
Other	—	1,688	1,042	2,317
Weighted-average shares used to compute diluted net income (loss) per share	766,837	869,180	835,661	870,622
Diluted net income (loss) per share	$(0.35)	$0.08	$0.30	$0.16

The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warrants	31,180	43,467	31,180	43,467
Convertible notes	55,277	12,287	—	12,287
RSUs	63,021	13,119	37,887	14,239
Shares subject to repurchase and others	45,171	2,515	41,883	2,515
Stock options	933	3	18	3
There is no dilutive effect of the 2024 Notes, the 2025 Notes, and the 2026 Notes in the three months ended June 30, 2022 due to the net loss position. In the three months ended June 30, 2021 and the six months ended June 30, 2022 and 2021, the 2024 Notes, the 2025 Notes, and the 2026 Notes were included in the computation of diluted income per share as the effect of including these shares in the calculation is dilutive. The 2021 Notes were not included in the computation of diluted income per share in the three and six months ended June 30, 2021 as the effect of including these shares in the calculation would have been anti-dilutive. The 2021 Notes were repaid at maturity in September 2021 and were not included in the calculation in the three and six months ended June 30, 2022.
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
Rights Plan
On April 15, 2022, the Company’s Board of Directors authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record as of the close of business on April 25, 2022, as set forth in a Preferred Stock Rights Agreement dated as of April 15, 2022 (the Rights Agreement). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.000005 per share, of the Company at an exercise price of $210.00, subject to adjustment. The Rights expire on the earliest of (1) April 14, 2023, unless such date is extended, or (2) the redemption or exchange of the Rights as described above.
On April 25, 2022, in connection with the execution of the Merger Agreement, the Board approved Amendment No. 1 to the Rights Agreement (Amendment No. 1). Amendment No. 1 exempts the approval, execution, delivery or performance of the Merger Agreement, or the consummation prior to the termination of the Merger Agreement, of the Merger or any of the other transactions contemplated by the Merger Agreement in accordance with its terms, from, among other things, (i) resulting in a Distribution Date (as defined by the Rights Agreement) or permitting the Rights (as defined by the Rights Agreement) to be exercised or exchanged, and (ii) causing Parent, Acquisition Sub or their respective affiliates to be deemed an Acquiring Person (as defined by the Rights Agreement) for any purpose under the Rights Agreement.
As a result of Amendment No. 1, the completion of the Merger in accordance with the terms of the Merger Agreement will not trigger the terms of the Rights Plan.

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
In the six months ended June 30, 2022, the Company repurchased 1.9 million shares for an aggregate amount of $71.5 million under the 2020 Repurchase Program. In connection with the ASR Agreements, the Company made a prepayment of $2.0 billion and received an initial delivery of approximately 37.8 million shares of its common stock. The repurchased shares were immediately retired upon settlement and treated as a repurchase of common stock for purposes of calculating earnings per share. $600.0 million of the prepayment was evaluated as an unsettled forward contract, classified within stockholders’ equity. Under the terms of the ASR Agreements, the remaining shares are expected to be delivered in the third quarter of 2022. The number of shares that the Company will ultimately repurchase will be determined based on the volume-weighted average price of the Company’s common stock over the term of the ASR Agreements, less an agreed upon discount.
The Company revised its previously reported additional paid-in capital and accumulated deficit as of March 31, 2022, which were understated by $76.8 million due to an error identified by the Company related to the amount of additional paid-in capital reductions recorded for share repurchase transactions during the three months ended March 31, 2022. There was no overall change to stockholders' equity. The Company assessed the materiality of the error and concluded it was not material to the consolidated financial statements as of and for the three months ended March 31, 2022.
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
During the three and six months ended June 30, 2022, employees purchased an aggregate of 1.6 million shares under the ESPP at a weighted-average price of $31.78 per share. During the three and six months ended June 30, 2021, employees purchased an aggregate of 1.5 million shares under the ESPP at a weighted-average price of $25.69 per share.
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
The Company had 1.2 million and 1.6 million shares of unvested restricted common stock as of June 30, 2022 and December 31, 2021, respectively. The Company's restricted common stock activity was not material during the six months ended June 30, 2022.
Stock Option Activity
The Company had 0.9 million and 1.0 million shares of stock options outstanding as of June 30, 2022 and December 31, 2021, respectively. The Company’s stock option activity was not material during the six months ended June 30, 2022.

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
The following table summarizes the activity related to the Company’s PRSUs for the six months ended June 30, 2022 (in thousands, except per share data):

	PRSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2021	456	$52.89
Granted (100% target level)	852	$46.15
Additional earned performance shares related to 2021 grants	4	$71.22
Vested	(217)	$48.43
Forfeited or canceled	(125)	$53.23
Unvested and outstanding at June 30, 2022	970	$48.01
The total fair value of PRSUs vested during the three and six months ended June 30, 2022 was $0.5 million and $7.7 million, respectively. The total fair value of PRSUs vested during the three and six months ended June 30, 2021 was $9.4 million.
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
The following table summarizes the activity related to the Company’s market-based restricted stock units for the six months ended June 30, 2022 (in thousands, except per share data):

	Market-based RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2021	2,921	$31.64
Granted (100% target level)	810	$57.08
Vested	(46)	$40.26
Forfeited or canceled	(582)	$37.87
Unvested and outstanding at June 30, 2022	3,103	$36.98
The total fair value of market-based RSUs vested during the three and six months ended June 30, 2022 was $1.7 million. The total fair value of market-based RSUs vested during the three and six months ended June 30, 2021 was $17.2 million. The 3.1 million shares of market-based RSUs unvested and outstanding at June 30, 2022 represent the awards at the target level of achievement for the respective performance periods.

RSU Activity
The following table summarizes the activity related to the Company’s restricted stock units (RSUs), excluding PRSUs and market-based RSUs, for the six months ended June 30, 2022. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of each respective date (in thousands, except per share data):

	RSUs Outstanding
	Shares	Weighted- Average Grant- Date Fair Value Per Share
Unvested and outstanding at December 31, 2021	37,394	$48.14
Granted	42,161	$39.12
Vested	(9,874)	$42.72
Canceled	(6,660)	$45.55
Unvested and outstanding at June 30, 2022	63,021	$43.23
The total fair value of RSUs vested during the three months ended June 30, 2022 and 2021 was $277.3 million and $241.8 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2022 and 2021 was $427.1 million and $462.5 million, respectively.

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$19,813	$13,120	$32,693	$21,852
Research and development	167,403	103,312	274,007	168,468
Sales and marketing	50,792	36,371	79,956	57,542
General and administrative	44,182	25,399	72,797	41,213
Total stock-based compensation expense	$282,190	$178,202	$459,453	$289,075
The Company capitalized $17.9 million and $27.0 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended June 30, 2022 and 2021, respectively, and $36.6 million and $41.5 million in the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, there was $2.70 billion of gross unamortized stock-based compensation expense related to unvested awards which is expected to be recognized over a weighted-average period of 3.1 years. The Company accounts for forfeitures as they occur.
Note 14. Income Taxes
The Company’s tax provision or benefit for income taxes for interim periods has generally been determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, the accounting guidance permits the use of the actual effective tax rate for the year-to-date period. In all periods presented, the Company used this approach because it was unable to reasonably estimate its annual effective tax rate due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.
The Company recorded a benefit from income taxes of $65.9 million and a provision for income taxes of $249.5 million for the three and six months ended June 30, 2022, respectively. The Company recorded a provision for income taxes of $15.7 million and a benefit from income taxes of $2.4 million for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2022, the primary difference between the effective tax rate and the federal statutory tax rate relates to foreign tax rate differences and research and development credits. For the six months ended June 30, 2022, the primary difference between the effective tax rate and the federal statutory tax rate relates to the gain on the sale of MoPub, described in Note 10 - Sale of Asset Group, being subject to higher foreign tax rates and U.S. global intangible low-taxed income.
As of June 30, 2022, the Company had $997.9 million of deferred tax assets for which it had not established a valuation allowance. The Company had a valuation allowance of $1.43 billion, primarily related to deferred tax assets of a foreign subsidiary, California and Massachusetts, and U.S. federal unrealized capital losses. The Company completed its reassessment of the ability to realize these assets and concluded that a valuation allowance was not required for the other jurisdictions. However, if the current macroeconomic environment continues, the Company's forecasted earnings and expectations may change. This could result in a material non-cash income tax expense to record an additional valuation allowance to further reduce its deferred tax assets to the net amount it believes is more-likely-than-not to be realized. There is a possibility that within the next several quarters, sufficient negative evidence could become available to reach a conclusion that an additional valuation allowance is required.
As of June 30, 2022, the Company had $425.9 million of unrecognized tax benefits, of which $325.9 million could result in a reduction of the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation allowance recorded for California and Massachusetts deferred tax assets.
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

Note 15. Commitments and Contingencies
Credit Facility
The Company has a revolving credit agreement with certain lenders, which provides for a $500.0 million unsecured revolving credit facility maturing on August 7, 2023. The Company is obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. In February 2022, the Company amended its existing revolving credit agreement to permit repurchases by the Company of its common stock in an aggregate amount not to exceed $4.0 billion. As of June 30, 2022, no amounts had been drawn under the credit facility.
Contractual Obligations
The Company's principal commitments consist of obligations under the Notes (including principal and coupon interest), operating and finance leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments.
During the six months ended June 30, 2022, the Company issued $1.0 billion in aggregate principal amount of the 2030 Notes. As of June 30, 2022, the Company's contractual obligation to settle commitments related to the 2030 Notes is $25.8 million for the remainder of the year ending December 31, 2022, $50.0 million for each of the years ending December 31, 2023, 2024, 2025, and 2026, and $1.18 billion in aggregate thereafter until the 2030 Notes are repaid at maturity in the year ending December 31, 2030. Refer to Note 11 - Convertible Notes and Senior Notes for additional detail.
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
On July 28, 2020, the Company received a draft complaint from the Federal Trade Commission (FTC) alleging violations of the Company’s 2011 consent order with the FTC and the Federal Trade Commission Act. The allegations relate to the Company’s use of phone number and/or email address data provided for safety and security purposes for targeted advertising during periods between 2013 and 2019. The Company recorded an accrual of $150.0 million in the three months ended June 30, 2020. In May 2022, the Company and the FTC finalized a settlement that required the Company to pay a $150.0 million penalty, which the Company previously deposited into escrow from cash on hand in March 2022, and entered into a consent order. In June 2022, the U.S. District Court for the Northern District of California approved the settlement.
On January 15, 2021, a derivative action was filed in the Delaware Chancery Court against certain directors of the Company alleging that the directors violated their fiduciary duties in deciding to enter into the Cooperation Agreement with certain affiliates of Elliott Management Corporation, to enter into the Investment Agreement with an affiliate of Silver Lake Partners, and to authorize a program to repurchase up to $2.0 billion of the Company's common stock. The Company and the directors dispute the claims and intend to defend the lawsuit vigorously. The defendants moved to dismiss the complaint on March 19, 2021 and on September 10, 2021, the Court denied defendants’ motion to dismiss. On November 9, 2021, the Court granted a motion to stay the case for six months pending the completion of an investigation by a Special Litigation Committee of the Company's Board of Directors. On May 5, 2022, the Court granted a motion to extend the stay to September 6, 2022.
On February 22, 2021, a derivative action was filed in the Delaware Chancery Court against Jack Dorsey alleging that Mr. Dorsey violated his fiduciary duties relating to various alleged privacy and cybersecurity issues. The parties agreed to a stay of this action pending the outcome of the Company's Board of Directors' investigation of the claims. Upon completion of its investigation, on March 14, 2022, a Special Committee of the Company’s Board of Directors notified the plaintiff by letter that the Company’s Board of Directors voted to refuse the plaintiff’s demand. The Company’s response to the complaint is currently due in July 2022.

On May 6, 2022, a complaint was filed in the Delaware Court of Chancery by a putative Company stockholder (the Delaware Plaintiff) against the Company, members of the Company’s Board of Directors, and Mr. Musk, captioned Orlando Police Pension Fund v. Twitter, Inc., et al., C.A. No. 2022-0396-KSJM (Del. Ch.) (the Delaware Complaint). The Delaware Complaint alleged that Mr. Musk reached an “agreement, arrangement or understanding,” as those terms are defined in Section 203 of the Delaware General Corporation Law (Section 203), with certain other Company stockholders prior to the Company Board’s approval of the Merger, pursuant to which the shares of the Company owned by these other stockholders would be voted in favor of the Merger, thereby triggering Section 203’s requirement that at least 66 and 2/3 percent of the Company’s outstanding stock unaffiliated with Mr. Musk vote in favor of the Merger. The Delaware Complaint sought, among other things, (1) an order declaring that the Merger is subject to Section 203’s supermajority voting requirement and (2) a finding that the members of the Company’s Board breached their fiduciary duties by entering into the Merger Agreement without providing for a supermajority stockholder vote contemplated by Section 203. The Company disputes the Delaware Complaint’s allegations, including the allegation that Section 203’s supermajority voting requirement applies to the Merger. On June 27, 2022, the Delaware Court of Chancery granted a stipulation and proposed order filed by the parties to the litigation to voluntarily dismiss the Delaware Complaint, including the causes of action asserted therein, with prejudice as to the Delaware Plaintiff only.
On May 25, 2022, a class action complaint was filed in the U.S. District Court for the Northern District of California by a putative Company stockholder (the California Plaintiff) against Mr. Musk and the Company. The complaint asserted causes of action against Mr. Musk under the California Corporation Code for alleged market manipulation, disclosure of materially misleading public statements, insider trading, and unjust enrichment in connection with Mr. Musk’s acquisition of Company shares and certain public statements he has made regarding the Merger Agreement. The complaint also sought a declaration that Mr. Musk is not entitled to put the Merger Agreement on hold pending investigation of false or spam accounts on Twitter’s platform and that the Company has an obligation to investigate Mr. Musk’s insider trading. On July 1, 2022, the California Plaintiff filed an amended complaint. The amended complaint no longer asserts causes of action under the California Corporation Code or a declaration that the Company has an obligation to investigate Mr. Musk’s alleged insider trading. The amended complaint now asserts causes of action under Delaware law (i) against Mr. Musk, Parent and Acquisition Sub for aiding and abetting breaches of fiduciary duties allegedly committed by Jack Dorsey and Egon Durban in connection with the Merger Agreement, and (ii) against Mr. Musk for unjust enrichment. The amended complaint also adds certain new allegations regarding events that transpired since the original complaint was filed. The amended complaint still seeks a declaration that Mr. Musk is not entitled to put the Merger Agreement on hold pending investigation of false or spam accounts. The lawsuit does not seek damages from the Company.
On June 7, 2022, a books and records complaint under Section 220 of the Delaware General Corporation Law (DGCL) was filed in the Delaware Court of Chancery by a putative Company stockholder against the Company. The complaint seeks an order requiring the Company to produce to the plaintiff certain books and records of the Company sufficient to investigate whether the Company’s Board or management has engaged in alleged wrongdoing in connection with, among other things, the Merger and the Company’s public disclosures regarding its calculation of daily active users on the Twitter platform. The Company disputes the complaint’s allegations. The lawsuit does not seek damages from the Company.
On June 28, 2022, a Company stockholder filed a lawsuit in the Southern District of New York against the Company and the Board of Directors, asserting claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act), alleging that certain disclosures regarding the Merger in the revised preliminary proxy statement filed on June 21, 2022 are materially incomplete and misleading. More specifically, the lawsuit alleges that the preliminary proxy statement should provide additional information and metrics related to projections and financial analyses described in the preliminary proxy statement. Twitter intends to defend itself vigorously in this litigation.
On July 12, 2022, following Mr. Musk’s delivery of a notice alleging that the Company breached the Merger Agreement and purporting to terminate the Merger Agreement, the Company filed a complaint in the Delaware Court of Chancery against Mr. Musk, Parent and Acquisition Sub seeking a grant of specific performance, and such injunctive relief as is necessary to enforce the decree of specific performance, ordering Mr. Musk, Parent and Acquisition Sub to specifically perform their obligations under the Merger Agreement and consummate the closing in accordance with the terms of the Merger Agreement. On July 19, 2022, the Delaware Court of Chancery granted Twitter’s motion to expedite proceedings and scheduled a five day trial to begin in October 2022.
The Company may be involved in additional litigation related to the Merger. The Company is also currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform or the Company's actions related thereto, intellectual property, privacy, data protection, consumer protection, securities, employment, and contractual rights. Legal fees and other costs associated with such actions are expensed as incurred.
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
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has never incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties or arrangements with its customers, partners, suppliers and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of June 30, 2022 and December 31, 2021.

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
Highlights of Quarterly Results
Revenue for the three months ended June 30, 2022 totaled $1.18 billion, a decrease of 1% year over year.
•Advertising revenue totaled $1.08 billion, an increase of 2% year over year.
•Subscription and other revenue totaled $100.7 million, a decrease of 27% year over year.
•U.S. revenue totaled $661.3 million, an increase of 1% year over year.
•International revenue totaled $515.4 million, a decrease of 4% year over year.
•Total ad engagements increased 7% year over year.
•Cost per engagement decreased 5% year over year.
Average monetizable daily active usage (mDAU)(1) for the three months ended June 30, 2022 was 237.8 million, an increase of 16.6% year over year.
Loss from operations was $343.8 million, or 29% of total revenue, for the three months ended June 30, 2022, compared to income from operations of $30.3 million, or 3% of total revenue, for the three months ended June 30, 2021.
Net loss was $270.0 million for the three months ended June 30, 2022 compared to net income of $65.6 million for the three months ended June 30, 2021.
Cash, cash equivalents and short-term investments in marketable securities totaled $6.12 billion as of June 30, 2022.

(1) In March of 2019, we launched a feature that allowed people to link multiple separate accounts together in order to conveniently switch between accounts. An error was made at that time, such that actions taken via the primary account resulted in all linked accounts being counted as mDAU. This resulted in an overstatement of mDAU from the first quarter of 2019 through the fourth quarter of 2021. See the section titled, "mDAU Recast" in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 filed on May 2, 2022 for more information.

Pending Merger
On April 25, 2022, we entered into an agreement and plan of merger (the Merger Agreement) with X Holdings I, Inc. (Parent), X Holdings II, Inc. (Acquisition Sub), and, solely for the purpose of certain provisions of the Merger Agreement, Elon Musk. Parent and Acquisition Sub are affiliates of Elon Musk. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into Twitter (the Merger), with Twitter surviving the Merger and becoming a wholly owned subsidiary of Parent. Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be canceled and converted into the right to receive $54.20 in cash, without interest.
The Merger Agreement contains certain termination rights for Twitter and Parent. Upon termination of the Merger Agreement under specified limited circumstances, we will be required to pay Parent a termination fee of $1.0 billion. Specifically, this termination fee is payable by us to Parent if (1) we terminate the Merger Agreement in order to be able to enter into a definitive agreement for a competing acquisition proposal that constitutes a Superior Proposal (as defined in the Merger Agreement); or (2) Parent terminates the Merger Agreement because our board of directors recommends that our stockholders vote against the adoption of the Merger Agreement or in favor of any competing acquisition proposal. This termination fee will also be payable by us to Parent in the event that (1) a competing acquisition proposal for 50% or more of our stock or consolidated assets has been publicly announced and not withdrawn, (2) the Merger Agreement is terminated because our stockholders fail to adopt the Merger Agreement or because we materially breach the Merger Agreement, and (3) within twelve months of such termination of the Merger Agreement, we enter into a definitive agreement providing for a competing acquisition proposal for 50% or more of our stock or consolidated assets and such acquisition is subsequently consummated. Upon termination of the Merger Agreement under other specified limited circumstances, Parent will be required to pay us a termination fee of $1.0 billion. Specifically, this termination fee is payable by Parent to us if the Merger Agreement is terminated by us because (1) Parent and Acquisition Sub failed to consummate the Merger as required pursuant to, and in the circumstances specified in, and subject to the terms of, the Merger Agreement while Twitter stood ready, willing and able to consummate the Merger and the other transactions contemplated by the Merger Agreement; or (2) Parent, Acquisition Sub or Mr. Musk breaches its or his representations, warranties or covenants in a manner that would cause the related closing conditions to not be satisfied. Mr. Musk has provided Twitter with a limited guarantee in our favor, which guarantees, among other things, the payment of the termination fee payable by Parent to us, subject to the conditions set forth therein.
In addition to the foregoing termination rights, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by October 24, 2022 (the Termination Date). The Termination Date will be extended for six months if the closing conditions related to applicable antitrust and foreign investment clearances and the absence of any applicable law or order making illegal or prohibiting the Merger have not been satisfied as of such date. In addition, if a party to the Merger Agreement brings litigation to enforce the performance of the Merger Agreement, the Termination Date will be extended to (i) the 20th business day following the resolution of such litigation or (ii) such other time period established by the court in such litigation.
On July 8, 2022, representatives of Mr. Musk delivered a notice purporting to terminate the Merger Agreement. We believe that Mr. Musk’s purported termination is invalid and wrongful, and the Merger Agreement remains in effect. On July 12, 2022, we commenced litigation against Mr. Musk, Parent and Acquisition Sub to cause them to perform their obligations under the Merger Agreement and consummate the closing in accordance with the terms of the Merger Agreement. On July 19, 2022, the Delaware Court of Chancery granted Twitter’s motion to expedite proceedings and scheduled a five day trial to begin in October 2022.
As of the date hereof, all required regulatory clearances and approvals have been obtained and stockholder approval of the Merger Agreement is the only remaining approval or regulatory condition to consummating the closing of the Merger under the Merger Agreement. The exact timing of completion of the Merger, if at all, cannot be predicted because the Merger is subject to ongoing litigation, adoption of the Merger Agreement by our stockholders and the satisfaction of the other remaining closing conditions.
We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, subject to customary exceptions.
For further discussion about the Merger and the litigation relating to the Merger, see the section titled “Proposed Transaction with Elon Musk” in Note 1 - Summary of Significant Accounting Policies and the section titled “Legal Proceedings” in Note 15 - Commitments and Contingencies in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Form 8-K filed with the SEC on April 26, 2022, and our revised preliminary proxy statement in connection with the solicitation of proxies to approve the Merger filed with the SEC on July 15, 2022, as well as the definitive proxy statement and any other documents or materials related to the Merger we may file when they become available.

Current Economic Conditions and COVID-19
We are subject to risks and uncertainties caused by events with significant macroeconomic impacts, including, but not limited to, the COVID-19 pandemic, the Russian invasion of Ukraine, and actions taken to counter inflation. Supply chain constraints, labor shortages, inflation, and rising interest rates and reduced consumer confidence have caused advertisers in a variety of industries to be cautious in their spending and to either pause or slow their campaigns. In 2021 and the first half of 2022, these macro factors had a negative impact on, and may negatively impact in future periods, our advertising revenue.
In order to manage our cost structure in light of the current macroeconomic environment, we are seeking opportunities to reduce our expense growth. We significantly slowed hiring in the second quarter of 2022 and are being more selective about the roles that we are filling, and we have simultaneously seen our attrition rate increase. We have also reduced non-labor spend in areas such as travel and marketing.
The extent of the ongoing impact of these macroeconomic events on our business and on global economic activity is uncertain and may continue to adversely affect our business, operations and financial results. Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. The risks related to our business are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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
In the three months ended June 30, 2022, we had 237.8 million average mDAU**, which represents an increase of 16.6% from the three months ended June 30, 2021. The increase was driven by ongoing product improvements and global conversation around current events. In the three months ended June 30, 2022, we had 41.5 million average mDAU in the United States and 196.3 million average mDAU in the rest of the world, which represent increases of 14.7% and 17.0%, respectively, from the three months ended June 30, 2021.
For additional information on how we calculate changes in mDAU and factors that can affect this metric, see the section titled “Note Regarding Key Metrics.”

Monetizable Daily Active Usage: Worldwide
(quarterly average in millions)*
260.0
240.0
220.0
200.0
180.0
160.0
187.3
190.9
197.6
204.0
209.3
214.7
229.0
237.8
Sep 30 2020
Dec 31 2020**
Mar 31 2021**
Jun 30 2021**
Sep 30 2021**
Dec 31 2021**
Mar 31 2022
Jun 30 2022

Monetizable Daily Active Usage: United States
(quarterly average in millions)
50.0
40.0
30.0
20.0
35.8
36.9
37.2
36.2
36.9
37.5
39.6
41.5
Sep 30 2020
Dec 31 2020**
Mar 31 2021**
Jun 30 2021**
Sep 30 2021**
Dec 31 2021**
Mar 31 2022
Jun 30 2022

Monetizable Daily Active Usage: International
(quarterly average in millions)
220.0
200.0
180.0
160.0
140.0
120.0
151.5
154.0
160.4
167.8
172.4
177.3
189.4
196.3
Sep 30 2020
Dec 31 2020**
Mar 31 2021**
Jun 30 2021**
Sep 30 2021**
Dec 31 2021**
Mar 31 2022
Jun 30 2022

* Please note the sum of average mDAU in the United States and average mDAU in the rest of the world may not equal the total average mDAU indicated due to rounding.
** An error introduced in March of 2019 resulted in an overstatement of mDAU from the first quarter of 2019 through the fourth quarter of 2021. The charts above provide updated values for mDAU from the fourth quarter of 2020 to the fourth quarter of 2021. See the section titled “mDAU Recast” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 filed on May 2, 2022 for more information.

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
In the three months ended June 30, 2022, ad engagements increased 7% from the three months ended June 30, 2021, due to our growing audience and increased demand for video ads on a year-over-year basis, offset in part by a mix shift to lower funnel ad formats, which generally have lower engagement rates and higher cost per ad engagement. In the three months ended June 30, 2022, cost per ad engagement decreased by 5% compared to the three months ended June 30, 2021, primarily driven by ad impression growth outpacing demand across most ad formats.

Ad Engagement Year-over-Year Change
(% Change)
27%
35%
11%
32%
6%
-12%
12%
7%
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021
Dec 31 2021
Mar 31 2022
Jun 30 2022

Cost Per Ad Engagement Year-over-Year Change
(% Change)
-9%
-3%
19%
42%
33%
39%
10%
-5%
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021
Dec 31 2021
Mar 31 2022
Jun 30 2022

Results of Operations
The following tables set forth our consolidated statements of operations data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Advertising services	$1,076,003	$1,053,411	$2,182,581	$1,952,251
Subscription and other	100,657	137,016	195,063	274,194
Total revenue	1,176,660	1,190,427	2,377,644	2,226,445
Costs and expenses (1)
Cost of revenue	540,676	416,932	1,048,126	797,940
Research and development	454,859	299,859	826,554	550,568
Sales and marketing	308,301	301,902	608,110	536,494
General and administrative	216,586	141,482	366,449	259,009
Total costs and expenses	1,520,422	1,160,175	2,849,239	2,144,011
Income (loss) from operations	(343,762)	30,252	(471,595)	82,434
Interest expense	(23,342)	(13,893)	(38,786)	(27,078)
Interest income	13,595	9,202	21,557	20,203
Other income, net	17,616	55,739	11,110	55,745
Gain (loss) on sale of asset group	(11)	—	970,463	—
Income (loss) before income taxes	(335,904)	81,300	492,749	131,304
Provision (benefit) for income taxes	(65,897)	15,651	249,470	(2,350)
Net income (loss)	$(270,007)	$65,649	$243,279	$133,654
(1)Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$19,813	$13,120	$32,693	$21,852
Research and development	167,403	103,312	274,007	168,468
Sales and marketing	50,792	36,371	79,956	57,542
General and administrative	44,182	25,399	72,797	41,213
Total stock-based compensation expense	$282,190	$178,202	$459,453	$289,075

The following table sets forth our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Advertising services	91%	88%	92%	88%
Subscription and other	9	12	8	12
Total revenue	100	100	100	100
Costs and expenses
Cost of revenue	46	35	44	36
Research and development	39	25	35	25
Sales and marketing	26	25	26	24
General and administrative	18	12	15	12
Total costs and expenses	129	97	120	96
Income (loss) from operations	(29)	3	(20)	4
Interest expense	(2)	(1)	(2)	(1)
Interest income	1	1	1	1
Other income, net	1	5	—	3
Gain (loss) on sale of asset group	—	—	41	—
Income (loss) before income taxes	(29)	7	21	6
Provision (benefit) for income taxes	(6)	1	10	—
Net income (loss)	(23)%	6%	10%	6%
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

Subscription and other
To better reflect our business opportunities, including the sale of MoPub and the launch of Twitter Blue, we updated the name of “Data Licensing and Other Revenue” to “Subscription and Other Revenue” in the first quarter of 2022. We generate subscription and other revenue by (i) offering data products and data licenses that allow our data partners to access, search and analyze historical and real-time data on our platform, which consists of public Tweets and their content, through the Twitter Developer Platform, and (ii) providing subscription-related offerings such as Twitter Blue, which allows accounts to pay for exclusive features on Twitter. Our data partners generally purchase licenses to access all or a portion of our data for a fixed period. We recognize data licensing revenue as our data partners consume and benefit from their use of the licensed data. "Subscription and Other Revenue" includes revenue from our mobile advertising exchange services through our MoPub exchange until the completion of its sale on January 1, 2022.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Advertising services	$1,076,003	$1,053,411	$22,592	2%	$2,182,581	$1,952,251	$230,330	12%
Subscription and other	100,657	137,016	(36,359)	(27)%	195,063	274,194	(79,131)	(29)%
Total revenue	$1,176,660	$1,190,427	$(13,767)	(1)%	$2,377,644	$2,226,445	$151,199	7%
Revenue in the three months ended June 30, 2022 decreased by $13.8 million, or 1%, and revenue in the six months ended June 30, 2022 increased by $151.2 million, or 7%, compared to the three and six months ended June 30, 2021, respectively.
Advertising revenue in the three months ended June 30, 2022 increased by $22.6 million, or 2%, and advertising revenue in the six months ended June 30, 2022 increased by $230.3 million, or 12%, compared to the three and six months ended June 30, 2021, respectively. The increases in advertising revenue in the three and six months ended June 30, 2022 reflect ongoing product improvements, advertising industry headwinds associated with the macroeconomic environment and uncertainty related to the Merger.
The increase in advertising revenue in the three months ended June 30, 2022 was attributable to an increase in the number of ad engagements of 7%, partially offset by a decrease in cost per ad engagement of 5%, compared to the same period in 2021. The increase in advertising revenue in the six months ended June 30, 2022 was attributable to an increase in the number of ad engagements of 9% and an increase in cost per ad engagement of 2%, compared to the same period in 2021. The increase in the number of ad engagements in the three and six months ended June 30, 2022 was due to our growing audience and increased demand for video ads on a year-over-year basis, offset in part by a mix shift to lower funnel ad formats, which generally have lower engagement rates and higher cost per ad engagement. The decrease in cost per ad engagement in the three months ended June 30, 2022 compared to the same period in 2021 was primarily driven by ad impression growth outpacing demand across most ad formats. The increase in cost per ad engagement in the six months ended June 30, 2022 compared to the same period in 2021 was primarily driven by a mix shift toward performance products, which are lower funnel ad formats, and 15-second video views, partially offset by like-for-like price decreases across most ad formats due to slow demand growth.
In the three and six months ended June 30, 2022, subscription and other revenue decreased by 27% and 29%, respectively, compared to the three and six months ended June 30, 2021. The decrease was primarily attributable to the sale of our MoPub business to AppLovin on January 1, 2022. MoPub and MoPub Acquire generated approximately $52.9 million and $104.2 million in revenue in the three and six months ended June 30, 2021, respectively, the significant majority of which was reflected in "Subscription and Other Revenue" (previously named "Data Licensing and Other Revenue").
In the near term, we continue to expect our revenues to be impacted by headwinds associated with the macroeconomic environment and uncertainty related to the Merger.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Cost of revenue	$540,676	$416,932	$123,744	30%	$1,048,126	$797,940	$250,186	31%
Cost of revenue as a percentage of revenue	46%	35%			44%	36%

In the three months ended June 30, 2022, cost of revenue increased by $123.7 million compared to the three months ended June 30, 2021. The increase was attributable to a $62.0 million increase in infrastructure costs, a $34.3 million increase in depreciation and amortization expense, and a $27.4 million increase driven primarily by revenue share expenses and personnel-related costs due to an increase in employee headcount.

In the six months ended June 30, 2022, cost of revenue increased by $250.2 million compared to the six months ended June 30, 2021. The increase was attributable to a $115.6 million increase in infrastructure costs, a $74.4 million increase driven primarily by revenue share expenses and personnel-related costs due to an increase in employee headcount, and a $60.2 million increase in depreciation and amortization expense.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Research and development	$454,859	$299,859	$155,000	52%	$826,554	$550,568	$275,986	50%
Research and development as a percentage of revenue	39%	25%			35%	25%
In the three months ended June 30, 2022, research and development expenses increased by $155.0 million compared to the three months ended June 30, 2021. The increase was driven by a $100.2 million increase in personnel-related costs mainly driven by an increase in employee headcount as we continued to invest in engineering, product, design, and research. Personnel-related costs included $13.1 million of severance-related costs incurred in the second quarter of 2022. The increase in research and development expenses was also driven by a $20.3 million net increase in facilities costs and other administrative expenses and a $34.5 million decrease in the capitalization of costs associated with developing software for internal use due to reprioritization efforts.
In the six months ended June 30, 2022, research and development expenses increased by $276.0 million compared to the six months ended June 30, 2021. The increase was driven by a $217.2 million increase in personnel-related costs mainly driven by an increase in employee headcount as we continued to invest in engineering, product, design, and research. Personnel-related costs included $13.1 million of severance-related costs incurred in the second quarter of 2022. The increases in research and development expenses were also driven by a $36.0 million increase in facilities costs and other administrative expenses, and a $22.8 million decrease in the capitalization of costs associated with developing software for internal use due to reprioritization efforts.

We are moderating our investments and striving to be even more focused on limiting our investments in engineering, product, design, and research. As we look to manage our cost structure, we will see a reduction in research and development expense growth in the near future. We expect that research and development expenses will vary as a percentage of revenue over time.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Sales and marketing	$308,301	$301,902	$6,399	2%	$608,110	$536,494	$71,616	13%
Sales and marketing as a percentage of revenue	26%	25%			26%	24%
In the three months ended June 30, 2022, sales and marketing expenses increased by $6.4 million compared to the three months ended June 30, 2021. The increase was attributable to a $11.0 million increase in facilities costs and other administrative expenses and a $11.0 million increase in personnel-related costs, offset by a $15.6 million decrease in marketing and sales-related expenses. The increase in personnel-related costs was mainly driven by an increase in employee headcount, and it included $2.9 million of severance-related costs incurred in the second quarter of 2022.
In the six months ended June 30, 2022, sales and marketing expenses increased by $71.6 million compared to the six months ended June 30, 2021. The increase was attributable to a $46.7 million increase in personnel-related costs, a $21.1 million net increase in facilities costs and other administrative expenses, and a $3.8 million increase in marketing and sales-related expenses. The increase in personnel-related costs was mainly driven by an increase in employee headcount, and it included $2.9 million of severance-related costs incurred in the second quarter of 2022.
We are moderating our investments and striving to be even more focused on limiting our investments in sales and marketing. As we look to manage our cost structure, we will see a reduction in sales and marketing expense growth in the near future. We expect that sales and marketing expenses will vary as a percentage of revenue over time.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
General and administrative	$216,586	$141,482	$75,104	53%	$366,449	$259,009	$107,440	41%
General and administrative as a percentage of revenue	18%	12%			15%	12%
In the three months ended June 30, 2022, general and administrative expenses increased by $75.1 million compared to the three months ended June 30, 2021. The increase was primarily attributable to a $49.2 million increase in personnel-related costs, mainly driven by an increase in employee headcount. Personnel-related costs included $2.8 million of severance-related costs incurred in the second quarter of 2022. The increase in general and administrative expenses was also driven by $33.1 million of transaction expenses associated with the proposed Merger incurred in the second quarter of 2022 and a $4.7 million increase in other professional service fees, offset by a $11.9 million decrease in facilities costs and other administrative expenses.

In the six months ended June 30, 2022, general and administrative expenses increased by $107.4 million compared to the six months ended June 30, 2021. The increase was primarily attributable to a $67.1 million increase in personnel-related costs, mainly driven by an increase in employee headcount. Personnel-related costs included $2.8 million of severance-related costs incurred in the second quarter of 2022. The increase in general and administrative expenses was also driven by $33.1 million of transaction expenses associated with the proposed Merger incurred in the second quarter of 2022 and a $9.7 million increase in other professional service fees, offset by a $2.5 million net decrease in facilities costs and other administrative expenses.
We plan to continue to invest in general and administrative functions to ensure we have an appropriate level of support for our key objectives. We expect that general and administrative expenses will vary as a percentage of revenue over time. As we look to manage our cost structure, we will see a reduction in certain general and administrative expenses; however, in the near term, general and administrative expenses will likely increase in absolute terms due to costs related to the Merger and related litigation.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Interest expense	$23,342	$13,893	68%	$38,786	$27,078	43%
In the three and six months ended June 30, 2022, interest expense increased by $9.4 million and $11.7 million compared to the three and six months ended June 30, 2021, respectively. The increase was primarily attributable to the issuance of the 2030 Notes in February 2022, offset by the repayment of the 2021 Notes at their maturity in September 2021.
Interest Income
Interest income is generated from our cash equivalents and short-term investments net of the related amortization of premium paid on such investments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Interest income	$13,595	$9,202	48%	$21,557	$20,203	7%
In the three and six months ended June 30, 2022, interest income increased by $4.4 million and $1.4 million compared to the three and six months ended June 30, 2021, respectively. The increase was primarily attributable to higher interest rates.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Other income, net	$17,616	$55,739	(68)%	$11,110	$55,745	(80)%
In the three and six months ended June 30, 2022, other income, net decreased by $38.1 million and $44.6 million compared to the three and six months ended June 30, 2021, respectively. The change was primarily attributable to a $22.6 million gain on investments in privately-held companies in the three and six months ended June 30, 2022, compared to a $51.9 million gain on investments in privately-held companies in the three and six months ended June 30, 2021.

Gain on Sale of Asset Group
On January 1, 2022, we completed the sale of our MoPub business to AppLovin Corporation for $1.05 billion in cash and recorded a pre-tax gain of $970.5 million after closing and transition service costs in the consolidated statements of operations in the six months ended June 30, 2022. The sale of MoPub enables us to focus on key areas of the business, including performance-based advertising, SMB offerings, and commerce initiatives on Twitter.
Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. Our provision (benefit) for income taxes for interim periods has generally been determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, the accounting guidance permits the use of the actual effective tax rate for the year-to-date period. We used this approach for all periods presented because we were unable to reasonably estimate our annual effective tax rate due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$(65,897)	$15,651	$249,470	$(2,350)
In the three and six months ended June 30, 2022, we recorded a benefit from income taxes of $65.9 million and a provision for income taxes of $249.5 million, compared to a provision for income taxes of $15.7 million and a benefit from income taxes of $2.4 million for the three and six months ended June 30, 2021, respectively. The change for the three months ended June 30, 2022 was primarily due to changes in our income (loss) before income taxes, tax deductions for stock-based compensation and research and development credits. The change for the six months ended June 30, 2022 was primarily due to the gain on the sale of MoPub, described in Note 10 - Sale of Asset Group, which was subject to higher foreign tax rates and tax on U.S. global intangible low-taxed income, and other changes in our income (loss) before income taxes.
As of June 30, 2022, we had $997.9 million of deferred tax assets for which we had not established a valuation allowance. We had a valuation allowance of $1.43 billion, primarily related to deferred tax assets of a foreign subsidiary, California and Massachusetts, and U.S. federal unrealized capital losses. We completed our reassessment of the ability to realize these assets and concluded that a valuation allowance was not required for the other jurisdictions. However, if the current macroeconomic environment continues, our forecasted earnings and expectations may change. This could result in a material non-cash income tax expense to record an additional valuation allowance to further reduce our deferred tax assets to the net amount we believe is more-likely-than-not to be realized. There is a possibility that within the next several quarters, sufficient negative evidence could become available to reach a conclusion that an additional valuation allowance is required.
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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net income	$243,279	$133,654
Net cash provided by operating activities	$155,787	$772,151
Net cash provided by investing activities	$1,402,205	$470,577
Net cash provided by (used in) financing activities	$(1,052,446)	$898,497
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
In March 2020, our Board of Directors authorized a program to repurchase up to $2.0 billion of our common stock over time (the 2020 Repurchase Program). In February 2022, our board of directors authorized a $4.0 billion share repurchase program (the 2022 Repurchase Program), which replaces the 2020 Repurchase Program. In connection with the 2022 Repurchase Program, on February 10, 2022 we entered into accelerated share repurchase agreements (the ASR Agreements) to repurchase $2.0 billion of our common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The 2022 Repurchase Program does not obligate us to acquire any particular amount of our common stock and may be suspended at any time at our discretion. The 2022 Repurchase Program does not have an expiration date. In the six months ended June 30, 2022, we repurchased 1.9 million shares for an aggregate amount of $71.5 million under the 2020 Repurchase Program. In connection with the ASR Agreements, we made a prepayment of $2.0 billion and received an initial delivery of approximately 37.8 million shares of our common stock. The ASR Agreements are expected to settle during the third quarter of 2022.
As of June 30, 2022, we had $6.12 billion of cash, cash equivalents and short-term investments in marketable securities, of which $217.3 million was held by our foreign subsidiaries. We do not plan to indefinitely reinvest these funds held by our foreign subsidiaries and have accrued the incremental taxes due as part of repatriation. We believe that our existing cash, cash equivalents and short-term investment balances, and our credit facility, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Merger Agreement
The Merger Agreement contains customary covenants regarding the conduct of our business prior to the closing of the Merger and contains certain termination rights for Twitter and Parent which require us or Parent to pay a termination fee of $1.0 billion under specified limited circumstances. In addition, pursuant to the Merger Agreement, we have agreed, subject to certain exceptions, not to take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring indebtedness (other than under existing credit facilities or to replace existing indebtedness) or materially amending the terms of existing indebtedness. We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements.
For further discussion about the terms of the Merger Agreement, the Merger and the litigation relating to the Merger, see the section titled "Pending Merger" above, the section titled “Proposed Transaction with Elon Musk” in Note 1 - Summary of Significant Accounting Policies, and the section titled “Legal Proceedings” in Note 15 - Commitments and Contingencies in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Facility
We have a revolving credit agreement with certain lenders which provides for a $500.0 million revolving unsecured credit facility maturing on August 7, 2023. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. In February 2022, we entered into an amendment to the revolving credit facility to permit the repurchase of our common stock in an aggregate amount not to exceed $4.0 billion. As of June 30, 2022, no amounts had been drawn under the credit facility.
Operating Activities
Cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, deferred income taxes, impairment of (gain on) on investments in privately-held companies, gain on the sale of an asset group, as well as the effect of changes in working capital and other activities. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenue, increases in operating expenses and costs related to acquisitions. For additional discussion, see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Cash provided by operating activities in the six months ended June 30, 2022 was $155.8 million, a decrease of $616.4 million compared to the six months ended June 30, 2021. Cash provided by operating activities was driven by net income of $243.3 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $68.3 million, including a gain on the sale of our MoPub asset group of $970.5 million, stock-based compensation expense of $459.5 million, depreciation and amortization expense of $333.6 million, and deferred income taxes of $131.1 million, and the effect of changes in assets and liabilities, net of asset acquired and liabilities assumed from acquisitions, that resulted in cash outflows of $19.2 million.
Investing Activities
Our primary investing activities consist of purchases of property and equipment, particularly purchases of servers and networking equipment, leasehold improvements for our facilities, purchases and disposals of marketable securities, strategic investments in privately-held companies, acquisitions of businesses and other activities.
Cash provided by investing activities in the six months ended June 30, 2022 increased by $931.6 million compared to the six months ended June 30, 2021. The increase was primarily due to $1.05 billion of proceeds from the sale of our MoPub asset group, a $521.8 million decrease in purchases of marketable securities, a $142.7 million decrease in purchases of property and equipment, a $25.0 million decrease in purchases of investments in privately-held companies, a $13.6 million decrease in business combinations, an $8.4 million absence of other investing activities, offset by a $502.2 million decrease in proceeds from sales of marketable securities, a $318.2 million decrease in proceeds from maturities of marketable securities, a $7.8 million increase in investments in the Finance Justice Fund, and a $1.5 million decrease in proceeds from sales of property and equipment.
Financing Activities
Our primary financing activities consist of issuances of securities, including common stock issued under our employee stock purchase plan and issuances of our Notes, repurchases of common stock under our share repurchase program, repayment of Convertible Notes, payments of finance lease obligations, and stock option exercises by employees and other service providers.
Cash used in financing activities in the six months ended June 30, 2022 was $1.05 billion, compared to cash provided by financing activities of $898.5 million in the six months ended June 30, 2021. The change was primarily due to a $1.58 billion increase in repurchases of common stock, including a $2.0 billion prepayment we made in connection with accelerated share repurchase agreements in February 2022, $988.7 million of net proceeds from the issuance of the 2030 Notes net of issuance costs in the six months ended June 30, 2022, compared to $1.42 billion of net proceeds from the issuance of the 2026 Notes net of issuance costs, which was reduced by a net cash outflow of $52.3 million for the purchase of convertible note hedges and sale of warrants entered into in connection with the issuance of the 2026 Notes in the six months ended June 30, 2021, and a $1.7 million decrease in proceeds from option exercises, offset by a $9.9 million increase in proceeds from the issuance of shares of stock from the ESPP, a $2.4 million decrease in tax payments related to net share settlements of equity awards, and the absence of $0.6 million of payments of finance lease obligations.
Contractual Obligations
Our principal commitments consist of obligations under the Notes (including principal and coupon interest), finance and operating leases for equipment, office space and co-located data center facilities, as well as non-cancelable contractual commitments. In addition, under the Merger Agreement, we may in certain circumstances be obligated to pay a termination fee of $1.0 billion. Refer to Note 6 - Leases; Note 11 - Convertible Notes and Senior Notes; and Note 15 - Commitments and Contingencies in the notes to the consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2022.

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
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks.
Interest Rate Fluctuation Risk
Our investment portfolio mainly consists of short-term fixed-income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of accumulated other comprehensive loss. Our investment policy and our investment strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
A rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Based on our investment portfolio balance as of June 30, 2022, a hypothetical increase in interest rates of 100 basis points would result in a decrease of approximately $21.1 million in the fair value of our available-for-sale securities. We currently do not hedge these interest rate exposures.
As of June 30, 2022, we had $3.59 billion aggregate principal amount of Convertible Notes outstanding and $1.70 billion aggregate principal amount of Senior Notes outstanding. We carry the Notes at face value less amortized discount on the consolidated balance sheets. Since the 2024 Notes, 2025 Notes, 2027 Notes, and 2030 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes change when the market price of our stock fluctuates or interest rates change.
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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three and six months ended June 30, 2022 and 2021. We currently utilize foreign currency forward contracts with financial institutions to reduce the risk that our earnings may be adversely affected by the impact of exchange rate fluctuations on monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. These contracts are not designated as hedging instruments. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk. Based on our foreign currency exposures from monetary assets and liabilities net of our open hedge position, we estimated that a 10% change in exchange rates against the U.S. dollar would have resulted in a gain or loss of approximately $7.4 million as of June 30, 2022.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
We are currently involved in, and may in the future be involved in, legal proceedings, claims, investigations, and government inquiries and investigations arising in the ordinary course of business. These proceedings, which include both individual and class action litigation and administrative proceedings, have included, but are not limited to matters involving content on the platform or our actions related thereto, intellectual property, privacy, data protection, consumer protection, securities, employment, and contractual rights. Legal risk may be enhanced in jurisdictions outside the United States where our protection from liability for content published on our platform by third parties may be unclear, and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary, among other things, to defend ourselves, and the people on Twitter or to establish our rights. For information regarding legal proceedings in which we are involved, see “Legal Proceedings” in Note 15 - Commitments and Contingencies of the notes to our consolidated financial statements, which is incorporated herein by reference.
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
Risks Related to our Pending Acquisition by Affiliates of Elon Musk
•the announcement and pendency of the Merger or a failure to complete the Merger on the terms reflected in the Merger Agreement or at all;
•business uncertainties and contractual restrictions while the Merger is pending;
•litigation that has arisen, including our litigation against Mr. Musk, Parent and Acquisition Sub, and additional litigation that may arise in connection with the Merger;
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
•our reliance on assumptions and estimates to calculate certain key metrics;
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

Risks Related to the Pending Acquisition by Affiliates of Elon Musk
The announcement and pendency of our agreement to be acquired by affiliates of Elon Musk may have an adverse effect on our business results, and a failure to complete the Merger on the terms reflected in the Merger Agreement or at all could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.
On April 25, 2022, we entered into the Merger Agreement with certain affiliates of Elon Musk. The Merger Agreement provides for our acquisition by an entity that is wholly owned by Mr. Musk. Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (1) approval of the Merger Agreement by our stockholders; (2) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), and clearance under the antitrust and foreign investment laws of the United States and certain non-United States jurisdictions; and (3) the absence of any law or order by a governmental authority of the United States or certain non-United States jurisdictions that has the effect of rendering illegal or prohibiting consummation of the Merger, or causing the Merger to be rescinded following the completion thereof. The expiration of the waiting period under the HSR Act occurred at 11:59 p.m., Eastern time, on June 2, 2022. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the terms reflected in the Merger Agreement, within the expected timeframe, or at all.
On July 8, 2022, representatives of Mr. Musk delivered a notice purporting to terminate the Merger Agreement. We believe that Mr. Musk’s purported termination is invalid and wrongful, and the Merger Agreement remains in effect. On July 12, 2022, we commenced litigation against Mr. Musk and certain of his affiliates to cause them to specifically perform their obligations under the Merger Agreement and consummate the closing in accordance with the terms of the Merger Agreement. On July 19, 2022, the Delaware Court of Chancery granted Twitter’s motion to expedite proceedings and scheduled a five day trial to begin in October 2022.
The Merger may be delayed, and may not be completed on the terms reflected in the Merger Agreement, or at all, due to a number of factors, including:
•the failure to obtain requisite stockholder approval to approve the Merger;
•litigation related to the merger, including our litigation against Mr. Musk, Parent and Acquisition Sub, and other legal and regulatory proceedings; and
•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a Company Material Adverse Effect (as defined in the Merger Agreement) would permit Parent not to close the Merger or result in the Merger Agreement not being completed in accordance with its terms.
If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, cash flows, and stock price, and our stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, additional litigation could be brought against us (and the outcomes of such could be worse), relationships with existing and prospective advertisers and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results and cash flows may be adversely impacted due to costs incurred in connection with the Merger;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with mDAU, employees, advertisers and other business partners, or potential harm to our brand, may continue or intensify in the event the Merger is not consummated or is significantly delayed; and
•the requirement that we pay Parent a termination fee of up to $1.0 billion under certain circumstances that give rise to the termination of the Merger Agreement.
Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.
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
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks and certain restrictions on our business under the terms of the Merger Agreement, which may not be waived without consent of Parent, that could harm our business relationships, financial condition, operating results, cash flows, and business, including:
•uncertainty regarding our future plans and strategy, including business model changes and transformation, and changes to our policies and procedures;
•whether advertisers continue their spending on our platform;
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
•disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management attention and resources, increased media and regulatory attention and general uncertainty regarding the transaction;
•our inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•our inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur indebtedness (subject to certain exceptions), or declare or authorize any dividend or distribution without Parent's approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger, which may materially and adversely affect our financial condition and cash flows;
•negative impacts arising from global and domestic economic and geopolitical trends and events, including the effects of inflation, the conflict in Ukraine and the COVID-19 pandemic; and
•other developments beyond our control that may affect the timing or success of the Merger.
These risks could materially and adversely impact our business, cash flows, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed. Further, restrictions on our business under the Merger Agreement may prevent us from making changes to our business and operations or react to changes in our markets and the general economy in a timely manner or at all.

Litigation has arisen, including our litigation against Mr. Musk, Parent and Acquisition Sub, and additional litigation may arise in connection with the Merger, which could be costly, prevent or delay consummation of the Merger, divert management’s attention and otherwise materially harm our business.
As of the date of this Quarterly Report on Form 10-Q, we have received five demand letters on behalf of purported stockholders challenging certain disclosures in the preliminary proxy statement on Schedule 14A filed by us with the SEC on May 17, 2022 (the Preliminary Proxy Statement), as amended on June 21, 2022 (the Amended Preliminary Proxy Statement) and July 15, 2022.
On May 6, 2022, a purported class action complaint (the Delaware Complaint) was filed by a putative stockholder (the Delaware Plaintiff) against us, our directors and Mr. Musk alleging that Mr. Musk reached an “agreement, arrangement or understanding,” as those terms are defined in Section 203 of the Delaware General Corporation Law (DGCL), with certain of our other stockholders prior to our Board’s approval of the Merger, pursuant to which the shares owned by these other stockholders would be voted in favor of the Merger, thereby triggering Section 203’s requirement that at least 66 and 2/3 percent of our outstanding stock unaffiliated with Mr. Musk vote in favor of the Merger. The Delaware Complaint seeks, among other things, (1) an order declaring that the Merger is subject to Section 203’s supermajority voting requirement and (2) a finding that the members of our Board breached their fiduciary duties by entering into the Merger Agreement without providing for a supermajority stockholder vote contemplated by Section 203. We dispute the Delaware Complaint’s allegations, including the allegation that Section 203’s supermajority voting requirement applies to the Merger. On June 27, 2022, the Delaware Court of Chancery granted a stipulation and proposed order filed by the parties to the litigation to voluntarily dismiss the Delaware Complaint, including the causes of action asserted therein, with prejudice as to the Delaware Plaintiff only.
On May 25, 2022, a class action complaint was filed in the U.S. District Court for the Northern District of California by a putative stockholder (the California Plaintiff) against us and Mr. Musk. The complaint asserted causes of action against Mr. Musk under the California Corporation Code for alleged market manipulation, disclosure of materially misleading public statements, insider trading, and unjust enrichment in connection with Mr. Musk’s acquisition of our shares and certain public statements he has made regarding the Merger Agreement. The complaint also sought a declaration that Mr. Musk is not entitled to put the Merger Agreement on hold pending investigation of false or spam accounts on our platform and that we have an obligation to investigate Mr. Musk’s insider trading. On July 1, 2022, the California Plaintiff filed an amended complaint. The amended complaint no longer asserts causes of action under the California Corporation Code or a declaration that we have an obligation to investigate Mr. Musk’s alleged insider trading. The amended complaint now asserts causes of action under Delaware law (i) against Mr. Musk, Parent and Acquisition Sub for aiding and abetting breaches of fiduciary duty allegedly committed by Jack Dorsey and Egon Durban in connection with the Merger Agreement, and (ii) against Mr. Musk for unjust enrichment. The amended complaint also adds certain new allegations regarding events that transpired since the original complaint was filed. The amended complaint still seeks a declaration that Mr. Musk is not entitled to put the Merger Agreement on hold pending investigation of false or spam accounts. The lawsuit does not seek damages from us.
On June 7, 2022, a books and records complaint under Section 220 of the DGCL was filed in the Delaware Court of Chancery by a putative stockholder against us. The complaint seeks an order requiring us to produce to the plaintiff certain of our books and records sufficient to investigate whether our Board or management have engaged in alleged wrongdoing in connection with, among other things, the Merger and our public disclosures regarding its calculation of daily active users on our platform. We dispute the complaint’s allegations. The lawsuit does not seek damages from us.
On June 28, 2022, a Company stockholder filed a lawsuit in the Southern District of New York against the Company and the Board of Directors, asserting claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act), alleging that certain disclosures regarding the Merger in the revised preliminary proxy statement filed on June 21, 2022 are materially incomplete and misleading. More specifically, the lawsuit alleges that the preliminary proxy statement should provide additional information and metrics related to projections and financial analyses described in the preliminary proxy statement. Twitter intends to defend itself vigorously in this litigation.
On July 12, 2022, following Mr. Musk’s delivery of a notice alleging that the Company breached the Merger Agreement and purporting to terminate the Merger Agreement, the Company filed a complaint in the Delaware Court of Chancery against Mr. Musk, Parent and Acquisition Sub seeking a grant of specific performance, and such injunctive relief as is necessary to enforce the decree of specific performance, ordering Mr. Musk, Parent and Acquisition Sub to specifically perform their obligations under the Merger Agreement and consummate the closing in accordance with the terms of the Merger Agreement. On July 19, 2022, the Delaware Court of Chancery granted Twitter’s motion to expedite proceedings and scheduled a five day trial to begin in October 2022.
Regardless of the outcome of any current or future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, cash flows, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our advertisers and other business partners, or otherwise materially harm our operations and financial performance.

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
If we are unable to generally increase our mDAU or engagement, or if these metrics decline, our products and services could be less attractive to people on Twitter, as well as to advertisers, content partners and platform partners, which would have a material and adverse impact on our business, financial condition and operating results.

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
Our advertising revenue growth is primarily driven by increases in mDAU, increases in ad pricing or number of ads shown and increases in our clickthrough rate. To date, our available advertising inventory has been greater than demand. Our future revenue growth, however, may be limited by available advertising inventory for specific ad types on certain days if we do not increase our mDAU or monetize our larger global audience. Our advertising revenue also could be affected by a number of other factors, including advertiser reaction to content published on our platform or our policies and responses thereto, bugs or other product issues that may impact our ability to effectively help advertisers target ads or share data with our measurement and ad partners. In addition, macroeconomic factors, such as the lingering effects of the COVID-19 pandemic, supply chain disruptions, inflation, rising interest rates, and the impacts of the war in Ukraine, have caused advertisers to reduce or delay ad spending and may continue to do so. The occurrence of any of these factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, either of which would adversely impact our revenue, business, financial condition and operating results. Recently, supply chain constraints, labor shortages, inflation, and rising interest rates and reduced consumer confidence have caused advertisers in a variety of industries to be cautious in their spending and to either pause or slow their campaigns. In 2021 and the first half of 2022, these factors had a negative impact on our advertising revenue, and in the near term are expected to negatively impact our advertising revenue in future periods. The extent of the ongoing impact of these macroeconomic factors on our business and on global economic activity is uncertain and may continue to adversely affect our business, operations and financial results.
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
We encourage employees to quickly develop and help us launch new and innovative features. We focus on improving the experience for people using our products and services, which includes measures to help protect the privacy of people on Twitter. Similarly, we prioritize developing new and improved products and services for advertisers on our platform. We frequently make product, product feature and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with our goals to improve the long-term experience for people on Twitter and/or performance for advertisers, which we believe will improve our operating results over the long term. For example, in January 2022, we completed the sale of our MoPub business. The sale of MoPub enables us to focus on key areas of the business, including performance-based advertising, SMB offerings, and commerce initiatives on Twitter.
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
Additionally, we and our executive leadership receive a high degree of media coverage around the world. Negative publicity about our company, our business or executives, including about the quality and reliability of our products or of content shared on our platform, changes to our products, policies and services, our privacy, data protection, our policies and enforcement of such policies, our cybersecurity practices (including actions taken or not taken with respect to certain accounts or reports regarding government surveillance or compliance with government legal requests), litigation, regulatory activity, the actions of certain accounts (including actions taken by prominent accounts on our platform or the dissemination of information that may be viewed as misleading or manipulative), even if inaccurate, could adversely affect our reputation. Such negative publicity and reputational harm could adversely affect mDAU and their confidence in and loyalty to our platform and could result in decreased revenue or increased costs to reestablish our brand, which would adversely impact our business, financial condition and operating results.
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
Recently, we have been experiencing higher voluntary attrition, including attrition due to uncertainty in connection with the Merger, and any resulting influx of new leaders and other new employees may require us to expend time, attention and resources to recruit and retain talent, restructure parts of our organization and train and integrate new employees. In addition, to attract and retain skilled personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. We may need to invest significant amounts of cash and equity to attract and retain employees, including providing competitive compensation and benefits, and we may not realize sufficient return on these investments. In addition, changes to U.S. immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our business may be materially and adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to effectively attract and retain employees, we may not be able to innovate or execute quickly on our strategy and our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.
We also believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. Our culture and perceptions of our culture are important to our ability to hire and retain talent. We allow most of our employees to work where they feel most productive, whether that is working full-time from home, from a Twitter office or splitting their time between their home and a Twitter office. If we fail to effectively manage attrition, as well as our hiring needs, and successfully integrate our new hires, our efficiency and ability to meet our forecasts, as well as our culture, employee morale, productivity and retention, could suffer, and our business and operating results would be adversely impacted.

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
We calculate our mDAU using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring mDAU and mDAU engagement. For example, there are a number of false or spam accounts in existence on our platform. We estimate that the average of false or spam accounts during the second quarter of 2022 continued to represent fewer than 5% of our mDAU during the quarter. However, this estimate is based on an internal review of a sample of accounts and we apply significant judgment in making this determination. As such, our estimation of false or spam accounts may not accurately represent the actual number of such accounts, and the actual number of false or spam accounts could be higher than we have currently estimated. We are continually seeking to improve our ability to estimate the total number of spam accounts and eliminate them from the calculation of our mDAU, but we otherwise treat multiple accounts held by a single person or organization as multiple accounts for purposes of calculating our mDAU because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our mDAU may not accurately reflect the actual number of people or organizations using our platform. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy, and we may have technical bugs or errors in our measurement processes. Our measures of mDAU growth and engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our metrics to be accurate representations of our total accounts or mDAU engagement, or if we discover material inaccuracies in our metrics, our reputation may be harmed and content partners, advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. If investors, analysts or customers do not believe our reported measures, such as mDAU, are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be adversely impacted.
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
•actions by governments or others to restrict access to Twitter or censor content on Twitter, such as how domestic Internet service providers in China have blocked access to Twitter and how other countries, including Russia and Turkey, have intermittently blocked or restricted access to Twitter, whether these actions are taken for political reasons, in response to decisions we make regarding governmental requests or content generated by people on Twitter, or otherwise;
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
Our business, operations and financial performance have been, and may in the future be, negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans, restrictions, social distancing requirements and shelter-in-place orders. The COVID-19 pandemic and these related responses have caused, and may in the future cause, decreased advertiser demand for our platform, global slowdown of economic activity, disruptions of major events, volatility and disruption of financial markets, and changes in consumer behavior.
Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. Events with significant macroeconomic impacts, such as the COVID-19 pandemic, could have an adverse affect our business, financial condition and operating results through prolonged decreases in advertising spend, credit deterioration of our customers, depressed economic activity, or declines in capital markets. The impacts of the COVID-19 pandemic, including supply chain constraints, labor shortages and inflation and related efforts to mitigate these issues have caused advertisers in a variety of industries to be cautious in their spending and in some cases, pause their campaigns. In 2021 and the first half of 2022, these factors had a negative impact on our advertising revenue, and in the near term are expected to negatively impact future periods. The impacts of the COVID-19 pandemic is rapidly evolving. We continue to monitor the situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan.

We have incurred significant operating losses in the past, and we may not be able to achieve or subsequently maintain profitability or accurately predict fluctuations in our operating results from quarter to quarter.
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

Given the rapidly evolving markets in which we compete, our historical operating results may not be useful to you in predicting our future operating results. If our revenue growth rate slows, we expect that the seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. For example, advertising spending is traditionally seasonally strong in the fourth quarter of each year, and we believe that this seasonality affects our quarterly results, which generally reflect higher sequential advertising revenue growth from the third to fourth quarter compared to sequential advertising revenue growth from the fourth quarter to the subsequent first quarter. Additionally, certain new revenue products or product features may carry higher costs relative to our other products, which may decrease our margins, and we may incur increased costs to scale our operations if mDAU and engagement on our platform increase. If we are unable to generate adequate revenue growth and to manage our expenses, we may incur significant losses in future periods and may not be able to achieve or subsequently maintain profitability.
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

From time to time, governments, regulators and others have expressed concerns about whether our products, services or practices compromise the privacy or data protection rights of the people on Twitter and others. While we strive to comply with applicable laws and regulations relating to privacy, data protection and cybersecurity, our privacy policies and other obligations we may have with respect to privacy, data protection and cybersecurity, the failure or perceived failure to comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by governments, regulators or others. A number of proposals have recently been adopted or are currently pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, the California Consumer Privacy Act (CCPA) requires, among other things, covered companies to provide disclosures to California consumers and afford such consumers the ability to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Additionally, the California Privacy Rights Act (CPRA) created obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), a comprehensive privacy statute that becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (CPA), which takes effect on July 1, 2023. Utah enacted the Utah Consumer Privacy Act (UCPA), on March 24, 2022, which takes effect on December 31, 2023, and Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, on May 10, 2022, which will take effect on July 1, 2023. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of the CCPA, the CPRA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Moreover, foreign data protection, privacy, cybersecurity, and other laws and regulations are often more restrictive or burdensome than those in the United States. For example, the GDPR imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is higher. Additionally, we have historically relied upon a variety of legal bases to transfer certain personal information outside of the European Economic Area (EEA), including the EU-U.S. Privacy Shield Framework, the Swiss-U.S. Privacy Shield Framework, and EU Standard Contractual Clauses (SCCs). These legal bases all have been, and may be, the subject of legal challenges and on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield framework and imposed additional obligations on companies when relying on the SCCs. The Swiss-U.S. Privacy Shield framework subsequently was invalidated by the Swiss Federal Data Protection and Information Commissioner. These developments may result in different EEA data protection regulators applying differing standards for, or require ad hoc verification of measures taken with respect to, certain data flows. The CJEU’s decision, the European Commission’s issuance of new SCCs in June 2021, the use of which was required in connection with new contracts and new personal data processing operations as of September 27, 2021, the UK’s issuance of its own new standard contractual clauses that became effective on March 21, 2022, and which are required to be used for new contracts as of September 21, 2022, continued guidance from the European Commission and European Data Protection Board (EDPB), and other developments with regard to cross-border data transfers may require us to take additional steps to legitimize impacted personal data transfers, and we may find it necessary or desirable to modify our data handling practices in connection with these or future legal challenges or other developments relating to cross-border data transfers. This could result in additional contractual negotiations and increased costs of compliance and limitations on our customers, vendors, and us. This CJEU decision and related developments, or future legal challenges or other developments, also could result in us being required to implement duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or could limit our ability to collect or process personal information in Europe, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged. Moreover, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (ePrivacy Regulation), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. Additionally, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release stating that the French data protection authority had issued a similar decision. On June 23, 2022, the Italian data protection authority adopted a similar decision. Other data protection authorities in the EU increasingly are focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition and operating results.

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
In April 2019, the EU passed the Directive on Copyright in the Digital Single Market (the EU Copyright Directive), which expands the liability of online platforms for third-party content posted on the platform. Each EU member state had two years to implement it, with a deadline of June 7, 2021, though implementation has been delayed in several EU member states. The EU Copyright Directive may increase our costs of operations, our liability for third-party content posted on our platform, and our litigation costs. Also, the final text of the EU’s Digital Services Act has been agreed by EU institutions and was formally adopted in July 2022 and effective in early 2023. The Digital Services Act imposes new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms.
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
The U.S. and foreign laws and regulations described above, as well as any associated inquiries or investigations or any other regulatory actions, may be onerous and costly to comply with and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs may delay or impede the development of new products and services, result in negative publicity, increase our operating costs, require significant management time and attention, lead to increased litigation, and subject us to remedies that may result in a loss of mDAU or advertisers and otherwise harm our business, including fines or demands or orders that we modify or cease existing business practices.
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
In March 2011, to resolve an investigation into various incidents, we entered into a consent order with the FTC that, among other things, required us to establish an information security program designed to protect non-public consumer information and also requires that we obtain biennial independent security assessments. The obligations under the consent order remain in effect until the later of March 2, 2031, or the date 20 years after the date, if any, on which the U.S. government or the FTC files a complaint in federal court alleging any violation of the order. We expect to continue to be the subject of regulatory inquiries, investigations and audits in the future by the FTC and other regulators around the world. Violation of existing or future regulatory orders, settlements or consent decrees could subject us to substantial fines, penalties and costs that would adversely impact our financial condition and operating results. For example, on July 28, 2020, we received a draft complaint from the FTC alleging violations of the 2011 consent order with the FTC and the FTC Act. The allegations relate to our use of phone number and/or email address data provided for safety and security purposes for targeted advertising during periods between 2013 and 2019. In May 2022, we and the FTC finalized a settlement that required us to pay a $150.0 million penalty, which the Company previously deposited into escrow from cash on hand in March 2022, and entered into a consent order. In June 2022, the U.S. District Court for the Northern District of California approved the settlement.
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
We have faced and will continue to face claims relating to content that is published or made available through our products and services or third-party products or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, illegal content, misinformation, content regulation and personal injury torts. The laws relating to the liability of providers of online products or services for activities of the people who use them remains somewhat unsettled, both within the United States and internationally. For example, there are various Executive and Congressional efforts to restrict the scope of the protections from legal liability for content moderation decisions and third-party content posted on online platforms that are currently available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for content moderation decisions and third-party content posted on our platform in the United States could decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs. This risk may be enhanced in certain jurisdictions outside the United States where we may be less protected under local laws than we are in the United States. For example, we are subject to legislation in Germany that may impose significant fines for failure to comply with certain content removal and disclosure obligations. Other countries, including Brazil, Turkey, Singapore, India, Australia, South Korea, and the United Kingdom, have implemented or are considering similar legislation imposing penalties for failure to remove certain types of content. In addition, the public nature of communications on our platform exposes us to risks arising from the creation of impersonation accounts intended to be attributed to people on Twitter or our advertisers. We could incur significant costs investigating and defending these claims. If we incur material costs or liability as a result of these occurrences, our business, financial condition and operating results would be adversely impacted.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act), and the listing standards of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
In 2018, we issued $1.15 billion in aggregate principal amount of 0.25% convertible senior notes due 2024 (the 2024 Notes). In 2019, we issued $700.0 million in aggregate principal amount of 3.875% senior notes due 2027 (the 2027 Notes). In 2020, we issued $1.0 billion in aggregate principal amount of 0.375% convertible senior notes due 2025 (the 2025 Notes). In March 2021, we issued $1.44 billion in aggregate principal amount of 0% convertible senior notes due 2026 (the 2026 Notes). In February 2022, we issued $1.0 billion in aggregate principal amount of 5.000% senior notes due 2030 (the 2030 Notes). We refer to the 2024 Notes, the 2025 Notes, and the 2026 Notes as the Convertible Notes. We refer to the 2027 Notes and the 2030 Notes as the Senior Notes. We refer to the Convertible Notes and the Senior Notes as the Notes. As of June 30, 2022, we had $5.29 billion in aggregate principal amount of outstanding Notes. As of June 30, 2022, we also had an undrawn unsecured revolving credit facility providing for loans in the aggregate principal amount of $500.0 million.
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

In addition, the Organization for Economic Cooperation and Development (OECD) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. A significant majority of countries in the OECD's Inclusive Framework have agreed in principle to a proposed solution to address the tax challenges arising from the digitalization of the economy. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. Nearly 140 countries have signed up or agreed to sign up on a plan that would be implemented between 2023 and 2024, setting a 15% minimum tax rate on corporations and a plan to reallocate part of the profits from the largest and most profitable businesses to countries where they make sales. The OECD's proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (DST). The European Union has also published its proposal for a directive aimed at implementing the OECD rules on a 15% minimum effective tax rate in the European Union Member States. Notwithstanding this, some countries, in the European Union and beyond, continue to operate a DST regime to capture tax revenue on digital services more immediately. Overall, future tax laws may increase our tax obligations in those countries or change the manner in which we operate our business.
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
The market price of our common stock has been and may continue to be highly volatile in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:
•publicity about Twitter related to the Merger, and public perceptions regarding the Merger, the pendency of the Merger and the likelihood it will close on the terms reflected in the Merger Agreement;
•the timing of the completion of the Merger on the terms reflected in the Merger Agreement, or at all;
•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, including related to the COVID-19 pandemic and the war in Ukraine;
•volatility in the market prices and trading volumes of technology stocks;
•short selling or other hedging activity in our stock;
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any securities litigation can result in substantial costs and a diversion of our management’s attention and resources. We are currently subject to securities litigation, including related to the Merger, and in September 2021, we entered into a binding agreement to settle a shareholder class action lawsuit. The proposed settlement resolves all claims asserted against us and the other named defendants in the shareholder class action lawsuit without any liability or wrongdoing attributed to them personally or to us. Under the terms of the proposed settlement, we paid $809.5 million from cash on hand in the fourth quarter of 2021. The settlement agreement is subject to final approval by the U.S. District Court for the Northern District of California. We may experience more such litigation following any future periods of volatility.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
April 1 - 30	—	$—	—	$2,000
May 1 - 31	—	$—	—	$2,000
June 1 - 30	—	$—	—	$2,000
Total	—		—

(1)In February 2022, our board of directors authorized a new $4.0 billion share repurchase program (referred to as the 2022 Repurchase Program), which became effective immediately and replaced the $2.0 billion program that our board of directors authorized in March 2020 (referred to as the 2020 Repurchase Program). Prior to the adoption of the 2022 Repurchase Program, pursuant to the 2020 Repurchase Program repurchases were made, and now, pursuant to the 2022 Repurchase Program, repurchases may be made from time to time through open market purchases or through privately negotiated transactions, under trading plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. The number of shares that the Company will ultimately repurchase will be determined based on the volume-weighted average price of the Company’s common stock over the term of the ASR Agreements, less an agreed upon discount. The 2022 Repurchase Program does not obligate us to acquire any particular amount of our common stock and may be suspended at any time at our discretion. The 2022 Repurchase Program does not have an expiration date. Please refer to Note 13 - Stockholders’ Equity in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(2)Average price paid per share includes costs associated with the repurchases.

Item 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated April 25, 2022, by and among Twitter, Inc., X Holdings I, Inc., X Holdings II, Inc., and, solely for the purposes of certain sections, Elon R. Musk.*	8-K	001-36164	2.1	April 26, 2022
3.1	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	001-36164	3.1	April 18, 2022
4.1	Preferred Stock Rights Agreement, dated as of April 15, 2022, by and between Twitter, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	001-36164	4.1	April 18, 2022
4.2	Amendment No. 1 to Preferred Stock Rights Agreement, dated as of April 25, 2022, by and between Twitter, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	001-36164	4.2	April 26, 2022
10.1	Letter Agreement, dated as of April 4, 2022, among Twitter, Inc. and Elon Musk.	8-K	001-36164	10.1	April 5, 2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

TWITTER, INC.
Date: July 26, 2022	By:	/s/ Parag Agrawal
Parag Agrawal Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2022	By:	/s/ Ned Segal
Ned Segal Chief Financial Officer (Principal Financial Officer)